Form 10QSB
period 1996-03-29
CASTELLE \CA\
filed 1996-05-13
CIK 908605

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-QSB


                                   (Mark One)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 29, 1996

                                  OR

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                    Commission File Number 0-220-20

                               CASTELLE
            (Name of small business issuer in its charter)
                    _______________________________

          California                                         77-0164056
(State of other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

             3255-3 Scott Boulevard, Santa Clara, California 95054 (Address of principal executive offices, including zip code)

     Issuer's telephone number, including area code: (408) 496-0474

     SECURITIES REGISTERED PURSUANT TO Section 12(b) OF THE ACT:  NONE

     SECURITIES REGISTERED PURSUANT TO Section 12(g) OF THE ACT:

                           COMMON STOCK NO PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]    No  [   ]


  The number of shares of Common Stock outstanding as of May 8, 1996 was 3,619,931.

                                    CASTELLE

                                     INDEX

                                                                  Page No.
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets .............................. 2

          Consolidated Statements of Income ........................ 3

          Consolidated Statemens of Cash Flows ..................... 4

          Notes to Consolidated Financial Statements ............... 5

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations ..................... 6

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ......................... 8

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document, as well as those discussed in the Company's Form SB-2 dated December 20, 1995 and the Form 10-KSB for the year ended December 31, 1995.


                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1 - FINANCIAL STATEMENTS



                                    CASTELLE
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     _____



          ASSETS                        MARCH 29,       DECEMBER 31,
                                        1996            1995
                                        (unaudited)


Current assets:
Cash and cash equivalents               $  5,722        $  7,268
Accounts receivable, net of
allowance for doubtful accounts of
$414 in 1996 and 1995                      3,387           2,837
Inventories                                5,199           3,637
Prepaid expenses and other
   current assets                            483             471

Total current assets                      14,791          14,213


Property plant and equipment, net            342             334
Other assets, net                            115             120

Total assets                            $ 15,248        $ 14,667




          LIABILITIES

Current liabilities:
Long-term debt, current portion                         $    193
Accounts payable                        $  2,482           2,723
Accrued liabilities                        1,934           2,448
Total current liabilities                  4,416           5,364

Long-term debt, less current portion                           4
Other long-term liabilities                                   10

Total liabilities                          4,416           5,378


          SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized:  25,000 shares
   Issued and outstanding:
   3,620 shares in 1996 and
   3,469 shares in 1995                   23,297          22,323
Notes receivable for purchase
   of common stock                          (379)           (379)
Accumulated deficit                      (12,086)        (12,655)

Total shareholders' equity                10,832           9,289

Total liabilities and
   shareholders' equity                 $ 15,248        $ 14,667




The accompanying notes are an integral part of these financial statements

                                    CASTELLE
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                     _____

                                    3 MONTHS ENDED       3 MONTHS ENDED
                                    MARCH 29, 1996       MARCH 31, 1995
                                    (unaudited)          (unaudited)

Net sales                           $    6,200           $    5,684
Cost of sales                            3,339                2,979

Gross profit                             2,861                2,705

Operating expenses:
   Research and development                533                  499
   Sales and marketing                   1,493                1,363
   General and administrative              291                  314

Total operating expenses                 2,317                2,176

Operating  income                          544                  529

Interest income (expense), net              73                 (119)
Other expense, net                         (20)

Income before provision for
   income taxes                            597                  410

Provision for income taxes                 (28)                  (5)

Net income                          $      569           $      405

Net income per share                $     0.15           $     0.16

Shares used in per share
   calculation                           3,832                2,649


The accompanying notes are an integral part of these financial statements

                                    CASTELLE
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                     _____


                                    3 MONTHS ENDED       3 MONTHS ENDED
                                    MARCH 29, 1996       MARCH  31, 1995
                                    (unaudited)          (unaudited)

Cash flows from operating
activities:

Net income                          $      569           $      405
Adjustments to reconcile net
   income to net cash provided
   by (used in) operating
   activities:

Depreciation and amortization               97                  171
Provision for doubtful accounts                                   9
Provision for excess and obsolete
   inventory and used equipment            103                   91
Changes in assets and liabilities:
   Accounts receivable                    (550)                 238
   Inventories                          (1,665)                (969)
   Prepaid expenses and other
     current assets                        (12)                 108
Accounts payable                          (241)                 112
Accrued liabilities and other
long-term liabilities                     (524)                 118

Net cash provided by (used in)
   operating activities                 (2,223)                 283


Cash flows from investing activities:
Acquisition of property and equipment      (80)                 (36)
Acquisition of intangible assets           (20)                  (9)

Net cash used in investing activities     (100)                 (45)


Cash flows from financing activities:
Decrease in restricted cash                                     297
Repayment of notes payable                (166)                (269)
Proceeds from bank borrowings                                 3,100
Repayment of bank borrowings                                 (3,531)
Principal payments on
   capitalized leases                      (31)                 (10)
Proceeds from issuance of
   common stock                            974

Net cash provided by (used in)
   financing activities                    777                 (413)

Net decrease in cash and
   cash equivalents                     (1,546)                (175)

Cash and cash equivalents at
   beginning of period                   7,268                  907


Cash and cash equivalents at
   end of period                    $    5,722           $      732



The accompanying notes are an integral part of these financial statements

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and have been prepared in accordance with generally accepted accounting principles. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. The results of operations for the interim period presented are not necessarily indicative of the results for the year ending December 31, 1996. Because all of the disclosures required by generally accepted accounting principles are not inluded in the accompanying consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.


2.  Net Income Per Share

     Net income per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares, options and warrants are included in the per share calculation where the effect of their inclusion would be dilutive.


3.  Inventories

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market.


                                    MARCH 29,            DECEMBER 31,
                                    1996                 1995

Raw material                        $ 2,929              $ 2,320
Work in process                         936                  419
Finished goods                        1,334                  898

                                    $ 5,199              $ 3,637


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                     _____

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's Form SB-2 dated December 20, 1995 and the Form 10-KSB for the year ended December 31, 1995.

                           Percentage of Net Revenues

                                    3 MONTHS           3 MONTHS
                                    ENDED              ENDED
                                    MARCH 29,          MARCH 31,
                                    1996               1995

Net sales                           100 %              100 %
Cost of sales                        54                 52

Gross profit                         46                 48


Operating expenses:

Research and development              9                  9
Sales and marketing                  24                 24
General and administrative            5                  6

Total operating expenses             38                 39


Operating  income                     8                  9


Interest income (expense), net        1                 (2)
Other expense, net

Income before provision for
   income taxes                       9                  7


Provision for income taxes

Net income                            9 %                7 %




Net Sales

     Net sales for the quarter ended March 29, 1996 increased $516,000 or 9% from the comparable quarter a year earlier. This increase in net sales resulted primarily from higher sales of the Company's fax server products.
Fax server product sales increased by 35% to $2.7 million in the three month period ended March 29, 1996 from $2.0 million during the comparable period in fiscal 1995. These increases in fax server sales were partially offset by a slight decrease in print server sales. Print server sales decreased by 8%, to $3.4 million in the three month period ended March 29, 1996 from $3.7 million during the comparable period in fiscal 1995. Other sales totaled $0.1 million in the first quarter of 1996.

Gross Profit

      Gross profit decreased as a percentage of net sales to 46% in the first quarter of 1996, compared to 48% in the comparable period in fiscal 1995. This decrease was primarily attributable to recognition of deferred revenue of $200,000 in the first quarter of 1995 relating to the provision of free upgrades, the associated costs being insignificant.

Research and Development

      Research and development expense was $533,000 and $499,000 in the first quarter of 1996 and 1995, or 9% of revenue each year, respectively. The Company intends to continue to invest substantial amounts in research and development in order to develop new products, as well as to improve product functionality, cost and performance of existing products.

Sales and Marketing

      Sales and marketing expenses were $1.5 million in the first quarter of 1996, or 24% of net sales as compared with $1.4 million, or 24% of net sales, for the same period last year. The increase in absolute dollars was due primarily to increases in personnel in key areas and higher spending on advertising in Europe.

General and Administrative

      General and administrative expenses were $291,000 in the first quarter of 1996, or 5% of net sales, as compared with $314,000, or 6% of net sales, for the same period last year.

Interest Income/(Expense), net

      Interest income, net, was $73,000 in the first quarter of 1996 as compared with interest expense, net, of $119,000 for the same period last year, due primarily to investment balances related to funds generated by the Company's initial public offering in December 1995 and the decrease in interest expense realized by eliminating the Company's bank borrowings and long-term debt.

Liquidity and Capital Resources

      As of March 29, 1996, the Company had $5.7 million of cash and cash equivalents. Working capital increased to $10.4 million at March 29, 1996 from $8.8 million at December 31, 1995. The Company has a letter of commitment for a $6.0 million secured revolving line of credit with a bank that has a one year expiration, pursuant to which the Company may borrow 75% of eligible domestic accounts receivable at the bank's prime rate. In addition, the Company has a $3.0 million foreign accounts receivable and inventory line which is part of the overall $6.0 million commitment. The Company may borrow 90% of pre-approved accounts receivable and 40% of export-related inventory. Under the terms of the agreement, the Company is required to maintain a certain minimum quick ratio and tangible net worth and maximum debt to tangible net worth, and is also restricted from entering into any mergers or acquisitions where the total annual consideration exceeds $15,000,000 without the bank' approval. The line of credit prohibits the payment of cash dividends and contains certain restrictions on the Company' ability to loan money or assets or purchase interests in other entities without the prior written consent of the lender. At March 29, 1996, the line of credit had a zero balance. In addition, the Company has a $500,000 equipment term loan credit facility with a bank that allows the Company to borrow 80% of invoice cost of new equipment. This facility has a 12-month draw-down period followed by a 36-month amortization period and terminates in August 1999. The interest rate for this loan is prime plus 1.5% per annum.

     The Company believes that exisiting sources of liquidity, capital resources and funds from operations will satisfy the Company' anticipated cash needs for the next 12 months. There can be no assurance, however, that the Company' actual needs will not exceed anticipated levels, or that the Company will generate sufficient sales to fund its operations in the absence of other sources. There also can be no assurance that any additional required financing will be available through bank borrowings, debt or equity offerings or otherwise or that, if such financing is available, it will be available on terms favorable to the Company.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)       1. Computation of Net Income Per Share

(b)       None








                                   Exhibit 1

                                    CASTELLE
                      COMPUTATION OF NET INCOME PER SHARE
                    (in thousands, except per share amounts)

                                     _____



                                       Quarter Ended        Quarter Ended
                                       March 29, 1996       March 31, 1995
                                       (unaudited)          (unaudited)

Primary and Fully Diluted:
Weighted average common shares
   outstanding for the period          3,581                  453
Weighted average shares from
   assumed conversion of
   preferred stock                                          1,970
Common equivalent shares pursuant
   to Staff Accounting Bulletin
   No. 83                                                      74
Common equivalent shares assuming
   conversion of stock options
   under the treasury stock method       251                  152

Shares used in per share
   calculation                         3,832                2,649

Net income                               569                  405
Income addback under modified
   treasury stock method                                       14

Adjusted net income                      569                  419

Net income per share                     0.15                 0.16



                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  CASTELLE

  By:  /s/ Arthur H. Bruno
      ----------------------------
                                                 Date:  May 13, 1996
       Arthur H. Bruno
       Chief Executive Officer and President
       (Principal Executive Officer)

  By:  /s/ Randall I. Bambrough
      ----------------------------
                                                 Date:  May 13, 1996
       Randall I. Bambrough
       Vice President of Finance and Administration
       Chief Financial Officer
       (Prinipal Financial and Accounting Officer)