Form 10QSB/A
period 1996-03-29
CASTELLE \CA\
filed 1996-07-18
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                Amendment No. 1

(Mark One)
  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 29, 1996

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-220-20

                                    CASTELLE
                 (Name of small business issuer in its charter)
                         -------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The  number  of  shares  of  Common  Stock  outstanding  as of May 8,  1996  was
3,619,931

                                    CASTELLE

                                      INDEX



                                                                    Page No.



Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             3

Signatures                                                             4

Index of Exhibits                                                      5

Financial Data Schedule                                                6

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(A)       Exhibits

          Item                   Description
          ----                   -----------
          11.1*                  Statement re:computation of per share earnings
          27                     Financial Data Schedule

*  Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





CASTELLE

By:______________________________________              Date:  July 17, 1996
     Arthur H. Bruno
     Chief Executive Officer and President
     (Principal Executive Officer)

By:______________________________________              Date:  July 17, 1996
     Randall I. Bambrough
     Vice President of Finance and Administration
     Chief Financial Officer
     (Prinipal Financial and Accounting Officer)

                                    CASTELLE
                               INDEX OF EXHIBITS

11.1* Computation of Net Income Per Share

*  Previously filed