Form 10QSB
period 1996-06-28
CASTELLE \CA\
filed 1996-08-12
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 28, 1996

                                       OR

  [  ]      Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-220-20

                                    CASTELLE
                 (Name of small business issuer in its charter)
                 ----------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of Common Stock outstanding as of August 8, 1996 was 3,620,844.

                                    CASTELLE

                                      INDEX



                                                                      Page No.
                                                                      --------

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

               Consolidated Balance Sheets                               2

               Consolidated Statements of Income                         3

               Consolidated Statements of Cash Flows                     5

               Notes to Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              10

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document, as well as those discussed in the Company's Form SB-2 filed November 17, 1995, as amended, Form 10-KSB for the year ended December 31, 1995 and Form 10-QSB for the quarter ended March 29, 1996.

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                    CASTELLE
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                              ASSETS                   June 28,         December 31,
                                                         1996               1995
                                                      (unaudited)
Current assets:
Cash and cash equivalents                         $          7,416  $           7,268
Accounts receivable, net of allowance for
doubtful accounts of $414 in 1996 and 1995                   2,266              2,837
Inventories                                                  4,988              3,637
Prepaid expenses and other current assets                      558                471
                                                     --------------    ---------------
Total current assets                                        15,228             14,213

Property plant and equipment, net                              374                334
Other assets, net                                               94                120
                                                     --------------    ---------------
Total assets                                      $         15,696  $          14,667
                                                     ==============    ===============

                            LIABILITIES
Current liabilities:
Long-term debt, current portion                                     $             193
Accounts payable                                  $          1,869              2,723
Accrued liabilities                                          2,118              2,448
                                                     --------------    ---------------
Total current liabilities                                    3,987              5,364

Long-term debt, less current portion                                                4
Other long-term liabilities                                                        10
                                                     --------------    ---------------
Total liabilities                                            3,987              5,378

                       SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized:  25,000 shares
Issued and outstanding:  3,621 shares
in 1996 and 3,469 shares in 1995                            23,298             22,322
Notes receivable for purchase of common stock                (296)              (379)
Accumulated deficit                                       (11,293)           (12,655)
                                                     --------------    ---------------

Total shareholders' equity                                  11,709              9,289
                                                     --------------    ---------------

Total liabilities and shareholders' equity        $         15,696  $          14,667
                                                     ==============    ===============


    The accompanying notes are an integral part of these financial statements
                                       2



                                    CASTELLE
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                                             3 MONTHS ENDED                     3 MONTHS ENDED
                                                             JUNE 28, 1996                       JUNE 30, 1995
                                                              (unaudited)                         (unaudited)

Net sales                                          $                         7,225    $                          6,190

Cost of sales                                                                3,778                               3,406
                                                      -----------------------------      ------------------------------

Gross profit                                                                 3,447                               2,784
                                                      -----------------------------      ------------------------------

Operating expenses:

Research and development                                                       524                                 497

Sales and marketing                                                          1,706                               1,422

General and administrative                                                     427                                 309
                                                      -----------------------------      ------------------------------

Total operating expenses                                                     2,657                               2,228
                                                      -----------------------------      ------------------------------

Operating  income                                                              790                                 556

Interest income (expense), net                                                  94                                (73)
Other expense , net                                                           (55)

                                                      -----------------------------      ------------------------------
 Income before provision for income taxes                                      829                                 483

Provision for income taxes                                                    (36)                                (18)
                                                      -----------------------------      ------------------------------

Net income                                         $                           793    $                            465
                                                      =============================      ==============================

Net income per share                               $                          0.20    $                           0.18
                                                      =============================      ==============================

Shares used in per share calculation                                         3,943                               2,646
                                                      =============================      ==============================


    The accompanying notes are an integral part of these financial statements




                                    CASTELLE
                        CONSOLIDATED STATEMENTS OF INCOME
                                  YEAR-TO-DATE
                      (in thousands, except per share data)



                                                                 1996                               1995
                                                              (unaudited)                        (unaudited)

Net sales                                          $                        13,425   $                          11,874

Cost of sales                                                                7,117                               6,385
                                                     ------------------------------    --------------------------------

Gross profit                                                                 6,308                               5,489
                                                     ------------------------------    --------------------------------

Operating expenses:

Research and development                                                     1,057                                 996

Sales and marketing                                                          3,199                               2,785

General and administrative                                                     718                                 623
                                                     ------------------------------    --------------------------------

Total operating expenses                                                     4,974                               4,404
                                                     ------------------------------    --------------------------------

Operating income                                                             1,334                               1,085

Interest income (expense), net                                                 167                               (192)
Other expense, net                                                            (75)                                   0
                                                     ------------------------------    --------------------------------

Income before provision for income taxes                                     1,426                                 893

Provision for income taxes                                                    (64)                                (23)
                                                     ------------------------------    --------------------------------

Net income                                         $                         1,362   $                             870
                                                     ==============================    ================================

Net income per share                               $                          0.35   $                            0.34
                                                     ==============================    ================================

 Shares used in per share calculation                                        3,887                               2,648
                                                     ==============================    ================================



    The accompanying notes are an integral part of these financial statements



                                    CASTELLE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                               6 MONTHS ENDED JUNE         6 MONTHS ENDED JUNE 30,
                                                                    28, 1996                        1995
                                                                   (unaudited)                   (unaudited)
Cash flows from operating activities:
Net income                                                $                    1,362   $                        870
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization                                                    174                            354
Write off of other assets and property and equipment                              11
Provision for doubtful accounts                                                                                   2
Provision for excess and obsolete inventory and used
equipment                                                                      (248)                             45
Changes in assets and liabilities:
Accounts receivable                                                              571                            930
Inventories                                                                  (1,103)                          (676)
Prepaid expenses and other assets                                               (87)                             31
Accounts payable                                                               (854)                             29
Accrued liabilities and other long-term liabilities                            (340)                            209
                                                             ------------------------     --------------------------

Net cash provided by (used in) operating activities                            (514)                          1,794
                                                             ------------------------     --------------------------

Cash flows from investing activities:
Acquisition of property and equipment                                          (176)                          (108)
Acquisition of intangible assets                                                (23)                           (25)
                                                             ------------------------     --------------------------

Net cash used in investing activities                                          (199)                          (133)
                                                             ------------------------     --------------------------

Cash flows from financing activities:
Decrease in restricted cash                                                                                     152
Repayment of notes payable                                                     (166)                          (526)
Proceeds from bank borrowings                                                                                 4,586
Repayment of bank borrowings                                                                                (5,124)
Principal payments on capitalized leases                                        (31)                           (22)
Proceeds from issuance of common stock                                           975
Proceeds from collection of notes receivable for
stock                                                                             83
                                                             ------------------------     --------------------------

Net cash provided by (used in) financing activities                              861                          (934)
                                                             ------------------------     --------------------------

Net increase in cash and cash equivalents                                        148                            727

Cash and cash equivalents at beginning of period                               7,268                            907
                                                             ------------------------     --------------------------

Cash and cash equivalents at end of period                $                    7,416   $                      1,634
                                                             ========================     ==========================


    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and have been prepared in accordance with generally accepted accounting principles. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. The results of operations for the interim period presented are not necessarily indicative of the results for the year ending December 31, 1996. Because all of the disclosures required by generally accepted accounting principles are not included in the accompanying consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.


2.   Net Income Per Share

     Net income per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares, options and warrants are included in the per share calculation where the effect of their inclusion would be dilutive.


3.   Inventories

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market.

                          JUNE 28,                     DECEMBER 31,
                            1996                           1995

Raw  material       $            2,801           $               2,320
Work in process                    768                             419
Finished goods                   1,419                             898
                       ----------------             -------------------

                    $            4,988           $               3,637
                       ================             ===================

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's Form SB-2 filed November 17, 1995, as amended, Form 10-KSB for the year ended December 31, 1995 and Form 10-QSB for the quarter ended March 29, 1996.

                                Quarterly Results

                         As a percentage of Net Revenues

                                       3 MONTHS ENDED        3 MONTHS ENDED
                                        JUNE 28, 1996         JUNE 30, 1995


Net sales                                         100  %                100  %
Cost of sales                                      52                    55
                                      ----------------     -----------------
Gross profit                                       48                    45
                                      ----------------     -----------------

Operating expenses:

Research and development                            7                     8
Sales and marketing                                24                    23
General and administrative                          6                     5
                                      ----------------     -----------------
Total operating expenses                           37                    36
                                      ----------------     -----------------

Operating  income                                  11                     9

Interest income (expense), net                      1
                                                                        (1)
Other expense, net                                (1)

                                      ----------------     -----------------
 Income before provision
 for income taxes                                  11                     8

Provision for income taxes
                                      ----------------     -----------------

Net income                                         11  %                  8  %
                                      ================     =================

                              Year-to-date results
                         As a percentage of Net Revenues


                                          1996                   1995

Net sales                                       100 %                  100 %
Cost of sales                                    53                     54
                                    ----------------     ------------------
Gross profit                                     47                     46
                                    ----------------     ------------------

Operating expenses:

Research and development                          8                      8
Sales and marketing                              24                     24
General and administrative                        5                      5
                                    ----------------     ------------------
Total operating expenses                         37                     37
                                    ----------------     ------------------

Operating income                                 10                      9

Interest income (expense), net                    1                    (2)
Other expense, net                              (1)
                                    ----------------     ------------------

Income before provision
for income taxes                                 10                      7

Provision for income taxes
                                    ----------------     ------------------

Net income                                       10 %                    7 %
                                    ================     ==================


     Net Sales
     Net sales for the quarter ended June 28, 1996 increased $1.0 million or 17% from the comparable quarter a year earlier. Net sales were $13.4 million for the first half of fiscal 1996, up 13% from the $11.9 million reported for the same period last year. The increase in net sales during the second quarter resulted primarily from higher sales of the Company's fax server products. Fax server product sales increased by 28% to $3.2 million in the three month period ended June 28, 1996 from $2.5 million during the comparable period in fiscal 1995. Sales were also augmented by an increase in print server sales during the quarter. Print server sales increased by 8%, to $4.0 million in the three month period ended June 28, 1996 from $3.7 million during the comparable period in fiscal 1995. Sales of the Company's products outside North America totaled $3.3 million or 46% of net sales for the second quarter of 1996 as compared with $2.9 million or 47% of net sales for the same period last year.

     Gross Profit
     Gross profit for the second quarter of 1996 was 48% as compared with 45% for the same period last year. For the first half of fiscal 1996 the Company's gross margin was 47% compared to 46% for the same period last year. The increase in gross margin in the second quarter was primarily attributable to increased sales of the Company's fax server products, which carry higher gross margins.

     Research and Development
     Research and development expenses were $524,000 and $497,000 in the second quarter of 1996 and 1995, or 7% and 8% of net sales, respectively. Research and development expenses were $1.1 million and $1.0 million for the first half of 1996 and 1995, respectively, or 8% each year, reflecting the Company's continued emphasis on research and development in order to develop new products, as well as to improve product functionality, reduce cost and enhance performance of existing products.

     Sales and Marketing
     Sales and marketing expenses were $1.7 million in the second quarter of 1996, or 24% of net sales as compared with $1.4 million, or 23% of net sales, for the same period last year. Sales and marketing expenses increased to $3.2 million in the first half of fiscal 1996 from $2.8 million in the comparable period last year. The increases were primarily a result of higher expenditures on advertising and marketing materials.

     General and Administrative
     General and administrative expenses were $427,000 in the second quarter of 1996, or 6% of net sales, as compared with $309,000, or 5% of net sales, for the same period last year. General and administrative expenses were $718,000 and $623,000 for the first half of 1996 and 1995, or 5% of net sales, respectively.

     Interest Income/(Expense), net
     Interest income, net, was $94,000 in the second quarter of 1996 as compared with interest expense, net, of $73,000 for the same period last year. For the first half of fiscal 1996, the Company's interest income, net, was $167,000 compared to interest expense, net, of $192,000 for the same period last year. The increase in 1996 was due primarily to interest earned on investment balances related to funds generated by the Company's initial public offering in December 1995 and the decrease in interest expense realized by paying off the Company's bank borrowings and long-term debt.

     Liquidity and Capital Resources
     As of June 28, 1996, the Company had $7.4 million of cash and cash equivalents. Working capital increased to $11.2 million at June 28, 1996 from $8.8 million at December 31, 1995. The Company has a $6.0 million secured revolving line of credit with a bank which expires in June 1997, pursuant to which the Company may borrow 75% of eligible domestic accounts receivable at the bank's prime rate. In addition, the Company has a $3.0 million foreign accounts receivable and inventory line which is part of the overall $6.0 million commitment. The Company may borrow 90% of eligible accounts receivable and 40% of eligible inventory. Under the terms of the agreement, the Company is required to comply with covenants, including a certain minimum quick ratio and tangible net worth and maximum debt to tangible net worth, and is also restricted from entering into any mergers or acquisitions where the total annual consideration exceeds $15,000,000 without the bank's approval. The Company is in compliance with these covenants and at June 28, 1996 the line of credit had a zero balance. The line of credit prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to loan money or assets or purchase interests in other entities without the prior written consent of the lender. In addition, the Company has a $500,000 equipment term loan credit facility with a bank that allows the Company to borrow 80% of invoice cost of new equipment. This facility has a 12-month draw-down period followed by a 36-month amortization period and terminates in August 1999. This facility had a zero balance at June 28, 1996. The interest rate for this loan is prime plus 1.5% per annum.

         The Company believes that existing sources of liquidity, capital resources and funds from operations will satisfy the Company's anticipated cash needs for the next 12 months. There can be no assurance, however, that the Company's actual needs will not exceed anticipated levels, or that the Company will generate sufficient sales to fund its operations in the absence of other sources. There also can be no assurance that any additional required financing will be available through bank borrowings, debt or equity offerings or otherwise or that, if such financing is available, it will be available on terms favorable to the Company.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


(a)       Exhibits

          11.1          Computation of Net Income Per Share

          27            Financial Data Schedule

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 28, 1996.

                                                                                                                        Exhibit 11.1

                                    CASTELLE
                       COMPUTATION OF NET INCOME PER SHARE
                    (in thousands, except per share amounts)




                                                                               Quarter Ended       Quarter Ended
                                                                               June 28, 1996       June 30, 1995
                                                                                (unaudited)         (unaudited)


Primary and Fully Diluted:
Weighted average common shares outstanding for the period                                 3,621                 454
Weighted average shares from assumed conversion of preferred stock                                            1,970
Common equivalent shares pursuant to Staff Accounting Bulletin No. 83                                            74
Common equivalent shares assuming conversion of stock options under
the treasury stock method                                                                   322                 148
                                                                             ------------------- -------------------

Shares used in per share calculation                                                      3,943               2,646
                                                                             =================== ===================

Net income                                                                                  793                 465
Income addback under modified treasury stock method                                                              23
                                                                             ------------------- -------------------

Adjusted net income                                                                         793                 488
                                                                             =================== ===================

Net income per share                                                                       0.20                0.18
                                                                             =================== ===================


                                                                               Year-to-date        Year-to-date
                                                                               June 28, 1996       June 30, 1995
                                                                                (unaudited)         (unaudited)
Primary and Fully Diluted:
Weighted average common shares outstanding for the period                                 3,601                 454
Weighted average shares from assumed conversion of preferred stock                                            1,970
Common equivalent shares pursuant to Staff Accounting Bulletin No. 83                                            74
Common equivalent shares assuming conversion of stock options under
the treasury stock method                                                                   286                 150
                                                                            ----------------------------------------

Shares used in per share calculation                                                      3,887               2,648
                                                                            ========================================

Net income                                                                                1,362                 870
Income addback under modified treasury stock method                                                              37
                                                                            ----------------------------------------

Adjusted net income                                                                       1,362                 907
                                                                            ========================================

Net income per share                                                                       0.35                0.34

                                                                            ========================================

                                       11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTELLE

By:  /s/ Arthur H. Bruno                                  Date:  August 12, 1996
     Arthur H. Bruno
     Chief Executive Officer and President
     (Principal Executive Officer)

By:  /s/ Randall I. Bambrough                             Date:  August 12, 1996
     Randall I. Bambrough
     Vice President of Finance and Administration
     Chief Financial Officer
     (Principal Financial and Accounting Officer)