Form 10QSB/A
period 1996-06-28
CASTELLE \CA\
filed 1996-09-05
CIK 908605

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















                                    CASTELLE

                                      INDEX





Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

          Index of Exhibits

          Amended and Restated Loan and Security Agreement

          Export-Import Bank Amended and Restated Loan and Security Agreement

          Collateral Assignment, Patent Mortgage and Security Agreement

          Export-Import Bank of the United States Working Capital Guarantee Program









                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


(A)        Exhibits

             Item               Description

             11.1*              Statement re:  computation of per share earnings
             27*                Financial Data Schedule

*  Previously filed






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTELLE

By: /s/ Arthur H. Bruno                                 Date:  September 5, 1996
     --------------------------
     Arthur H. Bruno
     Chief Executive Officer and President
     (Principal Executive Officer)

By: /s/ Randall I. Bambrough                            Date:  September 5, 1996
     ---------------------------------
     Randall I. Bambrough
     Vice President of Finance and Administration
     Chief Financial Officer
     (Principal Financial and Accounting Officer)










                                    CASTELLE
                                INDEX OF EXHIBITS


11.1 *  Computation of Net Income Per Share


*  Previously filed









                AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT

- -------------------------------------------------------------------------------




     This AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT (the "Agreement") is entered into as of June 20, 1996, by and between SILICON VALLEY BANK ("Bank") and CASTELLE ("Borrower").


                                    RECITALS

     Bank and Borrower are parties to that certain Amended and Restated Loan and Security Agreement dated February 9, 1994, as amended by those certain Loan Modification Agreements dated as of March 31, 1995, August 31, 1995, September 20, 1995, February 8, 1996 and March 31, 1996 and as may be or may have been further amended.

     Borrower wishes to continue to borrow money from time to time from Bank, and Bank desires to continue to lend money to Borrower. This Agreement sets forth the terms on which Bank will lend money to Borrower, and Borrower will repay the amounts owing to Bank.


                                    AGREEMENT

     The parties agree as follows:

     1. DEFINITIONS AND CONSTRUCTION

     1.1 Definitions. As used in this Agreement, the following terms shall have the following definitions:

     "Accounts" means all presently existing and hereafter arising accounts, contract rights, and all other forms of obligations owing to Borrower arising out of the sale or lease of goods (including, without limitation, the licensing of software and other technology) or the rendering of services by Borrower, whether or not earned by performance, and any and all credit insurance, guaranties, and other security therefor, as well as all merchandise returned to or reclaimed by Borrower and Borrower's Books relating to any of the foregoing.

     "Advance" or "Advances" means an Advance under the Revolving Facility or the Exim Sub-Facility.

     "Affiliate" means, with respect to any Person, any Person that owns or controls directly or indirectly such Person, any Person that controls or is controlled by or is under common control with such Person, and each of such Person's senior executive officers, directors, and partners.

     "Bank  Expenses"  means  all:   reasonable  costs  or  expenses  (including
reasonable attorneys' fees and expenses) incurred in connection with the preparation, negotiation, administration, and enforcement of the Loan Documents; and Bank's reasonable attorneys' fees and expenses incurred in amending, enforcing or defending the Loan Documents, whether or not suit is brought.

     "Borrower's Books" means all of Borrower's books and records including: ledgers; records concerning Borrower's assets or liabilities, the Collateral, business operations or financial condition; and all computer programs, or tape files, and the equipment, containing such information.

     "Borrowing Base" has the meaning set forth in Section 2.1 hereof.

     "Business Day" means any day that is not a Saturday, Sunday, or other day on which banks in the State of California are authorized or required to close.

     "Closing Date" means the date of this Agreement.

     "Code" means the California Uniform Commercial Code.

     "Collateral" means the property described on Exhibit A attached hereto.

     "Committed Line" means Six Million Dollars ($6,000,000).

     "Contingent Obligation" means, as applied to any Person, any direct or indirect liability, contingent or otherwise, of that Person with respect to (i) any indebtedness, lease, dividend, letter of credit or other obligation of another, including, without limitation, any such obligation directly or indirectly guaranteed, endorsed, co-made or discounted or sold with recourse by that Person, or in respect of which that Person is otherwise directly or indirectly liable; (ii) any obligations with respect to undrawn letters of credit issued for the account of that Person; and (iii) all obligations arising under any interest rate, currency or commodity swap agreement, interest rate cap agreement, interest rate collar agreement, or other agreement or arrangement designated to protect a Person against fluctuation in interest rates, currency exchange rates or commodity prices; provided, however, that the term "Contingent Obligation" shall not include endorsements for collection or deposit in the ordinary course of business. The amount of any Contingent Obligation shall be deemed to be an amount equal to the stated or determined amount of the primary obligation in respect of which such Contingent Obligation is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof as determined by such Person in good faith; provided, however, that such amount shall not in any event exceed the maximum amount of the obligations under the guarantee or other support arrangement.

     "Current Liabilities" means, as of any applicable date, all amounts that should, in accordance with GAAP, be included as current liabilities on the consolidated balance sheet of Borrower and its Subsidiaries, as at such date, plus, to the extent not already included therein, all outstanding Advances made under this Agreement, including all Indebtedness that is payable upon demand or within one year from the date of determination thereof unless such Indebtedness is renewable or extendable at the option of Borrower or any Subsidiary to a date more than one year from the date of determination, but excluding Subordinated Debt.

     "Daily Balance" means the amount of the Obligations owed at the end of a given day.

     "Eligible Accounts" means those Accounts that arise in the ordinary course of Borrower's business that comply with all of Borrower's representations and warranties to Bank set forth in Section 5.4, provided, that standards of eligibility may be fixed and revised from time to time by Bank in Bank's reasonable judgment and upon thirty (30) days' prior written notification thereof to Borrower in accordance with the provisions hereof. Unless otherwise agreed to by Bank, Eligible Accounts shall not include the following:

     (a) Accounts that the account debtor has failed to pay within ninety (90) days of invoice date;

     (b) Accounts with respect to an account debtor, fifty percent (50%) of whose Accounts the account debtor has failed to pay within ninety (90) days of invoice date;

     (c) Accounts with respect to which the account debtor is an officer, employee, or agent of Borrower;

     (d) Accounts with respect to which goods are placed on consignment, guaranteed sale, sale or return, sale on approval, bill and hold, or other terms by reason of which the payment by the account debtor may be conditional;

     (e) Accounts with respect to which the account debtor is an Affiliate of Borrower;

     (f) Accounts with respect to which the account debtor does not have its principal place of business in the United States;

     (g) Accounts with respect to which the account debtor is the United States or any department, agency, or instrumentality of the United States (unless Borrower has complied with the Federal Assignment of Claims Act to Bank's reasonable satisfaction);

     (h) Accounts with respect to which Borrower is liable to the account debtor for goods sold or services rendered by the account debtor to Borrower, but only to the extent of any amounts owing to the account debtor against amounts owed to Borrower;

     (i) Accounts with respect to an account debtor, including Subsidiaries and Affiliates, whose total obligations to Borrower exceed twenty-five percent (25%) of all Accounts, to the extent such obligations exceed the aforementioned percentage, except (i) for the Accounts of Ingram Micro D and Macnica for which the applicable percentage shall be thirty-five percent (35%), and (ii) as approved in writing by Bank;

     (j) Accounts with respect to which the account debtor disputes liability or makes any claim with respect thereto as to which Bank believes, in its reasonable discretion, that there may be a basis for dispute (but only to the extent of the amount subject to such dispute or claim), or is subject to any Insolvency Proceeding, or becomes insolvent, or goes out of business; and

     (k) Accounts the collection of which Bank reasonably determines after reasonable inquiry to be doubtful.

     "Equipment" means all present and future machinery, equipment, tenant improvements, furniture, fixtures, vehicles, tools, parts and attachments in which Borrower has any interest.

     "ERISA" means the Employment Retirement Income Security Act of 1974, as amended, and the regulations thereunder.

     "Exim Sub-Facility" means the facility under which Borrower may request Bank to issue cash advances, as specified in that certain Export-Import Bank Amended and Restated Loan and Security Agreement of even date herewith between Borrower and Bank.

     "GAAP" means generally accepted accounting principles as in effect from time to time.

     "Indebtedness" means (a) all indebtedness for borrowed money or the deferred purchase price of property or services, including without limitation reimbursement and other obligations with respect to surety bonds and letters of credit, (b) all obligations evidenced by notes, bonds, debentures or similar instruments, (c) all capital lease obligations and (d) all Contingent Obligations.

     "Insolvency Proceeding" means any proceeding commenced by or against any person or entity under any provision of the United States Bankruptcy Code, as amended, or under any other bankruptcy or insolvency law, including assignments for the benefit of creditors, formal or informal moratoria, compositions, extension generally with its creditors, or proceedings seeking reorganization, arrangement, or other relief.

     "Inventory" means all present and future inventory in which Borrower has any interest, including merchandise, raw materials, parts, supplies, packing and shipping materials, work in process and finished products intended for sale or lease or to be furnished under a contract of service, of every kind and description now or at any time hereafter owned by or in the custody or possession, actual or constructive, of Borrower, including such inventory as is temporarily out of its custody or possession or in transit and including any returns upon any accounts or other proceeds, including insurance proceeds, resulting from the sale or disposition of any of the foregoing and any documents of title representing any of the above, and Borrower's Books relating to any of the foregoing.

     "Investment"   means  any   beneficial   ownership  of  (including   stock,
partnership interest or other securities) any Person, or any loan, advance or capital contribution to any Person.

     "IRC" means the Internal Revenue Code of 1986, as amended, and the regulations thereunder.

     "Lien" means any mortgage, lien, deed of trust, security interest or other encumbrance.

     "Loan Documents" means, collectively, this Agreement, any note or notes executed by Borrower, and any other agreement entered into between Borrower and Bank in connection with this Agreement including that certain Export-Import Bank Amended and Restated Loan and Security Agreement of even date herewith and related documents, all as amended or extended from time to time.

     "Material Adverse Effect" means a material adverse effect on (i) the business operations or condition (financial or otherwise) of Borrower and its Subsidiaries taken as a whole or (ii) the ability of Borrower to repay the Obligations, or (iii) the Collateral or the priority of Bank's lien on the Collateral, taken as a whole.

     "Maturity Date" means the date immediately preceding the first anniversary of the date of this Agreement.

     "Negotiable Collateral" means all of Borrower's present and future letters of credit of which it is a beneficiary, notes, drafts, instruments, securities, documents of title, and chattel paper, and Borrower's Books relating to any of the foregoing.

     "Net Income" means, on a consolidated basis, as at any date of determination, for any period, net income (or loss) of Borrower as determined and computed in accordance with GAAP; provided, however, that there shall be excluded from the determination of Net Income the income (or loss) of any Person accrued prior to the date it becomes a Subsidiary of Borrower or is merged into or consolidated with Borrower or that Person's assets are acquired by Borrower.

     "Obligations" means all debt, principal, interest, Bank Expenses and all other amounts owed to the Bank by Borrower pursuant to this Agreement or any other agreement, including, without limitation, that certain Export-Import Bank Amended and Restated Loan and Security Agreement of even date herewith, whether absolute or contingent, due or to become due, now existing or hereafter arising, including any interest that accrues after the commencement of an Insolvency Proceeding and including any debt, liability, or obligation owing from Borrower to others that Bank may have obtained by assignment or otherwise.

     "Periodic Payments" means all installments or similar recurring payments that Borrower may now or hereafter become obligated to pay to Bank pursuant to the terms and provisions of any instrument, or agreement now or hereafter in existence between Borrower and Bank.

     "Permitted Indebtedness" means:

     (a) Indebtedness of Borrower in favor of Bank arising under this Agreement or any other Loan Document;

     (b) Existing Indebtedness disclosed on the Schedule;

     (c) Subordinated Debt;

     (d) Indebtedness to trade creditors and with respect to surety bonds and similar obligations incurred in the ordinary course of business;

     (e) Indebtedness of Borrower to any Subsidiary and Contingent Obligations of Borrower with respect to obligations of any Subsidiary (provided that the primary obligations are not prohibited hereby), and Indebtedness of any Subsidiary to any other Subsidiary and Contingent Obligations of any Subsidiary with respect to obligations of any other Subsidiary (provided that the primary obligations are not prohibited hereby);

     (f) Indebtedness secured by Permitted Liens;

     (g) Capital leases or indebtedness incurred solely to purchase Equipment which is secured in accordance with clause (c) of "Permitted Liens" below and is not in excess of the lesser of the purchase price of such Equipment or the fair market value of such equipment on the date of acquisition; and

     (h) Extensions, refinancings, modifications, amendments and restatements of any of items of Permitted Indebtedness (a) through (g) above, provided that the principal amount thereof is not increased or the terms thereof are not modified to impose more burdensome terms upon Borrower or its Subsidiary, as the case may be.

     "Permitted Investment" means:

     (a) Investments existing on the Closing Date disclosed in the Schedule;

     (b) (i) marketable direct obligations issued or unconditionally guaranteed by the United States of America or any agency or any State thereof maturing within one (1) year from the date of acquisition thereof, (ii) commercial paper maturing no more than one (1) year from the date of creation thereof and currently having the highest rating obtainable from either Standard & Poor's Corporation or Moody's Investor Services, Inc., and (iii) certificates of deposit maturing no more than one (1) year from the date of investment therein issued by Bank;

     (c) Investments consisting of the endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business;

     (d) Investments (whether consisting of the purchase of securities, loans, capital contributions, or otherwise) of Subsidiaries in or to other Subsidiaries or in Borrower;

     (e) Investments consisting of (i) compensation of employees, officers and directors of Borrower or its Subsidiaries so long as the Board of Directors of Borrower determines that such compensation is in the best interests of Borrower, (ii) travel advances, employee relocation loans and other employee loans and advances in the ordinary course of business; (iii) loans to employees, officers or directors relating to the purchase of equity securities of Borrower or its Subsidiaries;

     (f) Investments (including debt obligations) received in connection with the bankruptcy or reorganization of customers or suppliers and in settlement of delinquent obligations of, and other disputes with, customers or suppliers, arising in the ordinary course of business;

     (g) Investments pursuant to or arising under currency agreements or interest rate agreements entered into in the ordinary course of business;

     (h) Investments consisting of notes receivable of, or prepaid royalties and other credit extensions to, customers and suppliers who are not Affiliates in the ordinary course of business; provided that this paragraph (h) shall not apply to Investments by Borrower in any Subsidiary;

     (i) Investments constituting acquisitions permitted under Section 7.3;

     (j) Investments consisting of deposit accounts of Borrower in which Bank has a Lien prior to any other Lien; and

     (k) Investments accepted in connection with Transfers permitted by Section 7.1.

     "Permitted Liens" means the following:

     (a) Any Liens existing as of the date hereof and disclosed in the Schedule or arising under this Agreement or the other Loan Documents;

     (b) Liens for taxes, fees, assessments or other governmental charges or levies, either not delinquent or being contested in good faith by appropriate proceedings, provided the same have no priority over any of Bank's security interests;

     (c) Liens (i) upon or in any Equipment acquired by Borrower or any of its Subsidiaries to secure the purchase price of such Equipment or indebtedness incurred solely for the purpose of financing the acquisition of such Equipment, or (ii) existing on such Equipment at the time of its acquisition, provided that the Lien is confined solely to such Equipment, and the proceeds of such Equipment;

     (d) Leases or subleases and license and sublicenses granted to others in the ordinary course of Borrower's or its Subsidiaries' business not interfering in any material respect with the business of Borrower and its Subsidiaries taken as a whole, and any interest or title of a lessor, licensor or under any lease or license;

     (e) Liens on assets (including the proceeds thereof and accessions thereto) that existed at the time such assets were acquired by Borrower or any Subsidiary (including Liens on assets of any corporation that existed at the time it became or becomes a Subsidiary); provided, such Liens are not granted in contemplation of or in connection with the acquisition of such asset by Borrower or a Subsidiary;

     (f) Liens on Equipment leased by Borrower or any Subsidiary pursuant to an operating lease in the ordinary course of business (including proceeds thereof and accessions thereto) incurred solely for the purpose of financing the lease of such Equipment (including Liens pursuant to leases permitted pursuant to Section 7.1 and Liens arising from UCC financing statements regarding leases permitted by this Agreement);

     (g) Liens arising from judgments, decrees or attachments in circumstances not constituting an Event of Default under Section 8.7;

     (h) Easements, reservations, rights-of-way, restrictions, minor defects or irregularities in title and other similar charges or encumbrances affecting real property not constituting a Material Adverse Effect;

     (i) Liens in favor of customs and revenue authorities arising as a matter of law to secure payment of customs duties in connection with the importation of goods entered into in the ordinary course of business;

     (j) Liens that are not prior to the Lien of Bank which constitute rights of set-off of a customary nature or bankers' Liens with respect to amounts on deposit, whether arising by operation of law or by contract, in connection with arrangements entered into with banks in the ordinary course of business;

     (k) Liens on insurance proceeds in favor of insurance companies granted solely as security for financed premiums;

     (l) Earn-out and royalty obligations existing on the date hereof or entered into in connection with an acquisition permitted by Section 7.3; and

     (m) Liens incurred in connection with the extension, renewal or refinancing of the indebtedness secured by Liens of the type described in clauses
     (a)(c)(d)(e)(f) and (l) above, provided that any extension, renewal or replacement Lien shall be limited to the property encumbered by the existing Lien and the principal amount of the indebtedness being extended, renewed or refinanced does not increase.

     "Person" means any individual, sole proprietorship, partnership, limited liability company, joint venture, trust, unincorporated organization, association, corporation, institution, public benefit corporation, firm, joint stock company, estate, entity or governmental agency.

     "Potential Event of Default" means a condition or event that, after notice or lapse of time or both, would constitute an Event of Default.

     "Prime Rate" means the variable rate of interest, per annum, most recently announced by Bank, as its "prime rate," whether or not such announced rate is the lowest rate available from Bank.

     "Quick Assets" means, at any date as of which the amount thereof shall be determined, the consolidated cash, cash-equivalents, accounts receivable and investments, with maturities not to exceed 90 days, of Borrower and its Subsidiaries determined in accordance with GAAP.

     "Responsible Officer" means each of the Chief Executive Officer, the Chief Financial Officer and the Controller of Borrower.

     "Revolving Facility" means the facility under which Borrower may request Bank to issue cash advances, as specified in Section 2.1 hereof.

     "Schedule" means the schedule of exceptions attached hereto, if any.

     "Subordinated   Debt"  means  any  debt   incurred  by  Borrower   that  is
subordinated to the debt owing by Borrower to Bank on terms acceptable to Bank (and identified as being such by Borrower and Bank).

     "Subsidiary" means any Person in which Borrower, directly or indirectly, owns or controls more than 50% of the voting stock or other equity interests.

     "Tangible Net Worth" means at any date as of which the amount thereof shall be determined, the consolidated total assets of Borrower and its Subsidiaries minus, without duplication, (i) the sum of any amounts attributable to (a) goodwill, (b) intangible items such as unamortized debt discount and expense, patents, trade and service marks and names, copyrights and research and development expenses except prepaid expenses, and (c) all reserves not already deducted from assets, and (ii) Total Liabilities.

     "Total Liabilities" means at any date as of which the amount thereof shall be determined, all obligations that should, in accordance with GAAP be classified as liabilities on the consolidated balance sheet of Borrower, including in any event all Indebtedness, except to the extent eliminated as a consequence of consolidation.

     1.2 Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with GAAP and all calculations made hereunder shall be made in accordance with GAAP. When used herein, the terms "financial statements" shall include the notes and schedules thereto.

     2. LOAN AND TERMS OF PAYMENT

     2.1 Advances. Subject to and upon the terms and conditions of this Agreement, Bank agrees to make Advances to Borrower in an aggregate amount not to exceed the lesser of (i) the Committed Line minus the then outstanding principal balance of the Advances minus the outstanding Obligations under the Exim Sub-Facility or (ii) the Borrowing Base minus the then outstanding principal balance of the Advances minus the outstanding Obligations under the Exim Sub-Facility. For purposes of this Agreement, "Borrowing Base" shall mean an amount equal to (i) One Million Dollars ($1,000,000), or (ii) seventy-five percent (75%) of Eligible Accounts at any time the aggregate principal amount of all Advances exceeds One Million Dollars ($1,000,000). Subject to the terms and conditions of this Agreement, amounts borrowed pursuant to this Section 2.1 may be repaid and reborrowed at any time during the term of this Agreement.

     Whenever Borrower desires an Advance, Borrower will notify Bank by facsimile transmission or telephone no later than 3:00 p.m. California time, on the Business Day that the Advance is to be made. Each such notification shall be promptly confirmed by a Payment/Advance Form in substantially the form of Exhibit B hereto. Bank is authorized to make Advances under this Agreement, based upon instructions received from a Responsible Officer, or without instructions if in Bank's discretion such Advances are necessary to meet Obligations which have become due and remain unpaid. Bank shall be entitled to rely on any telephonic notice given by a person who Bank reasonably believes to be a Responsible Officer, and Borrower shall indemnify and hold Bank harmless for any damages or loss suffered by Bank as a result of such reliance. Bank will credit the amount of Advances made under this Section 2.1 to Borrower's deposit account.

     The Revolving Facility shall terminate on the Maturity Date, at which time all Advances under this Section 2.1 and other amounts due under this Agreement shall be immediately due and payable.

     2.2 Overadvances. If, at any time or for any reason, the amount of Obligations owed by Borrower to Bank pursuant to Section 2.1 of this Agreement and the Exim Sub-Facility is greater than the lesser of (i) the Committed Line or (ii) the Borrowing Base, Borrower shall immediately pay to Bank, in cash, the amount of such excess.

     2.3 Interest Rates, Payments, and Calculations.

     (a) Interest Rate. Except as set forth in Section 2.3(b), any Advances shall bear interest, on the average Daily Balance, at a rate equal to the Prime Rate.

     (b) Default Rate. All Obligations shall bear interest, from and after the occurrence of an Event of Default, at a rate equal to five (5) percentage points above the interest rate applicable immediately prior to the occurrence of the Event of Default.

     (c) Payments. Interest hereunder shall be due and payable on the nineteenth calendar day of each month during the term hereof. Bank shall, at its option, charge such interest, all Bank Expenses, and all Periodic Payments against any of Borrower's deposit accounts or against the Committed Line, in which case those amounts shall thereafter accrue interest at the rate then applicable hereunder. Any interest not paid when due shall be compounded by becoming a part of the Obligations, and such interest shall thereafter accrue interest at the rate then applicable hereunder.

     (d) Computation. In the event the Prime Rate is changed from time to time hereafter, the applicable rate of interest hereunder shall be increased or decreased effective as of 12:01 a.m. on the day the Prime Rate is changed, by an amount equal to such change in the Prime Rate. All interest chargeable under the Loan Documents shall be computed on the basis of a three hundred sixty (360) day year for the actual number of days elapsed.

     2.4 Crediting Payments. Prior to the occurrence of an Event of Default, Bank shall credit a wire transfer of funds, check or other item of payment to such deposit account or Obligation as Borrower specifies. After the occurrence of an Event of Default, the receipt by Bank of any wire transfer of funds, check, or other item of payment shall be immediately applied to conditionally reduce Obligations, but shall not be considered a payment on account unless such payment is of immediately available federal funds or unless and until such check or other item of payment is honored when presented for payment. Notwithstanding anything to the contrary contained herein, any payment (other than a wire transfer of immediately available funds) received by Bank after 12:00 noon California time shall be deemed to have been received by Bank as of the opening of business on the immediately following Business Day. Whenever any payment to Bank under the Loan Documents would otherwise be due (except by reason of acceleration) on a date that is not a Business Day, such payment shall instead be due on the next Business Day, and additional fees or interest, as the case may be, shall accrue and be payable for the period of such extension.

     2.5 Fees. Borrower shall pay to Bank the following:

     (a) Financial Examination and Appraisal Fees. Bank's customary fees and out-of-pocket expenses for Bank's audits of Borrower's Accounts, and for each appraisal of Collateral and financial analysis and examination of Borrower performed from time to time by Bank or its agents, provided, that the amount charged to Borrower for the initial annual audit of Borrower's Accounts performed by Bank shall not exceed Twelve Hundred Dollars ($1,200); and

     (b) Bank Expenses. Upon the date hereof, all Bank Expenses incurred through the date hereof, including reasonable attorneys' fees and expenses, provided, that the payment of attorneys' fees and costs in excess of Eighteen Hundred Dollars ($1,800) shall be made as reasonably agreed between Bank and Borrower.

     2.6 Additional Costs. In case any law, regulation, treaty or official directive or the interpretation or application thereof by any court or any governmental authority charged with the administration thereof or the compliance with any guideline or request of any central bank or other governmental authority (whether or not having the force of law):

     (a) subjects Bank to any tax with respect to payments of principal or interest or any other amounts payable hereunder by Borrower or otherwise with respect to the transactions contemplated hereby (except for taxes on the overall net income of Bank imposed by the United States of America or any political subdivision thereof);

     (b) imposes, modifies or deems applicable any deposit insurance, reserve, special deposit or similar requirement against assets held by, or deposits in or for the account of, or loans by, Bank; or

     (c) imposes upon Bank any other condition with respect to its performance under this Agreement,

and the result of any of the foregoing is to increase the cost to Bank, reduce the income receivable by Bank or impose any expense upon Bank with respect to any loans, Bank shall notify Borrower thereof. Borrower agrees to pay to Bank the amount of such increase in cost, reduction in income or additional expense as and when such cost, reduction or expense is incurred or determined, upon presentation by Bank of a statement of the amount and setting forth Bank's calculation thereof, all in reasonable detail, which statement shall be deemed true and correct absent manifest error; provided, however, that the Borrower shall not be liable for any such amount attributable to any period prior to 180 day prior to the date of such certificate.

     2.7 Term. Subject to Section 12.7, this Agreement shall become effective upon the date hereof and shall continue in full force and effect for a term ending on the Maturity Date. Notwithstanding the foregoing, Bank shall have the right to terminate its obligation to make Advances under this Agreement immediately and without notice upon the occurrence and during the continuance of an Event of Default. Borrower shall have the right to terminate this Agreement upon payment in full of all Obligations. Notwithstanding termination, Bank's Lien on the Collateral shall remain in effect for so long as any Obligations
(excluding Obligations under Sections 2.6 and 12.2 to the extent they remain inchoate at the time outstanding payment Obligations are paid in full) are outstanding.

     3. CONDITIONS OF LOANS

     3.1 Conditions Precedent to Initial Advance. The obligation of Bank to make the initial Advance is subject to the condition precedent that Bank shall have received, in form and substance satisfactory to Bank, the following:

          (i) this Agreement;

          (ii) a certificate of the Secretary of Borrower with respect to incumbency and resolutions authorizing the execution and delivery of this Agreement;

          (iii) certified articles of incorporation of Borrower;

          (iv) certificates of good standing of Borrower;

          (v) a collateral assignment, patent mortgage and security agreement;

          (vi) financing statement (Forms UCC-1);

          (vii) insurance certificate;

          (viii)  payment of the fees and Bank  Expenses  then due  specified in
          Section 2.6 hereof;

          (ix) those agreements and fees as specified in Section 3.1 of the Export-Import Bank Amended and Restated Loan and Security Agreement of even date herewith; and

          (x) such other documents, and completion of such other matters, as Bank may reasonably deem necessary or appropriate.

     3.2 Conditions Precedent to all Advances. The obligation of Bank to make each Advance, including the initial Advance, is further subject to the following conditions:

     (a)  timely  receipt by Bank of the  Payment/Advance  Form as  provided  in
     Section 2.1; and

     (b) the representations and warranties contained in Section 5 shall be true and correct in all material respects on and as of the date of such Payment/Advance Form and on the effective date of each Advance as though made at and as of each such date (except to the extent they relate specifically to any earlier date, in which case such representations and warranties shall continue to have been true and accurate as of such date), and no Potential Event of Default or Event of Default shall have occurred and be continuing, or would result from such Advance.

     The making of each Advance shall be deemed to be a representation and warranty by Borrower on the date of such Advance as to the accuracy of the facts referred to in this Section 3.2(b).

     4. CREATION OF SECURITY INTEREST

     4.1 Grant of Security Interest. Borrower grants to Bank a continuing security interest in all presently existing and hereafter acquired or arising Collateral in order to secure prompt repayment of any and all Obligations and in order to secure prompt performance by Borrower of each of its covenants and duties under the Loan Documents. Except as set forth in the Schedule, such security interest constitutes a valid, first priority security interest in the presently existing Collateral, and will constitute a valid, first priority security interest in Collateral acquired after the date hereof, in each case, to the extent that a security interest in such Collateral can be perfected by the filing of a financing statement, in the case of Collateral consisting of instruments, documents, chattel paper or certificated securities, to the extent that Bank takes possession of such Collateral.

     4.2 Delivery of Additional Documentation Required. Borrower shall from time to time execute and deliver to Bank, at the request of Bank, all Negotiable
Collateral, all financing statements and other documents that Bank may reasonably request, in form satisfactory to Bank, to perfect and continue perfected Bank's security interests in the Collateral and in order to fully consummate all of the transactions contemplated under the Loan Documents.

     4.3 Right to Inspect. Bank (through any of its officers, employees, or agents) shall have the right, upon reasonable prior notice, from time to time during Borrower's usual business hours, to inspect Borrower's Books and to make copies thereof and to check, test, and appraise the Collateral in order to verify Borrower's financial condition or the amount, condition of, or any other matter relating to, the Collateral.

     5. REPRESENTATIONS AND WARRANTIES

     Borrower represents and warrants as follows:

     5.1 Due Organization and Qualification. Borrower and each Subsidiary is a corporation duly existing and in good standing under the laws of its state of incorporation and qualified and licensed to do business in, and is in good standing in, any state in which the conduct of its business or its ownership of property requires that it be so qualified except for states as to which any failure so to qualify would not have a Material Adverse Effect..

     5.2 Due Authorization; No Conflict. The execution, delivery, and performance of the Loan Documents are within Borrower's powers, have been duly authorized, and are not in conflict with nor constitute a breach of any provision contained in Borrower's Articles of Incorporation or Bylaws, nor will they constitute an event of default under any material agreement to which Borrower is a party or by which Borrower is bound. Borrower is not in default under any agreement to which it is a party or by which it is bound, which default would reasonably be expected to have a Material Adverse Effect.

     5.3 No Prior Encumbrances. Borrower has good and indefeasible title to the Collateral, free and clear of Liens, except for Permitted Liens.

     5.4 Bona Fide Eligible Accounts. The Eligible Accounts are bona fide existing obligations. The property giving rise to such Eligible Accounts has been delivered to the account debtor or to the account debtor's agent for immediate shipment to and unconditional acceptance by the account debtor. Borrower has not received notice of actual or imminent Insolvency Proceeding of any account debtor the Accounts of which are included in any Borrowing Base Certificate as an Eligible Account.

     5.5 Merchantable Inventory. All Inventory is in all material respects of good and marketable quality, free from all material defects.

     5.6 Name; Location of Chief Executive Office. Except as disclosed in the Schedule, Borrower has not done business under any name other than that specified on the signature page hereof. The chief executive office of Borrower is located at the address indicated in Section 10 hereof.

     5.7 Litigation. Except as set forth in the Schedule, there are no actions or proceedings pending (or, to Borrower's knowledge, threatened) by or against Borrower or any Subsidiary before any court or administrative agency in which a likely adverse decision would reasonably be expected to have a Material Adverse Effect or a material adverse effect on Borrower's interest or Bank's security interest in the Collateral.

     5.8 No Material Adverse Change in Financial Statements. All consolidated financial statements related to Borrower and any Subsidiary that have been delivered by Borrower to Bank fairly present in all material respects Borrower's consolidated financial condition as of the date thereof and Borrower's consolidated results of operations for the period then ended. There has not been a material adverse change in the consolidated financial condition of Borrower since the date of the most recent of such financial statements submitted to Bank.

     5.9 Solvency. Borrower is solvent and able to pay its debts (including trade debts) as they mature.

     5.10 Regulatory Compliance. Borrower and each Subsidiary has met the minimum funding requirements of ERISA with respect to any employee benefit plans subject to ERISA. No event has occurred resulting from Borrower's failure to comply with ERISA that is reasonably likely to result in Borrower's incurring any liability that would reasonably be expected to have a Material Adverse Effect. Borrower is not an "investment company" or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940. Borrower is not engaged principally, or as one of the important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulations G, T and U of the Board of Governors of the Federal Reserve System). Borrower has complied with all the provisions of the Federal Fair Labor Standards Act. Borrower has not violated any statutes, laws, ordinances or rules applicable to it, violation of which could have a Material Adverse Effect.

     5.11 Environmental Condition. None of Borrower's or any Subsidiary's properties or assets has ever been used by Borrower or any Subsidiary or, to the best of Borrower's knowledge, by previous owners or operators, in the disposal of, or to produce, store, handle, treat, release, or transport, any hazardous waste or hazardous substance other than in accordance with applicable law; to the best of Borrower's knowledge, none of Borrower's properties or assets has ever been designated or identified in any manner pursuant to any environmental protection statute as a hazardous waste or hazardous substance disposal site, or a candidate for closure pursuant to any environmental protection statute; no lien arising under any environmental protection statute has attached to any revenues or to any real or personal property owned by Borrower or any Subsidiary; and neither Borrower nor any Subsidiary has received a summons, citation, notice, or directive from the Environmental Protection Agency or any other federal, state or other governmental agency concerning any action or omission by Borrower or any Subsidiary resulting in the releasing, or otherwise disposing of hazardous waste or hazardous substances into the environment.

     5.12 Taxes. Borrower and each Subsidiary has filed or caused to be filed all material tax returns required to be filed, and has paid, or has made adequate provision for the payment of, all taxes reflected therein.

     5.13 Subsidiaries. Borrower does not own any stock, partnership interest or other equity securities of any Person, except for Permitted Investments.

     5.14 Government Consents. Borrower and each Subsidiary has obtained all consents, approvals and authorizations of, made all declarations or filings with, and given all notices to, all governmental authorities that are necessary for the continued operation of Borrower's business as currently conducted except where the failure to obtain any such consent, approval or authorization, to make any such declaration or filing or to given any such notice would not reasonably be expected to have Material Adverse Effect.

     5.15 Intellectual Property. To Borrower's knowledge, Borrower possesses and owns, free of any material infringement or other material claims by third parties, all trademarks, trade names, copyrights, patent rights, patents, licenses that are used in the conduct of its business as now operated. To Borrower's knowledge, there is no material infringement by others of any trademark, trade name, trade secret, service mark, patent, copyright, license or other intellectual property right of Borrower.

     5.16 Full Disclosure. No representation, warranty or other statement made by Borrower in any certificate or written statement furnished to Bank by Borrower in connection with the transactions contemplated by this Agreement, taken as a whole, contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained in such certificates or statements not misleading (it being recognized by Bank that the projections and forecasts provided by Borrower are not be viewed as facts and that actual results during the period or periods covered by any such projections and forecasts may differ from the projected or forecasted results).

     6. AFFIRMATIVE COVENANTS

     Borrower   covenants  and  agrees  that,  until  payment  in  full  of  all outstanding Obligations, and for so long as Bank may have any commitment to make an Advance hereunder, Borrower shall do all of the following:

     6.1 Good Standing. Borrower shall maintain or cause to be maintained its and each of its Subsidiaries' corporate existence and good standing in its jurisdiction of incorporation and maintain qualification in each jurisdiction in which the failure to so qualify would reasonably be expected to have a Material Adverse Effect. Borrower shall maintain, and shall cause each of its Subsidiaries to maintain, in force all licenses, approvals and agreements, the loss of which would reasonably be expected to have a Material Adverse Effect.

     6.2 Government Compliance. Borrower shall meet, and shall cause each Subsidiary to meet, the minimum funding requirements of ERISA with respect to any employee benefit plans subject to ERISA. Borrower shall comply, and shall cause each Subsidiary to comply, with all statutes, laws, ordinances and government rules and regulations to which it is subject, noncompliance with which could have a Material Adverse Effect or a material adverse effect on the Collateral or the priority of Bank's Lien on the Collateral.

     6.3 Financial Statements, Reports, Certificates.  Borrower shall deliver to
Bank: (a) as soon as available, but in any event within fifty (50) days after the end of each of Borrower's fiscal quarters, a company prepared consolidated balance sheet and income statement prepared in accordance with GAAP covering Borrower's consolidated operations during such period, certified by an officer of Borrower reasonably acceptable to Bank; (b) as soon as available, but in any event within ninety-five (95) days after the end of Borrower's fiscal year, audited consolidated financial statements of Borrower prepared in accordance with GAAP, consistently applied, together with an unqualified opinion on such financial statements of an independent certified public accounting firm reasonably acceptable to Bank; (c) within five (5) Business Days upon becoming available, copies of all statements, reports and notices sent or made available generally by Borrower to its security holders or to any holders of Subordinated Debt and all reports on Form 8-K, 10-K and 10-Q (without exhibits) filed with the Securities and Exchange Commission; (d) promptly upon receipt of notice thereof, a report of any legal actions pending or threatened against Borrower or any Subsidiary that would reasonably be expected to result in damages or costs to Borrower or any Subsidiary of One Hundred Thousand Dollars ($100,000) or more; and (e) such budgets, sales projections, operating plans or other financial information as Bank may reasonably request from time to time.

     Within twenty (20) days after the last day of each month in which outstanding Advances exceed One Million Dollars ($1,000,000), Borrower shall deliver to Bank a Borrowing Base Certificate signed by a Responsible Officer in substantially the form of Exhibit C hereto, together with aged listings of accounts receivable and accounts payable.

     Borrower shall deliver to Bank with the quarterly financial statements a Compliance Certificate signed by a Responsible Officer in substantially the form of Exhibit D hereto.

     Bank shall have a right from time to time hereafter to audit Borrower's Accounts.

     6.4 Inventory; Returns. Borrower shall keep all Inventory in good and marketable condition, free from all material defects. Returns and allowances, if any, as between Borrower and its account debtors shall be on the same basis and in accordance with the usual customary practices of Borrower, as they exist at the time of the execution and delivery of this Agreement. Borrower shall promptly notify Bank of all returns and recoveries and of all disputes and claims, where the return, recovery, dispute or claim involves more than Two Hundred Thousand Dollars ($200,000).

     6.5 Taxes. Borrower shall make, and shall cause each Subsidiary to make, due and timely payment or deposit of all material federal, state, and local taxes, assessments, or contributions required of it by law, and will execute and deliver to Bank, on demand, appropriate certificates attesting to the payment or deposit thereof; and Borrower will make, and will cause each Subsidiary to make, timely payment or deposit of all material tax payments and withholding taxes required of it by applicable laws, including, but not limited to, those laws concerning F.I.C.A., F.U.T.A., state disability, and local, state, and federal income taxes, and will, upon request, furnish Bank with proof satisfactory to Bank indicating that Borrower or a Subsidiary has made such payments or deposits; provided that Borrower or a Subsidiary need not make any payment if the amount or validity of such payment is contested in good faith by appropriate proceedings and is reserved against (to the extent required by GAAP) by Borrower.

     6.6 Insurance.

     (a) Borrower, at its expense, shall keep the Collateral insured against loss or damage by fire, theft, explosion, sprinklers, and all other hazards and risks, and in such amounts, as ordinarily insured against by other owners in similar businesses conducted in the locations where Borrower's business is conducted on the date hereof. Borrower shall also maintain insurance relating to Borrower's ownership and use of the Collateral in amounts and of a type that are customary to businesses similar to Borrower's.

     (b) All such policies of insurance shall be in such form, with such companies, and in such amounts as reasonably satisfactory to Bank. All such policies of property insurance shall contain a lender's loss payable endorsement, in a form satisfactory to Bank, showing Bank as an additional loss payee thereof and all liability insurance policies shall show the Bank as an additional insured, and shall specify that the insurer must give at least twenty (20) days notice to Bank before canceling its policy for any reason. Upon Bank's request, Borrower shall deliver to Bank certified copies of such policies of insurance and evidence of the payments of all premiums therefor. So long as no Event of Default has occurred and is continuing, Borrower shall have the option of applying the proceeds of any casualty policy to the replacement or repair of destroyed or damaged property; provided, that after the occurrence and during the continuance of an Event of Default, all proceeds payable under any such casualty policy shall, at the option of Bank, be payable to Bank for application to the Obligations.

     6.7 Principal Depository. Borrower shall maintain its principal depository and operating accounts with Bank.

     6.8 Quick Ratio. Borrower shall maintain, as of the last day of each of Borrower's fiscal quarters, a ratio of Quick Assets to Current Liabilities less deferred revenues of at least 1.25 to 1.00.

     6.9 Debt-Tangible Net Worth Ratio. Borrower shall maintain, as of the last day of each of Borrower's fiscal quarters, a ratio of Total Liabilities less Subordinated Debt and deferred revenues to Tangible Net Worth plus Subordinated Debt of not more than 1.50 to 1.00.

     6.10 Tangible Net Worth. Borrower shall maintain, as of the last day of each of Borrower's fiscal quarters, a Tangible Net Worth of not less than Seven Million Dollars ($7,000,000).

     6.11 Debt-Service Coverage. Borrower shall maintain, as of the last day of each of Borrower's fiscal quarters, a ratio of (a) earnings before interest and taxes plus depreciation and amortization to (b) interest plus current portion of long term debt of at least 1.75 to 1.00.

     6.12 Registration of Intellectual Property Rights. Borrower shall register or cause to be registered (to the extent not already registered) with the United States Patent and Trademark Office or the United States Copyright Office, as applicable, those intellectual property rights listed on Exhibits A, B and C to the Collateral Assignment, Patent Mortgage and Security Agreement delivered to Bank by Borrower in connection with this Agreement within ninety (90) days of the date of this Agreement. Borrower shall register or cause to be registered with the United States Patent and Trademark Office or the United States Copyright Office, as applicable, those additional material intellectual property rights developed or acquired by Borrower from time to time in connection with any product prior to the sale or licensing of such product to any third party, including without limitation revisions or additions to the intellectual property rights listed on such Exhibits A, B and C. Borrower shall execute and deliver such additional instruments and documents from time to time as Bank shall reasonably request to perfect Bank's security interest in such additional intellectual property rights.

     6.13 Further Assurances. At any time and from time to time Borrower shall execute and deliver such further instruments and take such further action as may reasonably be requested by Bank to effect the purposes of this Agreement.

     7. NEGATIVE COVENANTS

     Borrower covenants and agrees that, without the prior written consent of Bank, which Bank may grant or withhold in its sole discretion, so long as any credit hereunder shall be available and until payment in full of the outstanding Obligations or for so long as Bank may have any commitment to make any Advances, Borrower will not do any of the following:

     7.1 Dispositions. Convey, sell, lease, transfer or otherwise dispose of (collectively, a "Transfer"), or permit any of its Subsidiaries to Transfer, all or any part of its business or property, other than: (i) Transfers of Inventory in the ordinary course of business; (ii) Transfers of non-exclusive licenses and similar arrangements for the use of the property of Borrower or its Subsidiaries; (iii) Transfers of worn-out or obsolete Equipment; or (iv) Transfers which constitute liquidation of Investments permitted under Section 7.7.

     7.2 Change in Business. Engage in any business, or permit any of its Subsidiaries to engage in any business, other than the businesses currently engaged in by Borrower and any business substantially similar or related thereto (or incidental thereto), or suffer a material change in Borrower's ownership, other than the sale by Borrower of equity securities of Borrower. Borrower will not, without thirty (30) days prior written notification to Bank, relocate its chief executive office.

     7.3 Mergers or Acquisitions. Merge or consolidate, or permit any of its Subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of its Subsidiaries to acquire, all or substantially all of the capital stock or property of another Person, except that Borrower may acquire, or permit any of its Subsidiaries to acquire, all or substantially all of the capital stock or property of another Person provided that (i) the aggregate amount of consideration of any type (including, but not limited to, cash, cash equivalents, or stock) for such acquisitions shall not, between the date of this Agreement and the Maturity Date, exceed Fifteen Million Dollars ($15,000,000), and (ii) the aggregate amount of cash or cash equivalents paid by Borrower for such acquisitions shall not exceed, between the date of this agreement and the Maturity Date, Three Million Dollars ($3,000,000).

     7.4 Indebtedness. Create, incur, assume or be or remain liable with respect to any Indebtedness, or permit any Subsidiary so to do, other than Permitted Indebtedness.

     7.5 Encumbrances. Create, incur, assume or suffer to exist any Lien with respect to any of its property, or assign or otherwise convey any right to receive income, including the sale of any Accounts, or permit any of its Subsidiaries so to do, except for Permitted Liens.

     7.6 Distributions. Pay any dividends or make any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock except for repurchases of stock from former employees of Borrower in accordance with the terms of repurchase or similar agreements between Borrower and such employees in an aggregate amount in any fiscal year not to exceed Fifty Thousand Dollars ($50,000).

     7.7 Investments. Directly or indirectly acquire or own, or make any Investment in or to any Person, or permit any of its Subsidiaries so to do, other than Permitted Investments.

     7.8 Transactions with Affiliates. Directly or indirectly enter into or permit to exist any material transaction with any Affiliate of Borrower except
(i) for transactions that are in the ordinary course of Borrower's business, upon fair and reasonable terms that are no less favorable to Borrower than would be obtained in an arm's length transaction with a nonaffiliated Person, (ii) transactions with a Subsidiary that are upon fair and reasonable terms and transactions constituting Permitted Investments, and (iii) transactions with Affiliates who in addition to being Affiliates are also customers of the Borrower and who receive, as customers, terms more favorable than the general public.

     7.9 Subordinated Debt. Make any payment in respect of any Subordinated Debt, or permit any of its Subsidiaries to make any such payment, except in compliance with the terms of such Subordinated Debt, or amend any provision contained in any documentation relating to the Subordinated Debt without Bank's prior written consent.

     7.10 Inventory. Store the Inventory with a bailee, warehouseman, or similar party unless Bank has received a pledge of the warehouse receipt covering such Inventory. Except for Inventory sold in the ordinary course of business or demonstration Inventory that is stored at the location of the customer of the Borrower not to exceed Two Hundred and Fifty Thousand Dollars ($250,000) and except for such other locations as Bank may approve in writing, Borrower shall keep the Inventory only at the location set forth in Section 10 hereof or in the Schedule and such other locations of which Borrower gives Bank prior written notice and as to which Borrower signs and files a financing statement where needed to perfect Bank's security interest.

     7.11 Compliance. Become an "investment company" controlled by an "investment company," within the meaning of the Investment Company Act of 1940, or become principally engaged in, or undertake as one of its important activities, the business of extending credit for the purpose of purchasing or carrying margin stock, or use the proceeds of any Advance for such purpose. Fail to meet the minimum funding requirements of ERISA, permit a Reportable Event or Prohibited Transaction, as defined in ERISA, to occur, fail to comply with the Federal Fair Labor Standards Act or violate any law or regulation, which violation could have a Material Adverse Effect or a material adverse effect on the Collateral or the priority of Bank's Lien on the Collateral, or permit any of its Subsidiaries to do any of the foregoing.

     8. EVENTS OF DEFAULT

     Any one or more of the following events shall constitute an Event of Default by Borrower under this Agreement:

     8.1 Payment Default. If Borrower fails to pay the principal of, or any interest on, any Advances when due and payable; or fails to pay any portion of any other Obligations not constituting such principal or interest, including without limitation Bank Expenses, within thirty (30) days of receipt by Borrower of an invoice therefor;

     8.2 Covenant Default. If Borrower fails to perform any obligation under any of Sections 6.7, 6.8, 6.9, 6.10, 6.11 or 6.12 or violates any of the covenants contained in Article 7 of this Agreement, or fails or neglects to perform, keep, or observe any other material term, provision, condition, covenant, or agreement contained in this Agreement, in any of the Loan Documents, or in any other present or future agreement between Borrower and Bank and as to any default under such other term, provision, condition, covenant or agreement that can be cured, has failed to cure such default within thirty (30) days after Borrower receives notice thereof or any Responsible Officer of Borrower becomes aware thereof; provided, however, that if the default cannot by its nature be cured within the ten (10) day period or cannot after diligent attempts by Borrower be cured within such ten (10) day period, and such default is likely to be cured within a reasonable time, then Borrower shall have an additional reasonable period (which shall not in any case exceed thirty (30) days) to attempt to cure such default, and within such reasonable time period the failure to have cured such default shall not be deemed an Event of Default (provided that no Advances will be required to be made during such cure period);

     8.3 Material Adverse Change. If there occurs a material adverse change in Borrower's business or financial condition, or if there is a material impairment of the prospect of repayment of any portion of the Obligations or a material impairment of the value or priority of Bank's security interests in the Collateral;

     8.4 Attachment. If any material portion of Borrower's assets is attached, seized, subjected to a writ or distress warrant, or is levied upon, or comes into the possession of any trustee, receiver or person acting in a similar capacity and such attachment, seizure, writ or distress warrant or levy has not been removed, discharged or rescinded within fifteen (15) days, or if Borrower is enjoined, restrained, or in any way prevented by court order from continuing to conduct all or any material part of its business affairs, or if a judgment or other claim becomes a lien or encumbrance upon any material portion of Borrower's assets, or if a notice of lien, levy, or assessment is filed of record with respect to any of Borrower's assets by the United States Government, or any department, agency, or instrumentality thereof, or by any state, county, municipal, or governmental agency, and the same is not paid within fifteen (15) days after Borrower receives notice thereof, provided that none of the foregoing shall constitute an Event of Default where such action or event is stayed or an adequate bond has been posted pending a good faith contest by Borrower (provided that no Advances will be required to be made during such cure period);

     8.5 Insolvency. If Borrower becomes insolvent, or if an Insolvency Proceeding is commenced by Borrower, or if an Insolvency Proceeding is commenced against Borrower and is not dismissed or stayed within thirty (30) days
(provided that no Advances will be made prior to the dismissal of such Insolvency Proceeding);

     8.6 Other Agreements. If there is a default in any agreement to which Borrower is a party with a third party or parties resulting in a right by such third party or parties, whether or not exercised, to accelerate the maturity of any Indebtedness in an amount in excess of One Hundred Thousand Dollars ($100,000) or that would reasonably be expected to have a Material Adverse Effect;

     8.7 Judgments. If a judgment or judgments for the payment of money in an amount, individually or in the aggregate, of at least One Hundred Thousand Dollars ($100,000) shall be rendered against Borrower and shall remain unsatisfied and unstayed for a period of forty-five (45) days (provided that no Advances will be made prior to the satisfaction or stay of such judgment); or

     8.8 Misrepresentations. If any material misrepresentation or material misstatement exists now or hereafter in any warranty or representation set forth herein or in any certificate delivered to Bank by any Responsible Officer pursuant to this Agreement or to induce Bank to enter into this Agreement or any other Loan Document.

     9. BANK'S RIGHTS AND REMEDIES

     9.1 Rights and Remedies. Upon the occurrence and during the continuance of an Event of Default, Bank may, at its election, without notice of its election and without demand, do any one or more of the following, all of which are authorized by Borrower:

     (a) Declare all Obligations, whether evidenced by this Agreement, by any of the other Loan Documents, or otherwise, immediately due and payable (provided that upon the occurrence of an Event of Default described in Section 8.5 all Obligations shall become immediately due and payable without any action by Bank);

     (b) Cease advancing money or extending credit to or for the benefit of Borrower under this Agreement or under any other agreement between Borrower and Bank;

     (c) Settle or adjust disputes and claims directly with account debtors for amounts, upon terms and in whatever order that Bank reasonably considers advisable;

     (d) Without notice to or demand upon Borrower, make such payments and do such acts as Bank considers necessary or reasonable to protect its security interest in the Collateral. Borrower agrees to assemble the Collateral if Bank so requires, and to make the Collateral available to Bank as Bank may designate. Borrower authorizes Bank to enter the premises where the Collateral is located, to take and maintain possession of the Collateral, or any part of it, and to pay, purchase, contest, or compromise any encumbrance, charge, or lien which in Bank's determination appears to be prior or superior to its security interest and to pay all expenses incurred in connection therewith. With respect to any of Borrower's owned premises, Borrower hereby grants Bank a license to enter into possession of such premises and to occupy the same, without charge, for up to one hundred twenty (120) days in order to exercise any of Bank's rights or remedies provided herein, at law, in equity, or otherwise;

     (e) Without notice to Borrower, set off and apply to the Obligations any and all (i) balances and deposits of Borrower held by Bank, or (ii) indebtedness at any time owing to or for the credit or the account of Borrower held by Bank;

     (f) Ship, reclaim, recover, store, finish, maintain, repair, prepare for sale, advertise for sale, and sell (in the manner provided for herein) the Collateral. Bank is hereby granted a license or other right, solely pursuant to the provisions of this Section 9.1, to use, without charge, Borrower's labels, patents, copyrights, rights of use of any name, trade secrets, trade names, trademarks, service marks, and advertising matter, or any property of a similar nature, as it pertains to the Collateral, in completing production of, advertising for sale, and selling any Collateral and, in connection with Bank's exercise of its rights under this Section 9.1, Borrower's rights under all licenses and all franchise agreements shall inure to Bank's benefit;

     (g) Sell the Collateral at either a public or private sale, or both, by way of one or more contracts or transactions, for cash or on terms, in such manner and at such places (including Borrower's premises) as Bank determines is commercially reasonable;

     (h) Bank may credit bid and purchase at any public sale; and

     (i) Any deficiency that exists after disposition of the Collateral as provided above will be paid immediately by Borrower.

     9.2 Power of Attorney. Effective only upon the occurrence and during the continuance of an Event of Default, Borrower hereby irrevocably appoints Bank (and any of Bank's designated officers, or employees) as Borrower's true and lawful attorney to: (a) send requests for verification of Accounts or notify account debtors of Bank's security interest in the Accounts; (b) endorse Borrower's name on any checks or other forms of payment or security that may come into Bank's possession; (c) sign Borrower's name on any invoice or bill of lading relating to any Account, drafts against account debtors, schedules and assignments of Accounts, verifications of Accounts, and notices to account debtors; (d) make, settle, and adjust all claims under and decisions with respect to Borrower's policies of insurance; and (e) settle and adjust disputes and claims respecting the accounts directly with account debtors, for amounts and upon terms which Bank determines to be reasonable; provided Bank may exercise such power of attorney to sign the name of Borrower on any of the documents described in Section 4.2 regardless of whether an Event of Default has occurred. The appointment of Bank as Borrower's attorney in fact, and each and every one of Bank's rights and powers, being coupled with an interest, is irrevocable until all of the Obligations have been fully repaid and Bank's obligation to provide Advances hereunder is terminated.

     9.3 Accounts Collection. Upon the occurrence and during the continuation of an Event of Default, Bank may notify any Person owing funds to Borrower of Bank's security interest in such funds. Borrower shall collect all amounts owing to Borrower for Bank, receive in trust all payments as Bank's trustee, and immediately deliver such payments to Bank in their original form as received from the account debtor, with proper endorsements for deposit.

     9.4 Bank Expenses. If Borrower fails to pay any amounts or furnish any required proof of payment due to third persons or entities, as required under the terms of this Agreement, then Bank may do any or all of the following: (a) make payment of the same or any part thereof; (b) set up such reserves in the Collateral Account or under the Revolving Facility as Bank deems necessary to protect Bank from the exposure created by such failure; or (c) obtain and maintain insurance policies of the type discussed in Section 6.6 of this Agreement, and take any action with respect to such policies as Bank deems prudent. Any amounts so paid or deposited by Bank shall constitute Bank Expenses, shall be immediately due and payable, and shall bear interest at the then applicable rate hereinabove provided, and shall be secured by the Collateral. Any payments made by Bank shall not constitute an agreement by Bank to make similar payments in the future or a waiver by Bank of any Event of Default under this Agreement.

     9.5 Bank's Liability for Collateral. So long as Bank complies with its obligations under Section 9207 of the Code, Bank shall not in any way or manner be liable or responsible for: (a) the safekeeping of the Collateral; (b) any loss or damage thereto occurring or arising in any manner or fashion from any cause; (c) any diminution in the value thereof; or (d) any act or default of any carrier, warehouseman, bailee, forwarding agency, or other person whomsoever. Subject to the foregoing, all risk of loss, damage or destruction of the Collateral shall be borne by Borrower.

     9.6 Remedies Cumulative. Bank's rights and remedies under this Agreement, the Loan Documents, and all other agreements shall be cumulative. Bank shall have all other rights and remedies not inconsistent herewith as provided under the Code, by law, or in equity. No exercise by Bank of one right or remedy shall be deemed an election, and no waiver by Bank of any Event of Default on Borrower's part shall be deemed a continuing waiver. No delay by Bank shall constitute a waiver, election, or acquiescence by it. No waiver by Bank shall be effective unless made in a written document signed on behalf of Bank.

     9.7 Demand; Protest. Borrower waives demand, protest, notice of protest, notice of dishonor, notice of payment and nonpayment, notice of any default, nonpayment at maturity, release, compromise, settlement, extension, or renewal of accounts, documents, instruments, chattel paper, and guarantees at any time held by Bank on which Borrower may in any way be liable.

     10. NOTICES

     Unless otherwise provided in this Agreement, all notices or demands by any party relating to this Agreement or any other agreement entered into in connection herewith shall be in writing and (except for financial statements and other informational documents which may be sent by first-class mail, postage prepaid) shall be personally delivered or sent by a recognized overnight delivery service, certified mail, postage prepaid, return receipt requested, or by telefacsimile to Borrower or to Bank, as the case may be, at its addresses set forth below:

         If to Borrower:       Castelle
                               3255-3 Scott Boulevard
                               Santa Clara, CA  95054
                               Attn:  Mr. Randall Bambrough
                               FAX:  (408) 496-0502

         If to Bank:           Silicon Valley Bank
                               3003 Tasman Drive
                               Santa Clara, CA  95054
                               Attn: Mr. Peter Kidder
                               FAX:  (408) 727-8728

     The parties hereto may change the address at which they are to receive notices hereunder, by notice in writing in the foregoing manner given to the other.

     11. CHOICE OF LAW AND VENUE; JURY TRIAL WAIVER

     This Agreement shall be governed by, and construed in accordance with, the internal laws of the State of California, without regard to principles of conflicts of law. Each of Borrower and Bank hereby submits to the exclusive jurisdiction of the state and Federal courts located in the County of Santa Clara, State of California. BORROWER AND BANK EACH HEREBY WAIVES ITS RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF ANY OF THE LOAN DOCUMENTS OR ANY OF THE TRANSACTIONS CONTEMPLATED THEREIN, INCLUDING CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW OR STATUTORY CLAIMS. EACH PARTY RECOGNIZES AND AGREES THAT THE FOREGOING WAIVER CONSTITUTES A MATERIAL INDUCEMENT FOR IT TO ENTER INTO THIS AGREEMENT. EACH PARTY REPRESENTS AND WARRANTS THAT IT HAS REVIEWED THIS WAIVER WITH ITS LEGAL COUNSEL AND THAT IT KNOWINGLY AND VOLUNTARILY WAIVES ITS JURY TRIAL RIGHTS FOLLOWING CONSULTATION WITH LEGAL COUNSEL.

     12. GENERAL PROVISIONS

     12.1 Successors and Assigns.

     (a) This Agreement shall bind and inure to the benefit of the respective successors and permitted assigns of each of the parties; provided, however, that neither this Agreement nor any rights hereunder may be assigned by Borrower without Bank's prior written consent, which consent may be granted or withheld in Bank's sole discretion. Bank shall have the right without the consent of or notice to Borrower to sell, transfer, negotiate, or grant participations in all or any part of, or any interest in Bank's obligations, rights and benefits hereunder.

     (b) Bank may sell, negotiate or grant participations to other financial institutions in all or part of the obligations of the Borrower outstanding under the Loan Agreements, without notice to or the approval of Borrower; provided that any such sale, negotiation or participation shall be in compliance with the applicable federal and state securities laws and the other requirements of this Section 12.1. Notwithstanding the sale, negotiation or grant of participations, Bank shall remain solely responsible for the performance of its obligations under this Agreement, Bank shall remain the holder of the Note for all purposes under this Agreement and Borrower shall continue to deal solely and directly with Bank in connection with this Agreement and the other Loan Documents.

     (c) The grant of a participation interest shall be on such terms as the Bank determines are appropriate, provided only that (i) the holder of such participation interest shall not have any of the rights of Bank under this Agreement except, if the participation agreement so provides, rights to demand the payment of costs of the type described in Section 2.7, provided that the aggregate amount that the Borrower shall be required to pay under
     Section 2.7 with respect to any ratable share of the Committed Line or any Advance (including amounts paid to participants) shall not exceed the amount that Borrower would have had to pay if no participation agreements had been entered into, and (ii) the consent of the holder of such a participation interest shall not be required for amendments or waivers of provisions of the Loan Agreement other than those which (A) increase the amount of the Committed Line, (B) extend the term of this Agreement, (C) decrease the rate of interest or the amount of any fee or any other amount payable to Bank under this Agreement, (D) reduce the principal amount payable under this Agreement, or (E) extend the date fixed for the payment of principal or interest or any other amount payable under this Agreement.

     (d) The Bank may assign, from time to time, all or any portion of its pro rata share of the Committed Line and the Note to an Affiliate of the Bank or, subject to the prior written approval of Borrower (which approval will not be unreasonably withheld), to any other financial institution; provided, that (i) the amount the Committed Line being assigned pursuant to each such assignment shall in no event be less than Three Million Dollars ($3,000,000) and shall be an integral multiple of Five Hundred Thousand Dollars ($500,000) and (ii) the parties to each such assignment shall execute and deliver to Borrower an assignment agreement in a form reasonably acceptable to each. Upon such execution and delivery, from and after the effective date specified in such assignment agreement (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such assignment agreement, have the rights and obligations of a Bank hereunder and (y) Bank shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such assignment agreement, relinquish its rights and be released from its obligations under this Agreement (other than pursuant to this Section 12.1(d), and, in the case of an assignment agreement covering all or the remaining portion of Bank's rights and obligations under this Agreement, Bank shall cease to be a party hereto. In the event of an assignment hereunder, the parties agree to amend this Agreement to the extent necessary to reflect the mechanical changes which are necessary to document such assignment and which are standard for a multi-bank credit facility. Each party shall bear its own expenses (including without limitation attorneys' fees and costs) with respect to such an amendment, provided that Borrower shall not be required to incur expenses for any amendment requested solely by Bank.

     12.2 Indemnification. Borrower shall defend, indemnify and hold harmless Bank and its officers, employees, and agents against: (a) all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with the transactions contemplated by this Agreement; and (b) all losses or Bank Expenses in any way suffered, incurred, or paid by Bank as a result of or in any way arising out of, following, or consequential to transactions between Bank and Borrower whether under this Agreement, or otherwise (including without limitation reasonable attorneys fees and expenses), except for losses caused by Bank's gross negligence or willful misconduct.

     12.3 Time of Essence. Time is of the essence for the performance of all obligations set forth in this Agreement.

     12.4 Severability of Provisions. Each provision of this Agreement shall be severable from every other provision of this Agreement for the purpose of determining the legal enforceability of any specific provision.

     12.5 Amendments in Writing, Integration. This Agreement cannot be amended or terminated orally. All prior agreements, understandings, representations, warranties, and negotiations between the parties hereto with respect to the subject matter of this Agreement, if any, are merged into this Agreement and the Loan Documents except for that certain Amended and Restated Promissory Note evidencing a Five Hundred Thousand Dollar ($500,000) equipment line of credit of even date herewith, any financing statements filed by Bank to secure any Obligations of Borrower to Bank, and filing by Bank relating to the Borrower's intellectual property to secure any Obligations of Borrower to Bank, which documents, statements and filings shall remain in full force and effect.

     12.6 Counterparts. This Agreement may be executed in any number of counterparts and by different parties on separate counterparts, each of which, when executed and delivered, shall be deemed to be an original, and all of which, when taken together, shall constitute but one and the same Agreement.

     12.7 Survival. All covenants, representations and warranties made in this Agreement shall continue in full force and effect so long as any Obligations (excluding Obligations under Sections 2.6 and 12.2 to the extent they remain inchoate at the time that outstanding payment Obligations are paid in full) remain outstanding. The obligations of Borrower to indemnify Bank with respect to the expenses, damages, losses, costs and liabilities described in Section
12.2 shall survive until all applicable statute of limitations periods with respect to actions that may be brought against Bank have run, provided that so long as the obligations set forth in the first sentence of this Section 12.7 have been satisfied, and Bank has no commitment to make any Advances or to make any other loans to Borrower, Bank shall release all security interests granted hereunder and redeliver all Collateral held by it in accordance with applicable law.

     12.8 Effect of Amendment and Restatement. Subject to Section 12.5, this Agreement is intended to and does completely amend and restate, without novation, that certain Amended and Restated Loan and Security Agreement dated as of February 9, 1994, between Borrower and Bank, as amended, (the "Original Agreement"). All advances or loans outstanding under the Original Agreement are and shall continue to be outstanding under this Agreement. All security interests granted under the Original Agreement are hereby confirmed and ratified and shall continue to secure all Obligations under this Agreement.

     12.9 Confidentiality. In handling any confidential information Bank shall exercise the same degree of care that it exercises with respect to its own proprietary information of the same types to maintain the confidentiality of any non-public information thereby received or received pursuant to this Agreement except that disclosure of such information may be made (i) to the subsidiaries or affiliates of Bank in connection with their present or prospective business relations with Borrower, (ii) to prospective transferees or purchasers of any interest in the Loans, provided that they have entered into a comparable confidentiality agreement in favor of Borrower and have delivered a copy to Borrower, (iii) as required by law, regulations, rule or order, subpoena, judicial order or similar order and (iv) as may be required in connection with the examination, audit or similar investigation of Bank. Confidential information hereunder shall not include information that either: (a) is in the public domain or in the knowledge or possession of Bank when disclosed to Bank, or becomes part of the public domain after disclosure to Bank through no fault of Bank; or (b) is disclosed to the Bank by a third party, provided the Bank does not have actual knowledge that such third party is prohibited from disclosing such information. Notwithstanding any provision of this Agreement to the contrary, neither Borrower nor any of its Subsidiaries will be required to disclose, permit the inspection, examination, copying or making extracts of, or discussions of, any document, information or other matter that (i) prior to the occurrence of an Event of Default constitutes non-financial trade secrets, or
(ii) in respect to which disclosure to the Banks (or designated representative) is then prohibited by (a) law, or (b) an agreement binding upon Borrower or any Subsidiary that was not entered into by Borrower or such Subsidiary for the primary purpose of concealing information from Banks.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

                                    CASTELLE



              By:                   /s/ Randall I. Bambrough
                                    ---------------------------------
                                    Randall I. Bambrough

              Title:                Vice President of Finance
                                    --------------------------------





              SILICON VALLEY BANK



              By:                   /s/ Peter A. Kidder
                                    -------------------------
                                    Peter A. Kidder

              Title:                Vice President
                                    ------------------

                                    EXHIBIT A


     The Collateral shall consist of all right, title and interest of Borrower in and to the following:

     (a) All goods and equipment now owned or hereafter acquired, including, without limitation, all machinery, fixtures, vehicles (including motor vehicles and trailers), and any interest in any of the foregoing, and all attachments, accessories, accessions, replacements, substitutions, additions, and improvements to any of the foregoing, wherever located;

     (b) All inventory, now owned or hereafter acquired, including, without limitation, all merchandise, raw materials, parts, supplies, packing and shipping materials, work in process and finished products including such inventory as is temporarily out of Borrower's custody or possession or in transit and including any returns upon any accounts or other proceeds, including insurance proceeds, resulting from the sale or disposition of any of the foregoing and any documents of title representing any of the above, and Borrower's Books relating to any of the foregoing;

     (c) All contract rights and general intangibles now owned or hereafter acquired, including, without limitation, goodwill, trademarks, service marks, trade styles, trade names, patents, patent applications, leases, license agreements, franchise agreements, blueprints, drawings, purchase orders, customer lists, route lists, infringements, claims, computer programs, computer discs, computer tapes, literature, reports, catalogs, design rights, income tax refunds, payments of insurance and rights to payment of any kind;

     (d) All now existing and hereafter arising accounts, contract rights, royalties, license rights and all other forms of obligations owing to Borrower arising out of the sale or lease of goods, the licensing of technology or the rendering of services by Borrower, whether or not earned by performance, and any and all credit insurance, guaranties, and other security therefor, as well as all merchandise returned to or reclaimed by Borrower and Borrower's Books relating to any of the foregoing;

     (e)  All  documents,   cash,  deposit  accounts,   securities  (other  than
     securities of foreign Subsidiaries), letters of credit, certificates of deposit, instruments and chattel paper now owned or hereafter acquired and Borrower's Books relating to the foregoing;

     (f) All copyright rights, copyright applications, copyright registrations and like protections in each work of authorship and derivative work thereof, whether published or unpublished, now owned or hereafter acquired; all trade secret rights, including all rights to unpatented inventions, know-how, operating manuals, license rights and agreements and confidential information, now owned or hereafter acquired; all mask work or similar rights available for the protection of semiconductor chips, now owned or hereafter acquired; all claims for damages by way of any past, present and future infringement of any of the foregoing; and

     (g) Any and all claims, rights and interests in any of the above and all substitutions for, additions and accessions to and proceeds thereof.


                                    EXHIBIT B

                   LOAN PAYMENT/ADVANCE TELEPHONE REQUEST FORM

              DEADLINE FOR SAME DAY PROCESSING IS 3:00 P.M., P.S.T.


TO:  CENTRAL CLIENT SERVICE DIVISION              DATE:
                                                       -------------------------


FAX#:  (408) 432-3249                             TIME:
                                                       -------------------------



FROM:
Castelle
                                            CLIENT NAME (BORROWER)

REQUESTED
BY:
                                            AUTHORIZED SIGNER'S NAME

AUTHORIZED
SIGNATURE:

PHONE
NUMBER:

FROM ACCOUNT #                              TO ACCOUNT#


REQUESTED TRANSACTION TYPE                  REQUEST DOLLAR AMOUNT
PRINCIPAL INCREASE (ADVANCE)
PRINCIPAL PAYMENT (ONLY)
INTEREST PAYMENT (ONLY
PRINCIPAL AND INTEREST (PAYMENT)

OTHER INSTRUCTIONS:


     All representations and warranties of Borrower stated in the Loan Agreement are true, correct and complete in all material respects as of the date of the telephone request for and Advance confirmed by this Borrowing Certificate; provided, however, that those representations and warranties expressly referring to another date shall be true, correct and complete in all material respects as of such date.




                                  BANK USE ONLY

TELEPHONE REQUEST:

The following person is authorized to request the loan payment transfer/loan advance on the advance designated account and is known to me.

___________________________                         ______________________
 Authorized Requester                                    Phone #
___________________________                         ______________________
 Received By (Bank)                                      Phone #


___________________________
 Authorized Signature (Bank)



                                    EXHIBIT C
                           BORROWING BASE CERTIFICATE
                      (Borrowings in Excess of $1,000,000)

- --------------------------------------------------------------------------------

Borrower:  Castelle                                 Lender:  Silicon Valley Bank


Commitment Amount:            $6,000,000


ACCOUNTS RECEIVABLE
         1.       Accounts Receivable Book Value as of
         2.       Additions (please explain on reverse)
         3.       TOTAL ACCOUNTS RECEIVABLE

ACCOUNTS RECEIVABLE DEDUCTIONS (without duplication)
         4.       Amounts over 90 days due
         5.       Balance of 50% over 90 day accounts
         6.       Concentration Limits
         7.       Foreign Accounts
         8.       Governmental Accounts
         9.       Contra Accounts
         10.      Promotion or Demo Accounts
         11.      Intercompany/Employee Accounts
         12.      Other (please explain on reverse)
         13.      TOTAL ACCOUNTS RECEIVABLE DEDUCTIONS
         14.      Eligible Accounts (#3 minus #13)
         15.      LOAN VALUE OF ACCOUNTS (75% of #14)

BALANCES
         16.      Maximum Loan Amount                                 $6,000,000
         17.      Total Funds Available [Lesser of #15 or 16]
         18.      Present balance owing on Line of Credit
                  (including amount under Exim Sub-Facility)
         19.      RESERVE POSITION (#17 minus #18)

The undersigned represents and warrants that the foregoing is true, complete and correct, and that the information reflected in this Borrowing Base Certificate complies with the representations and warranties set forth in the Loan and Security Agreement between the undersigned and Silicon Valley Bank.

COMMENTS:

                                                         BANK USE ONLY

________________________________________                 Rec'd By:

                                                         Auth. Signer
                                                         Date:


 By:____________________________________
    Authorized Signer                                    Verified:
                                                         Auth. Signer
                                                         Date:





                                    EXHIBIT D
                             COMPLIANCE CERTIFICATE


TO:               SILICON VALLEY BANK

FROM:             CASTELLE

     The undersigned authorized officer of Castelle hereby certifies that in accordance with the terms and conditions of the Amended and Restated Loan and Security Agreement between Borrower and Bank dated as of June 20, 1996 (the "Agreement"), (i) Borrower is in complete compliance for the period ending with all required covenants except as noted below and (ii) all representations and warranties of Borrower stated in the Agreement are true and correct in all material respects as of the date hereof. Attached herewith are the required documents supporting the above certification. The Officer further certifies that these are prepared in accordance with Generally Accepted Accounting Principles
(GAAP) and are consistently applied from one period to the next except as explained in an accompanying letter or footnotes.

     Please indicate compliance status by circling Yes/No under "Complies" column.

  Reporting Covenant                 Required                      Complies

  Quarterly financial statements     Quarterly within 50 days      Yes     No
  Annual (CPA Audited)               FYE within 95 days            Yes     No
  A/R & A/P Agings                   Monthly within 20 days        Yes     No
  A/R Audit                          Annual                        Yes     No

  Financial Covenant                 Required     Actual           Complies

  Maintain on a Quarterly Basis:
    Minimum Quick Ratio              1.25:1.00     _____:1.00      Yes     No
    Minimum Tangible Net Worth       $7,000,000   $__________      Yes     No
    Maximum Debt/Tangible Net Worth  1.50:1.00     _____:1.00      Yes     No
    Debt Service Coverage            1.75:1.0      _____:1.00      Yes     No

                                  BANK USE ONLY

                                  Received by:_________________
                                              authorized signer

                                  Date:________________________

                                  Verified:____________________
                                           authorized signer

                                  Date:________________________

                                  Compliance Status: Yes     No


Comments Regarding Exceptions:  See Attached.


Sincerely,

____________________________________________
Signature

____________________________________________
Title

____________________________________________
Date


                     DISBURSEMENT REQUEST AND AUTHORIZATION


Borrower:  Castelle                                   Bank:  Silicon Valley Bank

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


LOAN TYPE. This is a Variable Rate, Revolving Line of Credit of a principal amount up to $6,000,000.

PRIMARY PURPOSE OF LOAN.  The primary purpose of this loan is for business.

SPECIFIC PURPOSE. The specific purpose of this loan is: Short Term Working Capital.

DISBURSEMENT INSTRUCTIONS. Borrower understands that no loan proceeds will be disbursed until all of Bank's conditions for making the loan have been satisfied. Please disburse the loan proceeds as follows:

                                                                 Revolving Line

         Amount paid to Borrower directly:
         Undisbursed Funds

         Principal                                                 $6,000,000

CHARGES PAID IN CASH. Borrower has paid or will pay in cash as agreed the following charges:

         Prepaid  Finance Charges Paid in Cash:
                  $ N/A     Loan Fee
                  $         Accounts Receivables Audit

         Other Charges Paid in Cash:
                  $         UCC Search Fees
                  $         UCC Filing Fees
                  $         Patent Filing Fees
                  $         Trademark Filing Fees
                  $         Copyright Filing Fees
                  $ 1800    Outside Counsel Fees and Expenses

         Total Charges Paid in Cash

AUTOMATIC PAYMENTS. Borrower hereby authorizes Bank automatically to deduct from Borrower's account numbered the amount of any loan payment. If the funds in the account are insufficient to cover any payment, Bank shall not be obligated to advance funds to cover the payment. At any time and for any reason, Borrower or Bank may voluntarily terminate Automatic Payments.

FINANCIAL CONDITION. BY SIGNING THIS AUTHORIZATION, BORROWER REPRESENTS AND WARRANTS TO BANK THAT THE INFORMATION PROVIDED ABOVE IS TRUE AND CORRECT AND THAT THERE HAS BEEN NO MATERIAL ADVERSE CHANGE IN BORROWER'S FINANCIAL CONDITION AS DISCLOSED IN BORROWER'S MOST RECENT FINANCIAL STATEMENT TO BANK. THIS AUTHORIZATION IS DATED AS OF JUNE 20, 1996.

BORROWER:

CASTELLE

- ----------------------------

Authorized Officer




                         AGREEMENT TO PROVIDE INSURANCE


Grantor:          Castelle                      Bank:        Silicon Valley Bank

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     INSURANCE REQUIREMENTS. Castelle, Inc. ("Grantor") understands that insurance coverage is required in connection with the extending of a loan or the providing of other financial accommodations to Grantor by Bank. These requirements are set forth in the Loan Documents. The following minimum insurance coverages must be provided on the following described collateral (the "Collateral"):

     Collateral:            All Inventory, Equipment and Fixtures.
     Type:                  All risks, including fire, theft and liability.
     Amount:                Full insurable value.
     Basis:                 Replacement value.
     Endorsements:          Loss  payable  clause  to Bank with
                            stipulation  that coverage will not
                            be cancelled or diminished  without
                            a  minimum  of  twenty  (20)  days'
                            prior written notice to Bank.

     INSURANCE COMPANY. Grantor may obtain insurance from any insurance company Grantor may choose that is reasonably acceptable to Bank. Grantor understands that credit may not be denied solely because insurance was not purchased through Bank.

     FAILURE TO PROVIDE INSURANCE. Grantor agrees to deliver to Bank, on or before closing, evidence of the required insurance as provided above, with an effective date of June 20, 1996, or earlier. Grantor acknowledges and agrees that if Grantor fails to provide any required insurance or fails to continue such insurance in force, Bank may do so at Grantor's expense as provided in the Loan and Security Agreement. The cost of such insurance, at the option of Bank, shall be payable on demand or shall be added to the indebtedness as provided in the security document. GRANTOR ACKNOWLEDGES THAT IF BANK SO PURCHASES ANY SUCH INSURANCE, THE INSURANCE WILL PROVIDE LIMITED PROTECTION AGAINST PHYSICAL DAMAGE TO THE COLLATERAL, UP TO THE BALANCE OF THE LOAN; HOWEVER, GRANTOR'S EQUITY IN THE COLLATERAL MAY NOT BE INSURED. IN ADDITION, THE INSURANCE MAY NOT PROVIDE ANY PUBLIC LIABILITY OR PROPERTY DAMAGE INDEMNIFICATION AND MAY NOT MEET THE REQUIREMENTS OF ANY FINANCIAL RESPONSIBILITY LAWS.

     AUTHORIZATION. For purposes of insurance coverage on the Collateral, Grantor authorizes Bank to provide to any person (including any insurance agent or company) all information Bank deems appropriate, whether regarding the Collateral, the loan or other financial accommodations, or both.

     GRANTOR ACKNOWLEDGES HAVING READ ALL THE PROVISIONS OF THIS AGREEMENT TO PROVIDE INSURANCE AND AGREES TO ITS TERMS. THIS AGREEMENT IS DATED JUNE 20, 1996.

GRANTOR:

CASTELLE


/s/ Randall I. Bambrough
    Randall I. Bambrough
    --------------------

    Authorized Officer

================================================================================
                             INSURANCE VERIFICATION

 DATE:
                        ------------------------

 PHONE:
                        ------------------------

AGENT'S NAME:
                        ------------------------
INSURANCE COMPANY:
                        ------------------------
POLICY NUMBER:
                        ------------------------
EFFECTIVE DATES:
                        ------------------------
COMMENTS:
                        ------------------------
================================================================================







                         CORPORATE RESOLUTIONS TO BORROW


- --------------------------------------------------------------------------------

Borrower:                 Castelle

- --------------------------------------------------------------------------------

     I, the undersigned Secretary or Assistant Secretary of Castelle (the "Corporation"), HEREBY CERTIFY that the Corporation is organized and existing under and by virtue of the laws of the State of California.

     I FURTHER CERTIFY that the Articles of Incorporation and Bylaws previously delivered to Bank remain in full force and effect and have not been amended or restated.

     I FURTHER CERTIFY that at a meeting of the Directors of the Corporation (or by other duly authorized corporate action in lieu of a meeting), duly called and held, at which a quorum was present and voting, the following resolutions were adopted.

     BE IT RESOLVED, that any one (1) of the following named officers, employees, or agents of this Corporation, whose actual signatures are shown below:

         NAME                   POSITION                  ACTUAL SIGNATURE


Randall I. Bambrough     Vice President of Finance    /s/ Randall I. Bambrough
- --------------------     -------------------------    ------------------------


acting for an on behalf of this Corporation and as its act and deed be, and they hereby are, authorized and empowered:

     Borrow Money. To borrow from time to time from Silicon Valley Bank ("Bank"), on such terms as may be agreed upon between the officers, employees, or agents and Bank, such sum or sums of money as in their judgment should be borrowed, without limitation, including such sums as are specified in that certain Loan and Security Agreement dated as of June 20, 1996 (the "Loan Agreement").

     Execute Notes. To execute and deliver to Bank the promissory note or notes of the Corporation, on Lender's forms, at such rates of interest and on such terms as may be agreed upon, evidencing the sums of money so borrowed or any indebtedness of the Corporation to Bank, and also to execute and deliver to Lender one or more renewals, extensions, modifications, refinancings, consolidations, or substitutions for one or more of the notes, or any portion of the notes.

     Grant Security. To grant a security interest to Bank in the Collateral described in the Loan Agreement, which security interest shall secure all of the Corporation's Obligations, as described in the Loan Agreement.

     Negotiate Items. To draw, endorse, and discount with Bank all drafts, trade acceptances, promissory notes, or other evidences of indebtedness payable to or belonging to the Corporation or in which the Corporation may have an interest, and either to receive cash for the same or to cause such proceeds to be credited to the account of the Corporation with Bank, or to cause such other disposition of the proceeds derived therefrom as they may deem advisable.






     Issue Warrant. To issue a warrant to purchase capital stock of the Corporation.

     Further Acts. In the case of lines of credit, to designate additional or alternate individuals as being authorized to request advances thereunder, and in all cases, to do and perform such other acts and things, to pay any and all fees and costs, and to execute and deliver such other documents and agreements as they may in their discretion deem reasonably necessary or proper in order to carry into effect the provisions of these Resolutions.

     BE IT FURTHER RESOLVED, that any and all acts authorized pursuant to these resolutions and performed prior to the passage of these resolutions are hereby ratified and approved, that these Resolutions shall remain in full force and effect and Bank may rely on these Resolutions until written notice of their revocation shall have been delivered to and received by Bank. Any such notice shall not affect any of the Corporation's agreements or commitments in effect at the time notice is given.

     I FURTHER CERTIFY that the officers, employees, and agents named above are duly elected, appointed, or employed by or for the Corporation, as the case may be, and occupy the positions set forth opposite their respective names; that the foregoing Resolutions now stand of record on the books of the Corporation; and that the Resolutions are in full force and effect and have not been modified or revoked in any manner whatsoever.

     IN WITNESS WHEREOF, I have hereunto set my hand on June 20, 1996 and attest that the signatures set opposite the names listed above are their genuine signatures.


                                        CERTIFIED TO AND ATTESTED BY:


                                        /s/ Randall I. Bambrough

                                        Randall I. Bambrough
                                        ------------------------











                                    CASTELLE

                               EXPORT-IMPORT BANK


                AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT




- --------------------------------------------------------------------------------







     This AMENDED AND RESTATED EXPORT-IMPORT BANK LOAN AND SECURITY AGREEMENT (the "Exim Agreement") is entered into as of June 20, 1996, by and between SILICON VALLEY BANK ("Bank") and CASTELLE, INC. ("Borrower").


                                    RECITALS

     A. Bank and Borrower are parties to that certain Amended and Restated Loan and Security Agreement dated February 9, 1994, as amended by those certain Loan Modification Agreements dated as of March 31, 1995, August 31, 1995, September 20, 1995, February 8, 1996 and March 31, 1996 and as may have been and may be further amended (the "Original Agreement").

     B. Borrower and Bank are entering into concurrently herewith an Amended and Restated Loan and Security Agreement of even date herewith with Bank (the "Domestic Agreement"), together with related documents.

     C. Borrower and Bank desire in this Exim Agreement to set forth their agreement with respect to a working capital sub-facility to be guaranteed by Export-Import Bank of the United States and to amend and restate in its entirety without novation the Original Agreement in accordance with the provisions herein.


                                    AGREEMENT

     The parties agree as follows:

     1. DEFINITIONS AND CONSTRUCTION

     1.1 Definitions. Except as otherwise defined, terms that are capitalized in this Exim Agreement shall have the meaning assigned in the Domestic Loan Documents. As used in this Exim Agreement, the following terms shall have the following definitions:

     "Borrower Agreement" means the Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement between Borrower and Bank.

     "Borrowing Base" has the meaning set forth in Section 2.1 hereof.

     "Domestic Agreement" has the meaning set forth in recital paragraph B.

     "Domestic Loan Documents" means the Domestic Agreement and the instruments and documents executed in connection with that Agreement.

     "Eligible Foreign Inventory" means Inventory purchased or manufactured by Borrower for resale located in the United States, other than Inventory that is excluded under the Borrower Agreement and this Exim Agreement. Eligible Foreign Inventory shall not include the following:

     (a) any Inventory which is not located in the United States;

     (b) any demonstration Inventory or Inventory sold on consignment;

     (c) any Inventory consisting of proprietary software;

     (d) any Inventory which is damaged, obsolete, returned, defective, recalled or unfit for further processing;

     (e) any  Inventory  which  has been  previously  exported  from the  United
     States;

     (f) any Inventory which constitutes defense articles or defense services;

     (g) any Inventory which is to be incorporated into items destined for shipment to a country in which Exim Bank is legally prohibited from doing business;

     (h) any Inventory which is to be incorporated into items destined for shipment to a country in which Exim Bank coverage is not available for commercial reasons, except to the extent such items are sold to such country on terms of a letter of credit confirmed by a bank acceptable to Exim Bank; and

     (i) any Inventory which is to be incorporated into items whose sale would result in an ineligible Account Receivable.

     "Exim Bank" means Export-Import Bank of the United States.

     "Exim Bank Expenses" means all: reasonable costs or expenses (including reasonable attorneys' fees and expenses) incurred in connection with the preparation, negotiation, administration, and enforcement of the Loan Documents, including any costs incurred in relation to opposing or seeking to obtain relief from any stay or restructuring order prohibiting Bank from exercising its rights as a secured creditor, foreclosing upon or disposing of Collateral, or such related matters; fees that Bank pays to Exim Bank in consideration of the issuance of the Exim Guarantee; and Bank's reasonable attorneys' fees and expenses incurred in amending, enforcing or defending the Loan Documents, whether or not suit is brought.

     "Exim Committed Line" means Three Million Dollars ($3,000,000).

     "Exim Eligible Foreign Accounts" means those Accounts payable in United States Dollars that arise in the ordinary course of Borrower's business from Borrower's sale of Eligible Foreign Inventory (i) with respect to which the account debtor is not a resident of the United States; and (ii) that have been validly assigned and comply with all of Borrower's representations and warranties to Bank; and (iii) that are supported by the Exim Insurance Policy; provided, that standards of eligibility may be fixed and revised from time to time by Bank in Bank's reasonable judgment and upon notification thereof to the Borrower in accordance with the provisions hereof. Exim Eligible Foreign Accounts shall not include the following:

     (a) Accounts with a term in excess of ninety (90) days;

     (b) Accounts that the account debtor has failed to pay within sixty (60) calendar days of the original due date of the invoice unless such Accounts are insured through Exim Bank export credit insurance for comprehensive commercial and political risk, or through Exim Bank approved private insurers for comparable coverage, in which case ninety (90) calendar days shall apply;

     (c) Accounts with respect to an account debtor, fifty percent (50%) of whose Accounts the account debtor has failed to pay within ninety (90) days of the original date of invoice;

     (d) Accounts evidenced by a letter of credit until the date of shipment of the items covered by the subject letter of credit;

     (e) Accounts with respect to which the account debtor is an Affiliate of Borrower;

     (f) Accounts with respect to which the account debtor is located in a country in which Exim Bank is legally prohibited from doing business;

     (g) Accounts with respect to which the account debtor is located in a country in which Exim Bank coverage is not available for commercial reasons;

     (h) Accounts with respect to which Borrower is liable to the account debtor for goods sold or services rendered by the account debtor to Borrower, but only to the extent of Borrower's liability to such account debtor;

     (i) Accounts with respect to which the account debtor disputes liability or makes any claim with respect thereto (but only to the extent of the amount subject to such dispute or claim), or is subject to any Insolvency Proceeding, or becomes insolvent, or goes out of business;

     (j) Accounts with respect to an account debtor, including Subsidiaries and Affiliates, whose total obligations to Borrower exceed twenty-five percent (25%) of all Accounts, to the extent such obligations exceed such percentage, except as approved in writing by Bank;

     (k) Accounts generated by the sale of products purchased for military purposes;

     (l) Accounts generated by sales of Inventory which constitutes defense articles or defense services;

     (m) Accounts payable in currency other than Dollars;

     (n) Accounts which are due and owing and the collection of which must be made outside the United States;

     (o) Accounts the collection of which Bank or Exim Bank determines in its reasonable judgment to be doubtful; and

     (p) Accounts that are excluded from the Borrowing Base under the Borrower Agreement.

     "Exim Guarantee" means that certain Master Guarantee Agreement or other agreement, as amended from time to time, the terms of which are incorporated by reference into this Exim Agreement, pursuant to which Exim Bank guarantees Borrower's obligations under this Exim Agreement.

     "Exim Insurance Policy" means that certain Short Term Comprehensive Multi-Buyer Export Credit Insurance Policy No. naming Borrower the "insured".

     "Exim Loan Documents" means, collectively, this Exim Agreement, the Domestic Loan Documents, any note or notes executed by Borrower, and any other agreement entered into between Borrower and Bank in connection with this Exim Agreement, all as amended or extended from time to time.

     "Exim Maturity Date" means the earlier of (i) the Maturity Date under the Domestic Loan Documents or (ii) the date immediately preceding the first anniversary of the date hereof.

     "Original Agreement" has the meaning set forth in recital paragraph A.

     2. LOAN AND TERMS OF PAYMENT

     2.1 Revolving Advances. Subject to the terms and conditions of this Exim Agreement, Bank agrees to make Advances to Borrower in an amount not to exceed the lesser of the Exim Committed Line or the Borrowing Base. For purposes of this Exim Agreement "Borrowing Base" shall mean an amount equal to (i) ninety percent (90%) of the Exim Eligible Foreign Accounts and (ii) forty percent (40%) of Eligible Foreign Inventory.

     To evidence the Advances, Borrower shall execute and deliver to Bank on the date hereof a promissory note (the "Note") in substantially the form attached hereto as Exhibit B.

     Whenever Borrower desires an Advance, Borrower will notify Bank by facsimile transmission or telephone no later than 3:00 p.m. California time, on the Business Day that the Advance is to be made. Each such notification shall be promptly confirmed by a Payment/Advance Form in substantially the form of Exhibit C hereto. In addition to the procedure set forth in the preceding sentence, Bank is authorized to make Advances under this Exim Agreement, based upon written instructions received from a Responsible Officer or without instructions if in Bank's discretion such Advances are necessary to meet Obligations which have become due and remain unpaid. Bank will credit the amount of Advances made under this Section 2.1 to Borrower's deposit account. Amounts borrowed pursuant to this Section 2.1 may be repaid and re-borrowed at any time during the term of this Exim Agreement so long as no Event of Default has occurred and is continuing.

     2.2 Overadvances. If, at any time or for any reason, the amount of Obligations pursuant to this Exim Agreement owed by Borrower to Bank pursuant to
Section 2.1 of this Exim Agreement is greater than the lesser of (i) the Borrowing Base or (ii) the Exim Committed Line, at the option of Bank, (i) Borrower shall immediately pay to Bank, in cash, the amount of such excess, or
(ii) Borrower shall furnish additional collateral to Bank in form and amount satisfactory to Bank and Exim Bank.

     2.3 Interest Rates, Payments, and Calculations.

     (a) Interest Rate. Except as specified to the contrary in any Loan Document, the Obligations under this Exim Agreement shall bear interest, on the average Daily Balance, at a rate equal to the Prime Rate.

     (b) Default Rate. All Obligations shall bear interest, from and after the occurrence of an Event of Default, at a rate equal to five (5) percentage points above the rate that applied immediately prior to the occurrence of the Event of Default.

     (c) Payments. Interest hereunder shall be due and payable on the nineteenth Business Day of each calendar month during the term hereof. Bank shall, at its option, charge such interest, all Exim Bank Expenses, and all Periodic Payments against Borrower's deposit account or against the Exim Committed Line, in which case those amounts shall thereafter accrue interest at the rate then applicable hereunder. Any interest not paid when due shall be compounded by becoming a part of the Obligations, and such interest shall thereafter accrue interest at the rate then applicable hereunder.

     (d) Computation. In the event the Prime Rate is changed from time to time hereafter, the applicable rate of interest hereunder shall be increased or decreased contemporaneously with such change by an amount equal to such change in the Prime Rate. All interest chargeable under the Exim Loan Documents shall be computed on the basis of a three hundred sixty (360) day year for the actual number of days elapsed.

     2.4 Crediting Payments. The receipt by Bank of any wire transfer of funds, check, or other item of payment shall be immediately applied to conditionally reduce Obligations, but shall not be considered a payment on account unless such wire transfer is of immediately available federal funds and is made to the appropriate deposit account of Bank or unless and until such check or other item of payment is honored when presented for payment. Notwithstanding anything to the contrary contained herein, any payment (other than a wire transfer of immediately available funds) received by Bank after 12:00 noon California time shall be deemed to have been received by Bank as of the opening of business on the immediately following Business Day.

     2.5 Fees. Borrower shall pay to Bank the following fees:

     (a) Financial Examination and Appraisal Fees. Bank's reasonable fees and reasonable out-of-pocket expenses for Bank's initial audit of Borrower's Accounts and Inventory, and for each subsequent appraisal of Collateral and financial analysis and examination of Borrower performed from time to time by Bank or its agents;

     (b) Exim Fee. A facility fee equal to One and One Half Percent (1 1/2%) of the Exim Committed Line, which fee shall be due and fully earned upon Bank's receipt of the Exim Guarantee;

     (c) Exim Bank Expenses. On the Closing Date, Exim Bank Expenses incurred through the Closing Date and, after the Closing Date, all Exim Bank Expenses as they become due.

     2.6 Increased Costs. In case any law, regulation, treaty or official directive or the interpretation or application thereof by any court or any governmental authority charged with the administration thereof or the compliance with any guideline or request of any central bank or other governmental authority (whether or not having the force of law):

     (a) subjects Bank to any tax with respect to payments of principal or interest or any other amounts payable hereunder by Borrower or otherwise with respect to the transactions contemplated hereby (except for taxes on the overall net income of Bank imposed by the United States of America or any political subdivision thereof); or

     (b) imposes, modifies or deems applicable any deposit insurance, reserve, special deposit or similar requirement against assets held by, or deposits in or for the account of, or loans by, Bank; or

     (c) imposes upon Bank any other condition with respect to their performance under this Exim Agreement,

and the result of any of the foregoing is to increase the cost to Bank, reduce the income receivable by Bank or impose any expense upon Bank with respect to any loans, Bank shall notify Borrower thereof. Borrower agrees to pay to Bank the amount of such increase in cost, reduction in income or additional expense as and when such cost, reduction or expense is incurred or determined, upon presentation all in reasonable detail by Bank of a statement in the amount and setting forth Bank's calculation thereof, which statement shall be deemed true and correct absent manifest error; provided, however, that the Borrower shall not be liable for any such amount attributable to any period prior to 180 day prior to the date of such certificate.

     2.7 Term. Subject to Section 13.6, this Exim Agreement shall become effective once duly executed and authorized by Borrower and Bank and shall continue in full force and effect for a term ending on the Exim Maturity Date, on which date all Obligations shall become immediately due and payable. Notwithstanding the foregoing, Bank shall have the right to terminate this Exim Agreement immediately and without notice upon the occurrence of an Event of Default and Borrower shall have the right to terminate this Exim Agreement immediately upon payment in full of its Obligations then outstanding hereunder. Notwithstanding any termination of this Exim Agreement, all of Bank's security interest in all of the Collateral and all of the terms and provisions of this Exim Agreement shall continue in full force and effect until all Obligations (excluding Obligations under Sections 2.6 and 10.3 to the extent they remain inchoate at the time outstanding payment Obligations are paid in full) have been paid and performed in full, and no termination shall impair any right or remedy of Bank, nor shall any such termination relieve Borrower of any Obligation to Bank until all of the Obligations have been paid and performed in full.

     2.8 Use of Proceeds. Borrower will use the proceeds of Advances only for the purposes specified in the Borrower Agreement. Borrower shall not use the proceeds of the Advances for any purpose prohibited by the Borrower Agreement.

     3. CONDITIONS OF LOANS

     3.1 Conditions Precedent to Initial Advance. The obligation of Bank to make the initial Advance is subject to the condition precedent that Bank shall have received, in form and substance satisfactory to Bank, the following:

     (a) this Exim Agreement, the Borrower Agreement and the Note, each duly executed by Borrower;

     (b) a certificate of the secretary of Borrower with respect to incumbency and resolutions authorizing the execution and delivery of this Exim Agreement;

     (c) the Exim Guarantee;

     (d) payment of the fees and Exim Bank  Expenses  then due and  specified in
     Section 2.5 hereof;

     (e) documents and agreements as specified in Section 3.1 of the Domestic Agreement; and

     (f) such other documents, and completion of such other matters, as Bank may deem reasonably necessary or appropriate.

     3.2 Conditions Precedent to all Advances. The obligation of Bank to make each Advance, including the initial Advance, is further subject to the following conditions:

     (a)  timely  receipt by Bank of the  Payment/Advance  Form as  provided  in
     Section 2.1;

     (b) timely receipt by Bank of a copy of the executed firm written export purchase order relating to the requested Advance, the payment terms of which shall be acceptable to Bank;

     (c) timely receipt by Bank of an Export Order and Borrowing Base Certificate as defined in the Borrower Agreement;

     (d) the Exim Guarantee shall be in full force and effect; and

     (e) the representations and warranties contained in Section 5 hereof shall be true and accurate in all material respects on and as of the date of such Payment/Advance Form and on the effective date of each Advance as though made at and as of each such date (except to the extent they relate specifically to an earlier date, in which case such representations and warranties shall continue to have been true and accurate as of such date), and no Potential Event of Default or Event of Default shall have occurred and be continuing, or would result from such Advance.

     The making of each Advance shall be deemed to be a representation and warranty by Borrower on the date of such Advance as to the accuracy of the facts referred to in subsection (e) of this Section 3.2.

     4. CREATION OF SECURITY INTEREST

     4.1 Grant of Security Interest. Borrower hereby grants to Bank a continuing security interest in all presently existing and hereafter acquired or arising Collateral in order to secure prompt repayment of any and all Obligations and in order to secure prompt performance by Borrower of each of its covenants and duties under the Exim Loan Documents.

     4.2 Delivery of Additional Documentation Required. Borrower shall from time to time execute and deliver to Bank, at the request of Bank, all financing statements and other documents that Bank may reasonably request, in form satisfactory to Bank, to perfect and continue perfected Bank's security interests in the Collateral and in order to fully consummate all of the transactions contemplated under the Exim Loan Documents.

     4.3 Power of Attorney. Effective only upon the occurrence and during the continuance of an Event of Default, Borrower hereby irrevocably appoints Bank (and any of Bank's designated officers, or employees) as Borrower's true and lawful attorney, with power to: (a) send requests for verification of Accounts;
(b) endorse Borrower's name on any checks or other forms of payment or security that may come into Bank's possession; (c) sign the name of Borrower on any of the documents described in Section 4.2 (regardless of whether an Event of Default has occurred); (d) sign Borrower's name on any invoice or bill of lading relating to any Account, drafts against account debtors, schedules and assignments of Accounts, verifications of Accounts, and notices to account debtors; (e) make, settle, and adjust all claims under and decisions with respect to Borrower's policies of insurance; and (f) settle and adjust disputes and claims respecting the accounts directly with account debtors, for amounts and upon terms which Bank determines to be reasonable. The appointment of Bank as Borrower's attorney-in-fact, and each of Bank's rights and powers, being coupled with an interest, is irrevocable until all of the Obligations have been fully repaid and Bank's obligation to provide Advances hereunder is terminated.

     4.4 Right to Inspect. Each of Bank and Exim Bank (through any of their respective officers, employees, or agents) shall have the right, upon reasonable prior notice, from time to time during Borrower's usual business hours, to inspect Borrower's Books, facilities and activities, and to check, test, and appraise the Collateral in order to verify Borrower's financial condition or the amount, condition of, or any other matter relating to, the Collateral. Bank shall conduct semi-annual accounts receivable audits and physical inspections of the Inventory, the results of which audits shall be satisfactory to Bank. Borrower will cause its officers and employees to give their full cooperation and assistance in connection therewith.

     5. REPRESENTATIONS AND WARRANTIES

     Borrower represents, warrants and covenants as follows:

     5.1 Domestic Loan Documents. The representations and warranties contained in the Domestic Loan Documents are true and correct.

     6. AFFIRMATIVE COVENANTS

     Borrower   covenants  and  agrees  that,  until  payment  in  full  of  the
Obligations, Borrower shall do all of the following:

     6.1 Domestic Loan Documents. Borrower shall comply in all respects with the provisions of the Domestic Loan Documents.

     6.2 Terms of Sale. Borrower shall cause all sales of products upon which Advances are based either to be (i) supported by one or more irrevocable letters of credit in an amount and of a tenor, naming a beneficiary and issued by a financial institution acceptable to Bank or (ii) on open account to creditworthy buyers that have been preapproved in writing by Bank and Exim Bank.

     6.3 Borrower Agreement. Borrower shall comply with all of the terms of the Borrower Agreement. In the event of any conflict or inconsistency between any provision contained in the Borrower Agreement with any provision contained in this Exim Agreement, the more strict provision, with respect to Borrower, shall control.

     6.4 Notice in Event of Filing of Action for Debtor's Relief. Borrower shall notify Bank in writing within five (5) days of the occurrence of any of the following: (1) Borrower begins or consents in any manner to any proceeding or arrangement for its liquidation in whole or in part or to any other proceeding or arrangement whereby any of its assets are subject generally to the payment of its liabilities or whereby any receiver, trustee, liquidator or the like is appointed for it or any substantial part of its assets (including without limitation the filing by Borrower of a petition for appointment as a debtor-in-possession under Title 11 of the U.S. Code); (2) Borrower fails to obtain the dismissal or stay on appeal within thirty (30) calendar days of the commencement of any proceeding arrangement referred to in (1) above; (3) Borrower begins any other procedure for the relief of financially distressed or insolvent debtors, or such procedure has been commenced against it, whether voluntarily or involuntarily, and such procedure has not been effectively terminated, dismissed or stayed within thirty (30) calendar days after the commencement thereof, or (4) Borrower begins any procedure for its dissolution, or a procedure therefor has been commenced against it.

     6.5 Payment in Dollars. Borrower shall require payment in United States Dollars for the products, unless Exim Bank otherwise agrees in writing.

     6.6 Further Assurances. At any time and from time to time Borrower shall execute and deliver such further instruments and take such further action as may reasonably be requested by Bank to effect the purposes of this Exim Agreement.

     7. NEGATIVE COVENANTS

     Borrower covenants and agrees that, without the prior written consent of the Bank, which Bank may grant or withhold in its sole discretion, so long as any credit hereunder shall be available and until payment in full of the Obligations, Borrower will not do any of the following, or enter into any agreement to do any of the following:

     7.1 Domestic Loan Documents. Violate or otherwise fail to comply with any provision of the Domestic Loan Documents.

     7.2 Loans to Shareholders or Affiliates. Without Exim Bank's prior written consent, make any loans to any shareholder or entity affiliated with Borrower. As used in this Section 7.2, the term "loan" does not include salary, rent paid to an affiliated entity owned by the shareholders, or to other expenses incurred in the ordinary course of Borrower's business.

     7.3 Borrower Agreement. Violate or otherwise fail to comply with any provision of the Borrower Agreement.

     7.4 Exim Guarantee. Take any action, or permit any action to be taken, that causes or, with the passage of time, could reasonably be expected to cause, the Exim Guarantee to cease to be in full force and effect.

     8. EVENTS OF DEFAULT

     Any one or more of the following events shall constitute an Event of Default by Borrower under this Exim Agreement:

     8.1 Payment Default. If Borrower fails to pay the principal of, or any interest on, any Advances when due and payable; or fails to pay any portion of any other Obligations not constituting such principal or interest, including without limitation Exim Bank Expenses (or any interest but for the provisions of the United States Bankruptcy Code, would have occurred on any accounts), within thirty (30) days of receipt by Borrower of an invoice therefor;

     8.2 Covenant Default; Cross Default. If Borrower fails or neglects to perform, keep, or observe any material term, provision, condition, covenant, or agreement contained in this Exim Agreement, in any of the Domestic Loan
Documents, the Borrower Agreement or the Exim Loan Documents, or an Event of Default occurs under any of the Domestic Loan Documents or the Borrower Agreement; or

     8.3 Exim Guarantee. If the Exim Guarantee ceases for any reason to be in full force and effect, or if the Exim Bank declares the Exim Guarantee void or revokes or purports to revoke any obligations under the Exim Guarantee.

     9. BANK'S RIGHTS AND REMEDIES

     9.1 Rights and Remedies. Upon the occurrence of an Event of Default, Bank may, at is election, without notice and without demand, do any one or more of the following:

     (a) Declare all Obligations, whether evidenced by this Exim Agreement, by any of the other Exim Loan Documents, or otherwise, immediately due and payable;

     (b) Cease advancing money or extending credit to or for the benefit of Borrower under this Exim Agreement or under any other agreement between Borrower and Bank;

     (c) Settle or adjust disputes and claims directly with account debtors for amounts, upon terms and in whatever order that Bank reasonably considers advisable;

     (d) Notify customers of Borrower or other third parties to pay any amounts owing to Borrower directly to Bank;

     (e) Without notice to or demand upon Borrower, make such payments and do such acts as Bank considers necessary or reasonable to protect its security interest in the Collateral. Borrower agrees to assemble the Collateral if Bank so requires, and to make the Collateral available to Bank as Bank may designate. Borrower authorizes Bank to enter the premises where the Collateral is located, to take and maintain possession of the Collateral, or any part of it, and to pay, purchase, contest, or compromise any encumbrance, charge, or lien which in Bank's determination appears to be prior or superior to its security interest and to pay all expenses incurred in connection therewith. With respect to any of Borrower's owned premises, Borrower hereby grants Bank a license to enter into possession of such premises and to occupy the same, without charge, for up to one hundred twenty (120) days in order to exercise any of Bank's rights or remedies provided herein, at law, in equity, or otherwise;

     (f) Set off and apply to the Obligations any and all (i) balances and deposits of Borrower held by Bank, or (ii) indebtedness at any time owing to or for the credit or the account of Borrower held by Bank;

     (g) Ship, reclaim, recover, store, finish, maintain, repair, prepare for sale, advertise for sale, and sell (in the manner provided for herein) the Collateral. Bank is hereby granted a license or other right, solely pursuant to the provisions of this section 9.1, to use, without charge, Borrower's labels, patents, copyrights, rights of use of any name, trade secrets, trade names, trademarks, service marks, and advertising matter, or any property of a similar nature, as it pertains to the Collateral, in completing production of, advertising for sale, and selling any Collateral and, in connection with Bank's exercise of its rights under this section 9.1, Borrower's rights under all licenses and all franchise agreements shall inure to Bank's benefit;

     (h) Sell the Collateral at either a public or private sale, or both, by way of one or more contracts or transactions, for cash or on terms, in such manner and at such places (including Borrower's premises) as Bank determines is commercially reasonable;

     (i) Bank may credit bid and purchase at any public sale; and

     (j) Any deficiency that exists after disposition of the Collateral as provided above will be paid immediately by Borrower.

     9.2 Exim Direction. Upon the occurrence of an Event of Default, Exim Bank shall have a right to: (i) direct Bank to exercise the remedies specified in section 9.1 and (ii) request that Bank accelerate the maturity of any other loans to Borrower as to which Bank has a right to accelerate.

     9.3 Exim Notification. Bank shall have the right to immediately notify Exim Bank in writing if it has knowledge of the occurrence of any of the following events: (1) any failure to pay any amount due under this Loan Exim Agreement or the Note; (2) the Borrowing Base is less than the sum of outstanding Advances hereunder; (3) any failure to pay when due any amount payable to Bank by the Borrower under any loan(s) extended by Bank to Borrower; (4) the filing of an action for debtor's relief by, against, or on behalf of Borrower; or (5) any threatened or pending material litigation against Borrower, or any material dispute involving Borrower.

     In the event that it sends such a notification to Exim Bank, Bank shall have the right to thereafter send Exim Bank a written report on the status of the events covered by said notification on each Business Day which occurs every thirty (30) calendar days after the date of said notification, until such time as Bank files a claim with Exim Bank or said default or other events have been cured. Bank shall not have any obligation to make any Advances following said notification to Exim Bank, unless Exim Bank gives its written approval thereto. If directed to do so by Exim Bank, Bank shall have a right promptly to exercise any rights it may have against Borrower to demand the immediate repayment of all amounts outstanding under the Exim Loan Documents.

     9.4 Remedies Cumulative. Bank's rights and remedies under this Exim Agreement, the Exim Loan Documents, the Domestic Loan Documents and all other agreements shall be cumulative. Bank shall have all other rights and remedies not inconsistent herewith as provided under the Code, by law, or in equity. No exercise by Bank of one right or remedy shall be deemed an election, and no waiver by Bank of any Event of Default on Borrower's part shall be deemed a continuing waiver. No delay by Bank shall constitute a waiver, election, or acquiescence by it.

     10. WAIVERS; INDEMNIFICATION

     10.1 Demand; Protest. Borrower waives demand, protest, notice of protest, notice of dishonor, notice of payment and nonpayment, notice of any default, nonpayment at maturity, release, compromise, settlement, extension, or renewal of accounts, documents, instruments, chattel paper, and guarantees at any time held by Bank on which Borrower may in any way be liable.

     10.2 Bank's Liability for Inventory. So long as Bank complies with its obligations, if any, under Section 9207 of the Code, Bank shall not in any way or manner be liable or responsible for: (a) the safekeeping of the Collateral;
(b) any loss or damage thereto occurring or arising in any manner or fashion from any cause; (c) any diminution in the value thereof; or (d) any act or default of any carrier, warehouseman, bailee, forwarding agency, or other person whomsoever. All risk of loss, damage or destruction of the Collateral shall be borne by Borrower.

     10.3 Indemnification. Borrower agrees to defend, indemnify and hold harmless Bank and its officers, employees, and agents against: (a) all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with the transactions contemplated by this Exim Agreement, and (b) all losses or Exim Bank Expenses in any way suffered, incurred, or paid by Bank as a result of or in any way arising out of, following, or consequential to transactions between Bank and Borrower whether under this Exim Agreement, or otherwise (including without limitation reasonable attorneys fees and expenses), except for losses caused by Bank's gross negligence or willful misconduct.

     11. NOTICES

     Unless otherwise provided in this Exim Agreement, all notices or demands by any party relating to this Exim Agreement or any other agreement entered into in connection herewith shall be in writing and (except for financial statements and other informational documents which may be sent by first-class mail, postage prepaid) shall be personally delivered or sent by certified mail, postage prepaid, return receipt requested, or by telefacsimile to Borrower or to Bank, as the case may be, at the address set forth in the Domestic Loan Documents. The parties hereto may change the address at which they are to receive notices hereunder, by notice in writing in the foregoing manner given to the other.

     12. CHOICE OF LAW AND VENUE; JURY TRIAL WAIVER

     This Exim Agreement shall be governed by, and construed in accordance with, the internal laws of the State of California, without regard to principles of conflicts of law. Each of Borrower and Bank hereby submits to the exclusive jurisdiction of the state and Federal courts located in the County of Santa Clara, State of California. BORROWER AND BANK HEREBY WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF ANY OF THE EXIM LOAN DOCUMENTS OR ANY OF THE TRANSACTIONS CONTEMPLATED THEREIN, INCLUDING CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW OR STATUTORY CLAIMS.

     13. GENERAL PROVISIONS

     13.1 Successors and Assigns. This Exim Agreement shall bind and inure to the benefit of the respective successors and permitted assigns of each of the parties; provided, however, that neither this Exim Agreement nor any rights hereunder may be assigned by Borrower without Bank's prior written consent, which consent may be granted or withheld in Bank's sole discretion. Bank shall have the right without the consent of or notice to Borrower to sell, transfer, negotiate, or grant participations in all or any part of, or any interest in Bank's rights and benefits hereunder.

     13.2 Time of Essence. Time is of the essence for the performance of all obligations set forth in this Exim Agreement.

     13.3 Severability of Provisions. Each provision of this Exim Agreement shall be severable from every other provision of this Exim Agreement for the purpose of determining the legal enforceability of any specific provision.

     13.4 Amendments in Writing. This Exim Agreement cannot be changed or terminated orally. Without the prior written consent of Exim Bank, no material amendment of or deviation from the terms of this Exim Agreement or the Note shall be made that would adversely affect the interests of Exim Bank under the Exim Guarantee, including without limitation the rescheduling of any payment terms provided for in this Exim Agreement. All prior agreements, understandings, representations, warranties, and negotiations between the parties hereto with respect to the subject matter of this Exim Agreement, if any, are merged into this Exim Agreement, provided that any UCC-1 financing statements, or amendments thereto, or filings with respect to Borrower's intellectual property, filed by Bank to secure the Obligations of Borrower shall remain in full force and effect.

     13.5 Counterparts. This Exim Agreement may be executed in any number of counterparts and by different parties on separate counterparts, each of which, when executed and delivered, shall be deemed to be an original, and all of which, when taken together, shall constitute but one and the same Exim Agreement.

     13.6 Survival. All covenants, representations and warranties made in this Exim Agreement shall continue in full force and effect so long as any Obligations (excluding Obligations under Sections 2.6 and 10.3 to the extent they remain inchoate at the time that outstanding payment Obligations are paid in full) remain outstanding. The obligations of Borrower to indemnify Bank with respect to the expenses, damages, losses, costs and liabilities described in
Section 10.3 shall survive until all applicable statute of limitations periods with respect to actions that may be brought against Bank have run.

     13.7 Effect of Amendment and Restatement. This Exim Agreement is intended to and does completely amend and restate, without novation, the Original
Agreement. All advances or loans outstanding under the Original Agreement are and shall continue to be outstanding under this Exim Agreement. All security interests granted under the Original Agreement are hereby confirmed and ratified and shall continue to secure all Obligations under this Exim Agreement.

     13.8 Confidentiality. In handling any confidential information Bank shall exercise the same degree of care that it exercises with respect to its own proprietary information of the same types to maintain the confidentiality of any non-public information thereby received or received pursuant to this Exim Agreement except that disclosure of such information may be made (i) to the subsidiaries or affiliates of Bank in connection with their present or prospective business relations with Borrower, (ii) to prospective transferees or purchasers of any interest in the Loans, provided that they have entered into a comparable confidentiality agreement in favor of Borrower and have delivered a copy to Borrower, (iii) as required by law, regulations, rule or order, subpoena, judicial order or similar order and (iv) as may be required in connection with the examination, audit or similar investigation of Bank. Confidential information hereunder shall not include information that either:
(a) is in the public domain or in the knowledge or possession of Bank when disclosed to Bank, or becomes part of the public domain after disclosure to Bank through no fault of Bank; or (b) is disclosed to the Bank by a third party, provided the Bank does not have actual knowledge that such third party is prohibited from disclosing such information. Notwithstanding any provision of this Exim Agreement to the contrary, neither Borrower nor any of its
Subsidiaries will be required to disclose, permit the inspection, examination, copying or making extracts of, or discussions of, any document, information or other matter that (i) prior to the occurrence of an Event of Default constitutes non-financial trade secrets, or (ii) in respect to which disclosure to the Banks (or designated representative) is then prohibited by (a) law, or (b) an agreement binding upon Borrower or any Subsidiary that was not entered into by Borrower or such Subsidiary for the primary purpose of concealing information from Banks.

     IN WITNESS WHEREOF, the parties hereto have caused this Exim Agreement to be executed as of the date first above written.

                                 CASTELLE


                                 By:     /s/ Randall I. Bambrough

                                 Randall I. Bambrough

                                 Title:  Vice President of Finance



                                 SILICON VALLEY BANK


                                 By:    /s/ Peter A. Kidder

                                 Peter Kidder

                                 Title:   Vice President






                                    EXHIBIT A


     The Collateral shall consist of all right, title and interest of Borrower in and to the following:

     (a) All goods and equipment now owned or hereafter acquired, including, without limitation, all machinery, fixtures, vehicles (including motor vehicles and trailers), and any interest in any of the foregoing, and all attachments, accessories, accessions, replacements, substitutions, additions, and improvements to any of the foregoing, wherever located;

     (b) All inventory, now owned or hereafter acquired, including, without limitation, all merchandise, raw materials, parts, supplies, packing and shipping materials, work in process and finished products including such inventory as is temporarily out of Borrower's custody or possession or in transit and including any returns upon any accounts or other proceeds, including insurance proceeds, resulting from the sale or disposition of any of the foregoing and any documents of title representing any of the above, and Borrower's Books relating to any of the foregoing;

     (c) All contract rights and general intangibles now owned or hereafter acquired, including, without limitation, goodwill, trademarks, service marks, trade styles, trade names, patents, patent applications, leases, license agreements, franchise agreements, blueprints, drawings, purchase orders, customer lists, route lists, infringements, claims, computer programs, computer discs, computer tapes, literature, reports, catalogs, design rights, income tax refunds, payments of insurance and rights to payment of any kind;

     (d) All now existing and hereafter arising accounts, contract rights, royalties, license rights and all other forms of obligations owing to Borrower arising out of the sale or lease of goods, the licensing of technology or the rendering of services by Borrower, whether or not earned by performance, and any and all credit insurance, guaranties, and other security therefor, as well as all merchandise returned to or reclaimed by Borrower and Borrower's Books relating to any of the foregoing;

     (e) All documents, cash, deposit accounts, securities (other than securities of foreign Subsidiaries), letters of credit, certificates of deposit, instruments and chattel paper now owned or hereafter acquired and Borrower's Books relating to the foregoing;

     (f) All copyright rights, copyright applications, copyright registrations and like protections in each work of authorship and derivative work thereof, whether published or unpublished, now owned or hereafter acquired; all trade secret rights, including all rights to unpatented inventions, know-how, operating manuals, license rights and agreements and confidential information, now owned or hereafter acquired; all mask work or similar rights available for the protection of semiconductor chips, now owned or hereafter acquired; all claims for damages by way of any past, present and future infringement of any of the foregoing; and

     (g) Any and all claims, rights and interests in any of the above and all substitutions for, additions and accessions to and proceeds thereof.








                                    EXHIBIT B
                            Revolving Promissory Note
                              (Export-Import Line)
$3,000,000                                                 Palo Alto, California
                                                                   June 20, 1996

     FOR VALUE RECEIVED, the undersigned, Castelle (the "Borrower"), promises to pay to the order of Silicon Valley Bank ("Bank"), at such place as the holder hereof may designate, in lawful money of the United States of America, the aggregate unpaid principal amount of all advances ("Advances") made by Bank to Borrower under the terms of this Note, up to a maximum principal amount of Three Million Dollars ($3,000,000). Borrower shall also pay interest on the aggregate unpaid principal amount of such Advances at the rates and in accordance with the terms of the Export-Import Bank Loan and Security Agreement between Borrower and Bank of even date herewith, as amended from time to time (the "Loan Agreement") on the last Business Day of each month after an Advance has been made. The entire principal amount and all accrued interest shall be due and payable on June 16, 1997, or on such earlier date, as provided for in the Loan Agreement.

     Borrower irrevocably waives the right to direct the application of any and all payments at any time hereafter received by Bank from or on behalf of Borrower, and Borrower irrevocably agrees that Bank shall have the continuing exclusive right to apply any and all such payments against the then due and owing obligations of Borrower as Bank may deem advisable. In the absence of a specific determination by Bank with respect thereto, all payments shall be applied in the following order: (a) then due and payable fees and expenses; (b) then due and payable interest payments and mandatory prepayments; and (c) then due and payable principal payments and optional prepayments.

     Bank is hereby authorized by Borrower to endorse on Bank's books and records each Advance made by Bank under this Note and the amount of each payment or prepayment of principal of each such Advance received by Bank; it being understood, however, that failure to make any such endorsement (or any errors in notation) shall not affect the obligations of Borrower with respect to Advances made hereunder, and payments of principal by Borrower shall be credited to Borrower notwithstanding the failure to make a notation (or any errors in notation) thereof on such books and records.

     Borrower promises to pay Bank all reasonable costs and reasonable expenses of collection of this Note and to pay all reasonable attorneys' fees incurred in such collection or in any suit or action to collect this Note or in any appeal thereof. Borrower waives presentment, demand, protest, notice of protest, notice of dishonor, notice of nonpayment, and any and all other notices and demands in connection with the delivery, acceptance, performance, default or enforcement of this Note, as well as any applicable statute of limitations. No delay by Bank in exercising any power or right hereunder shall operate as a waiver of any power or right. Time is of the essence as to all obligations hereunder.

     This Note is issued pursuant to the Loan Agreement, which shall govern the rights and obligations of Borrower with respect to all obligations hereunder.

     This Note shall be deemed to be made under, and shall be construed in accordance with and governed by, the laws of the State of California, excluding conflicts of laws principles.

                                       CASTELLE


                                       By:    /s/ Randall I. Bambrough
                                              ------------------------
                                       Randall I. Bambrough

                                       Title: Vice President of Finance
                                              -------------------------









                                    EXHIBIT C

                   LOAN PAYMENT/ADVANCE TELEPHONE REQUEST FORM

              DEADLINE FOR SAME DAY PROCESSING IS 3:00 P.M., P.S.T.


TO:  CENTRAL CLIENT SERVICE DIVISION               DATE:
                                                        ------------------------


FAX#:  (408) 432-3249                              TIME:
                                                       -------------------------



FROM: Castelle
      CLIENT NAME (BORROWER)

REQUESTED BY:
             AUTHORIZED SIGNER'S NAME

AUTHORIZED SIGNATURE:

PHONE NUMBER:

FROM ACCOUNT #                                        TO ACCOUNT #


REQUESTED TRANSACTION TYPE                            REQUEST DOLLAR AMOUNT

PRINCIPAL INCREASE (ADVANCE)
PRINCIPAL PAYMENT (ONLY)
INTEREST PAYMENT (ONLY)
PRINCIPAL AND INTEREST (PAYMENT)

OTHER INSTRUCTIONS:


     All representations and warranties of Borrower stated in the Loan Agreement are true, correct and complete in all material respects as of the date of the telephone request for and Advance confirmed by this Borrowing Certificate; provided, however, that those representations and warranties expressly referring to another date shall be true, correct and complete in all material respects as of such date.




                                  BANK USE ONLY

TELEPHONE REQUEST:

The following person is authorized to request the loan payment transfer/loan advance on the advance designated account and is known to me.


                  Authorized Requester        Phone #


                  Received By (Bank)          Phone #


                  __________________________
                  Authorized Signature (Bank)










                                    Exhibit D

                           BORROWING BASE CERTIFICATE
                               COLLATERAL SCHEDULE
                          (FOREIGN A/R LINE OF CREDIT)
- --------------------------------------------------------------------------------

Borrower:   Castelle                         Lender:      Silicon Valley Bank
            3255-3 Scott Boulevard                        3003 Tasman Drive
            Santa Clara, CA  95054                        Santa Clara, CA  95054

Commitment Amount:            $3,000,000
- --------------------------------------------------------------------------------
FOREIGN ACCOUNTS RECEIVABLE FROM EXPORT ACTIVITIES

         1.       Foreign Accounts Receivable Book Value as of
         2.       Additions (please explain on reverse)
         3.       TOTAL FOREIGN ACCOUNTS RECEIVABLE

ACCOUNTS RECEIVABLE DEDUCTIONS

         4.       Term in excess of 90 days
         5.       Amounts over 90 days (unless insured, then 90 days)
         6.       Balance of 50% over 90 day accounts
         7.       Excess 25% concentration
         8.       Credit Balances over 120 days
         9. Accounts not payable in the U.S. Dollars or payable in other than U.S. Dollars
         10.      Government and Military Accounts
         11.      Contra Accounts
         12.      Promotion, Demo or Consignment Accounts
         13.      Intercompany/Employee and Affiliate Accounts
         14.      Accounts in the form of L/Cs, if subject items
                  have not yet been shipped by Borrower
         15.      Accounts arising from Inventory not originally
                  located in and shipped from the U.S.
         16.      Accounts arising from the sale of defense articles or items
         17. Accounts of buyers located in or from countries in which shipment is prohibited or no coverage available
         18.      Amounts due and collectable outside U.S.
         19.      Other exclusions
         20.      TOTAL ACCOUNTS RECEIVABLE DEDUCTIONS
         21.      Eligible Accounts (No. 3 - No. 20)
         22.      Loan Value of Accounts (90%-Advance)

FOREIGN INVENTORY

         23.      Foreign Inventory Value as of _________
         24.      Additions (please explain on reverse)
         25.      TOTAL FOREIGN INVENTORY

FOREIGN INVENTORY DEDUCTIONS

         26.      Outside U.S.
         27.      Consignment
         28.      Proprietary Software
         29.      Damaged/Defective
         30.      Previously Exported
         31.      Defense Articles/Services
         32.      Prohibited County
         33.      No Coverage County
         34.      Ineligible A/R
         35.      TOTAL DEDUCTIONS
         36.      Eligible Inventory (No. 23 - No. 35)
         37.      Loan Value of Inventory (40% - No. 35)

BALANCES
         38.      Maximum Loan Amount
         39.      Total Available (Lesser of (No. 22 plus No. 37)
         40.      Present balance owing on Line of Credit
         41.      Outstanding under Sublimits
         42.      RESERVE POSITION (No. 39 - (No. 40 + No. 41))

The undersigned represents and warrants that the foregoing is true, complete and correct, and that the information reflected in this Collateral Schedule complies with the representations and warranties set forth in the Borrower Agreement, executed by Borrower and acknowledged by Lender, and the Export-Import Bank Amended and Restated Loan and Security Agreement, executed by Borrower and acknowledged by Lender dated June 20, 1996, as may be amended from time to time, as if all representations and warranties were made as of the date hereof, and that Borrower is, and shall remain, in full compliance with its agreements, covenants, and obligations under such agreement. Such representations and warranties include, without limitation, the following: Borrower is using disbursements only for the purpose of enabling Borrower to finance the cost of manufacturing, producing, purchasing or selling items intended for export. Borrower is not using disbursements for the purpose of: (a) servicing any of Borrower's unrelated pre-existing or future indebtedness; (b) acquiring fixed assets or capital goods for the use of Borrower's business; (c) acquiring, equipping, equipping or renting commercial space outside the United States; (d) supporting research and development, (e) paying salaries of non-U.S. citizens or non-U.S. permanent residents who are located in the offices of the United States, or (f) serving as a retainage or warranty bond. Additionally, disbursements are not being used to finance the manufacture, purchase or sale of any of the following: (a) Items to be sold to a buyer located in a country in which the Export Import Bank of the United States is legally prohibited from doing business; (b) that part of the cost of the items which is not U.S. Content unless such part is not greater than fifty percent (50%) of the cost of the items and is incorporated into the items in the United States; (c) defense articles or defense services or items directly or indirectly destined for use by military organizations designed primarily for military use (regardless of the nature or actual use of the items); or (d) any items to be used in the construction, alteration, operation or maintenance of nuclear power, enrichment, reprocessing, research or heavy water production facilities.

Sincerely,

Castelle


By:
Name:
         Chief Financial Officer
Date:


                                                         BANK USE ONLY

                                                         Received by:

                                                         Date:

                                                         Verified By:




                            Revolving Promissory Note

$3,000,000                                                 Palo Alto, California
                                                           June 20, 1996

     FOR VALUE RECEIVED, the undersigned, Castelle (the "Borrower"), promises to pay to the order of Silicon Valley Bank ("Bank"), at such place as the holder hereof may designate, in lawful money of the United States of America, the aggregate unpaid principal amount of all advances ("Advances") made by Bank to Borrower under the terms of this Note, up to a maximum principal amount of Three Million Dollars ($3,000,000). Borrower shall also pay interest on the aggregate unpaid principal amount of such Advances at the rates and in accordance with the terms of the Export-Import Bank Loan and Security Agreement between Borrower and Bank of even date herewith, as amended from time to time (the "Loan Agreement") on the last Business Day of each month after an Advance has been made. The entire principal amount and all accrued interest shall be due and payable on June 16, 1997, or on such earlier date, as provided for in the Loan Agreement.

     Borrower irrevocably waives the right to direct the application of any and all payments at any time hereafter received by Bank from or on behalf of Borrower, and Borrower irrevocably agrees that Bank shall have the continuing exclusive right to apply any and all such payments against the then due and owing obligations of Borrower as Bank may deem advisable. In the absence of a specific determination by Bank with respect thereto, all payments shall be applied in the following order: (a) then due and payable fees and expenses; (b) then due and payable interest payments and mandatory prepayments; and (c) then due and payable principal payments and optional prepayments.

     Bank is hereby authorized by Borrower to endorse on Bank's books and records each Advance made by Bank under this Note and the amount of each payment or prepayment of principal of each such Advance received by Bank; it being understood, however, that failure to make any such endorsement (or any errors in notation) shall not affect the obligations of Borrower with respect to Advances made hereunder, and payments of principal by Borrower shall be credited to Borrower notwithstanding the failure to make a notation (or any errors in notation) thereof on such books and records.

     Borrower promises to pay Bank all reasonable costs and reasonable expenses of collection of this Note and to pay all reasonable attorneys' fees incurred in such collection or in any suit or action to collect this Note or in any appeal thereof. Borrower waives presentment, demand, protest, notice of protest, notice of dishonor, notice of nonpayment, and any and all other notices and demands in connection with the delivery, acceptance, performance, default or enforcement of this Note, as well as any applicable statute of limitations. No delay by Bank in exercising any power or right hereunder shall operate as a waiver of any power or right. Time is of the essence as to all obligations hereunder.

     This Note is issued pursuant to the Loan Agreement, which shall govern the rights and obligations of Borrower with respect to all obligations hereunder.

     This Note shall be deemed to be made under, and shall be construed in accordance with and governed by, the laws of the State of California, excluding conflicts of laws principles.

                    Castelle


                    By:     /s/ Randall I. Bambrough

                            Randall I. Bambrough

                    Title:  Vice President of Finance









                         CORPORATE RESOLUTIONS TO BORROW


- --------------------------------------------------------------------------------

Borrower:             Castelle

- --------------------------------------------------------------------------------

     I, the undersigned Secretary or Assistant Secretary of Castelle, Inc. (the "Corporation"), HEREBY CERTIFY that the Corporation is organized and existing under and by virtue of the laws of the State of California.

     I FURTHER CERTIFY that the Articles of Incorporation and Bylaws of the Corporation previously delivered to Silicon Valley Bank remain in full force and effect and have not been amended or modified.

     I FURTHER CERTIFY that at a meeting of the Directors of the Corporation (or by other duly authorized corporate action in lieu of a meeting), duly called and held, at which a quorum was present and voting, the following resolutions were adopted.

     BE IT RESOLVED, that any one (1) of the following named officers, employees, or agents of this Corporation, whose actual signatures are shown below:

         NAMES                  POSITION                 ACTUAL SIGNATURES

Randall I. Bambrough     Vice President of Finance    /s/ Randall I. Bambrough
- --------------------     -------------------------    ------------------------


acting for an on behalf of this Corporation and as its act and deed be, and they hereby are, authorized and empowered:

     Borrow Money. To borrow from time to time from Silicon Valley Bank ("Bank"), on such terms as may be agreed upon between the officers, employees, or agents and Bank, such sum or sums of money as in their judgment should be borrowed, without limitation, including such sums as are specified in that certain Export-Import Bank Amended and Restated Loan and Security Agreement dated as of June 20, 1996 (the "Loan Agreement").

     Execute Notes. To execute and deliver to Bank the promissory note or notes of the Corporation, on Lender's forms, at such rates of interest and on such terms as may be agreed upon, evidencing the sums of money so borrowed or any indebtedness of the Corporation to Bank, and also to execute and deliver to Lender one or more renewals, extensions, modifications, refinancings, consolidations, or substitutions for one or more of the notes, or any portion of the notes.

     Grant Security. To grant a security interest to Bank in the Collateral described in the Loan Agreement, which security interest shall secure all of the Corporation's Obligations, as described in the Loan Agreement.

     Negotiate Items. To draw, endorse, and discount with Bank all drafts, trade acceptances, promissory notes, or other evidences of indebtedness payable to or belonging to the Corporation or in which the Corporation may have an interest, and either to receive cash for the same or to cause such proceeds to be credited to the account of the Corporation with Bank, or to cause such other disposition of the proceeds derived therefrom as they may deem advisable.

     Letters of Credit. To execute letter of credit applications and other related documents pertaining to Bank's issuance of letters of credit.

     Further Acts. In the case of lines of credit, to designate additional or alternate individuals as being authorized to request advances thereunder, and in all cases, to do and perform such other acts and things, to pay any and all fees and costs, and to execute and deliver such other documents and agreements as they may in their discretion deem reasonably necessary or proper in order to carry into effect the provisions of these Resolutions.

     BE IT FURTHER RESOLVED, that any and all acts authorized pursuant to these resolutions and performed prior to the passage of these resolutions are hereby ratified and approved, that these Resolutions shall remain in full force and effect and Bank may rely on these Resolutions until written notice of their revocation shall have been delivered to and received by Bank. Any such notice shall not affect any of the Corporation's agreements or commitments in effect at the time notice is given.

     I FURTHER CERTIFY that the officers, employees, and agents named above are duly elected, appointed, or employed by or for the Corporation, as the case may be, and occupy the positions set forth opposite their respective names; that the foregoing Resolutions now stand of record on the books of the Corporation; and that the Resolutions are in full force and effect and have not been modified or revoked in any manner whatsoever.

     I FURTHER CERTIFY that the Articles of Incorporation and Bylaws of the Corporation are in full force and effect in the form attached hereto.

     IN WITNESS WHEREOF, I have hereunto set my hand on June 20, 1996 and attest that the signatures set opposite the names listed above are their genuine signatures.


                                 CERTIFIED TO AND ATTESTED BY:


                                 /s/ Randall I Bambrough
                                 -----------------------

                                 Randall I. Bambrough

                                 Chief Financial Officer







                     COLLATERAL ASSIGNMENT, PATENT MORTGAGE
                             AND SECURITY AGREEMENT


     This Collateral Assignment, Patent Mortgage and Security Agreement is made as of June 20, 1996, by and between CASTELLE, a California corporation ("Assignor"), and SILICON VALLEY BANK, a California banking corporation ("Assignee").


                                    RECITALS

     A. Assignee has agreed to lend to Assignor certain funds (the "Loan"), and Assignor desires to borrow such funds from Assignee pursuant to the terms of an Amended and Restated Loan and Security Agreement and Export-Import Amended and Restated Loan and Security Agreement, both of even date herewith (collectively referred to as the "Loan Agreement").

     B. In order to induce Assignee to make the Loan, Assignor has agreed to assign certain intangible property to Assignee for purposes of securing the obligations of Assignor to Assignee.

     NOW, THEREFORE, THE PARTIES HERETO AGREE AS FOLLOWS:

     1. Assignment, Patent Mortgage and Grant of Security Interest. As collateral security for the prompt and complete payment and performance of all of Assignor's present or future indebtedness, obligations and liabilities to Assignee, Assignor hereby assigns, transfers, conveys and grants a security interest and mortgage to Assignee, as security, in and to Assignor's entire right, title and interest in, to and under the following (all of which shall collectively be called the "Collateral"):

     (a) Any and all copyright rights, copyright applications, copyright registrations and like protections in each work or authorship and derivative work thereof, whether published or unpublished and whether or not the same also constitutes a trade secret, now or hereafter existing, created, acquired or held, including without limitation those set forth on Exhibit A attached hereto (collectively, the "Copyrights");

     (b) Any and all trade secrets, and any and all intellectual property rights in computer software and computer software products now or hereafter existing, created, acquired or held;

     (c) Any and all design rights which may be available to Assignor now or hereafter existing, created, acquired or held;

     (d) All patents, patent applications and like protections including without limitation improvements, divisions, continuations, renewals, reissues, extensions and continuations-in-part of the same, including without limitation the patents and patent applications set forth on Exhibit B attached hereto (collectively, the "Patents");

     (e) Any trademark and servicemark rights, whether registered or not, applications to register and registrations of the same and like protections, and the entire goodwill of the business of Assignor connected with and symbolized by such trademarks, including without limitation those set forth on Exhibit C attached hereto (collectively, the "Trademarks");

     (f) Any and all claims for damages by way of past, present and future infringement of any of the rights included above, with the right, but not the obligation, to sue for and collect such damages for said use or infringement of the intellectual property rights identified above;

     (g) All licenses or other rights to use any of the Copyrights, Patents or Trademarks, and all license fees and royalties arising from such use to the extent permitted by such license or rights; and

     (h) All amendments, renewals and extensions of any of the Copyrights, Trademarks or Patents; and

     (i)  All  proceeds  and  products  of  the  foregoing,   including  without
     limitation all payments under insurance or any indemnity or warranty payable in respect of any of the foregoing.

     THE INTEREST IN THE COLLATERAL BEING ASSIGNED HEREUNDER SHALL NOT BE CONSTRUED AS A CURRENT ASSIGNMENT, BUT AS A CONTINGENT ASSIGNMENT TO SECURE ASSIGNOR'S OBLIGATIONS TO ASSIGNEE UNDER THE LOAN AGREEMENT.

     2. Authorization and Request. Assignor authorizes and requests that the Register of Copyrights and the Commissioner of Patents and Trademarks record this conditional assignment.

     3. Covenants and Warranties. Assignor represents, warrants, covenants and agrees as follows:

     (a) Assignor is now the sole owner of the Collateral, except for non-exclusive licenses granted by Assignor to its customers in the ordinary course of business;

     (b) Performance of this Assignment does not conflict with or result in a breach of any agreement to which Assignor is party or by which Assignor is bound, except to the extent that certain intellectual property agreements prohibit the assignment of the rights thereunder to a third party without the licensor's or other party's consent and this Assignment constitutes an assignment;

     (c) During the term of this Assignment, Assignor will not transfer or otherwise encumber any interest in the Collateral, except for non-exclusive licenses granted by Assignor in the ordinary course of business or as set forth in this Assignment;

     (d) To its knowledge, each of the Patents is valid and enforceable, and no part of the Collateral has been judged invalid or unenforceable, in whole or in part, and no claim has been made that any part of the Collateral violates the rights of any third party;

     (e) Assignor shall promptly advise Assignee of any material change in the composition of the Collateral, including but not limited to any subsequent ownership right of the Assignor in or to any Trademark, Patent or Copyright not specified in this Assignment;

     (f) Assignor shall (i) protect, defend and maintain the validity and enforceability of the Trademarks, Patents and Copyrights, (ii) use its best efforts to detect infringements of the Trademarks, Patents and Copyrights and promptly advise Assignee in writing of material infringements detected and (iii) not allow any Trademarks, Patents or Copyrights to be abandoned, forfeited or dedicated to the public without the written consent of Assignee, which shall not be unreasonably withheld, unless Assignor determines that reasonable business practices suggest that abandonment is appropriate.

     (g) Assignor shall promptly register the most recent version of any of Assignor's Copyrights, if not so already registered, and shall, from time to time, execute and file such other instruments, and take such further actions as Assignee may reasonably request from time to time to perfect or continue the perfection of Assignee's interest in the Collateral;

     (h) This Assignment creates, and in the case of after acquired Collateral, this Assignment will create at the time Assignor first has rights in such after acquired Collateral, in favor of Assignee a valid and perfected first priority security interest in the Collateral in the United States securing the payment and performance of the obligations evidenced by the Note upon making the filings referred to in clause (i) below;

     (i) To its knowledge, except for, and upon, the filing with the United States Patent and Trademark office with respect to the Patents and Trademarks and the Register of Copyrights with respect to the Copyrights necessary to perfect the security interests and assignment created hereunder, and except as has been already made or obtained, no authorization, approval or other action by, and no notice to or filing with, any U.S. governmental authority or U.S. regulatory body is required either (i) for the grant by Assignor of the security interest granted hereby or for the execution, delivery or performance of this Assignment by Assignor in the U.S. or (ii) for the perfection in the United States or the exercise by Assignee of its rights and remedies hereunder;

     (j) All information heretofore, herein or hereafter supplied to Assignee by or on behalf of Assignor with respect to the Collateral is accurate and complete in all material respects.

     (k) Assignor shall not enter into any agreement that would materially impair or conflict with Assignor's obligations hereunder without Assignee's prior written consent, which consent shall not be unreasonably withheld. Assignor shall not permit the inclusion in any material contract to which it becomes a party of any provisions that could or might in any way prevent the creation of a security interest in Assignor's rights and interests in any property included within the definition of the Collateral acquired under such contracts, except that certain contracts may contain anti-assignment provisions that could in effect prohibit the creation of a security interest in such contracts.

     (l) Upon any executive officer of Assignor obtaining actual knowledge thereof, Assignor will promptly notify Assignee in writing of any event that materially adversely affects the value of any Collateral, the ability of Assignor to dispose of any Collateral or the rights and remedies of Assignee in relation thereto, including the levy of any legal process against any of the Collateral.

     4. Assignee's Rights. Assignee shall have the right, but not the obligation, to take, at Assignor's sole expense, any actions that Assignor is required under this Assignment to take but which Assignor fails to take, after fifteen (15) days' notice to Assignor. Assignor shall reimburse and indemnify Assignee for all reasonable costs and reasonable expenses incurred in the reasonable exercise of its rights under this section 4.

     5. Inspection Rights. Assignor hereby grants to Assignee and its employees, representatives and agents the right to visit, during reasonable hours upon prior reasonable written notice to Assignor, any of Assignor's plants and facilities that manufacture, install or store products (or that have done so during the prior six-month period) that are sold utilizing any of the Collateral, and to inspect the products and quality control records relating thereto upon reasonable written notice to Assignor and as often as may be reasonably requested.

     6. Further Assurances; Attorney in Fact.

     (a) On a continuing basis, Assignor will make, execute, acknowledge and deliver, and file and record in the proper filing and recording places in the United States, all such instruments, including appropriate financing and continuation statements and collateral agreements and filings with the United States Patent and Trademark Office and the Register of Copyrights, and take all such action as may reasonably be deemed necessary or advisable, or as requested by Assignee, to perfect Assignee's security interest in all Copyrights, Patents and Trademarks and otherwise to carry out the intent and purposes of this Collateral Assignment, or for assuring and confirming to Assignee the grant or perfection of a security interest in all Collateral.

     (b) Assignor hereby irrevocably appoints Assignee as Assignor's attorney-in-fact, with full authority in the place and stead of Assignor and in the name of Assignor, from time to time in Assignee's discretion, to take any action and to execute any instrument which Assignee may deem necessary or advisable to accomplish the purposes of this Collateral
     Assignment, including (i) to modify, in its sole discretion, this Collateral Assignment without first obtaining Assignor's approval of or signature to such modification by amending Exhibit A, Exhibit B and Exhibit C, thereof, as appropriate, to include reference to any right, title or interest in any Copyrights, Patents or Trademarks acquired by Assignor after the execution hereof or to delete any reference to any right, title or interest in any Copyrights, Patents or Trademarks in which Assignor no longer has or claims any right, title or interest, (ii) to file, in its sole discretion, one or more financing or continuation statements and amendments thereto, relative to any of the Collateral without the signature of Assignor where permitted by law and (iii) after the occurrence of an Event of Default, to transfer the Collateral into the name of Bank or a third party to the extent permitted under the California Uniform Commercial Code.

     7. Events of Default. The occurrence of any of the following shall constitute an Event of Default under the Assignment:

     (a) An Event of Default occurs under the Loan Agreement; or

     (b) Assignor breaches any warranty or agreement made by Assignor in this Assignment and, as to any breach that is capable of cure, Assignor fails to cure such breach within five (5) days of the occurrence of such breach.

     8. Remedies. Upon the occurrence and continuance of an Event of Default, Assignee shall have the right to exercise all the remedies of a secured party under the California Uniform Commercial Code, including without limitation the right to require Assignor to assemble the Collateral and any tangible property in which Assignee has a security interest and to make it available to Assignee at a place designated by Assignee. Assignee shall have a nonexclusive, royalty free license to use the Copyrights, Patents and Trademarks to the extent reasonably necessary to permit Assignee to exercise its rights and remedies upon the occurrence of an Event of Default. Assignor will pay any expenses (including reasonable attorneys' fees) incurred by Assignee in connection with the exercise of any of Assignee's rights hereunder, including without limitation any expense incurred in disposing of the Collateral. All of Assignee's rights and remedies with respect to the Collateral shall be cumulative.

     9. Indemnity. Assignor agrees to defend, indemnify and hold harmless Assignee and its officers, employees, and agents against: (a) all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with the transactions contemplated by this Agreement, and (b) all losses or expenses in any way suffered, incurred, or paid by Assignee as a result of or in any way arising out of, following or consequential to transactions between Assignee and Assignor, whether under this Assignment or otherwise (including without limitation reasonable attorneys' fees and reasonable expenses), except for losses arising from or out of Assignee's gross negligence or willful misconduct.

     10. Reassignment. At such time as Assignor shall completely satisfy all of the obligations secured hereunder, Assignee shall execute and deliver to Assignor all deeds, assignments and other instruments as may be necessary or proper to revest in Assignor full title to the property assigned hereunder, subject to any disposition thereof which may have been made by Assignee pursuant hereto.

     11. Course of Dealing. No course of dealing, nor any failure to exercise, nor any delay in exercising any right, power or privilege hereunder shall operate as a waiver thereof.

     12. Attorneys' Fees. If any action relating to this Assignment is brought by either party hereto against the other party, the prevailing party shall be entitled to recover reasonable attorneys' fees, costs and disbursements.

     13. Amendments. This Assignment may be amended only by a written instrument signed by both parties hereto.

     14.  Counterparts.   This  Assignment  may  be  executed  in  two  or  more
counterparts, each of which shall be deemed an original but all of which together shall constitute the same instrument.

     15. California Law and Jurisdiction; Jury Waiver. This Assignment shall be governed by the laws of the State of California, without regard for choice of law provisions. Assignor and Assignee consent to the exclusive jurisdiction of any state or federal court located in Santa Clara County, California. ASSIGNOR AND ASSIGNEE EACH WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF THE LOAN AGREEMENT, THIS ASSIGNMENT, OR ANY OF THE TRANSACTIONS CONTEMPLATED HEREIN, INCLUDING CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW OR STATUTORY CLAIMS.

     16. Confidentiality. In handling any confidential information, Assignee shall exercise the same degree of care that it exercises with respect to its own proprietary information of the same types to maintain the confidentiality of any non-public information thereby received or received pursuant to this Assignment except that disclosure of such information may be made (i) to the affiliates of Assignee, (ii) to prospective transferees or purchasers of an interest in the obligations secured hereby, provided that they have entered into a comparable confidentiality agreement in favor of Assignor and have delivered a copy to Assignor, (iii) as required by law, regulation, rule or order, subpoena, judicial order or similar order, (iv) as may be required in connection with the examination, audit or similar investigation of Assignee and (v) as Bank may determine in connection with the enforcement of any remedies hereunder.

     IN WITNESS WHEREOF, the parties hereto have executed this Assignment on the day and year first above written.


Address of Assignor:                    ASSIGNOR:

3255-3 Scott Boulevard                  CASTELLE
Santa Clara, CA 95054


Attn:                                   By:  /s/ Randall I. Bambrough
Mr. Randall Bambrough
                                                 Randall I. Bambrough

                                        Title: Vice President of Finance


Address of Assignee:                    ASSIGNEE:

3003 Tasman Drive                       SILICON VALLEY BANK
Santa Clara, CA 95054

Attn:                                   By:  /s/ Peter A. Kidder
Mr. Peter Kidder
                                        Peter A. Kidder

                                        Title: Vice President





                                    EXHIBIT A

                                   Copyrights


                             Registration/             Registration/
                              Application               Application
Description                      Number                     Date

UNREGISTERED COPYRIGHTS

SOFTWARE OPTIONS  (VERSIONS 3.5.3 AND/OR 3.7)

FaxPress Multi-protocol Software Option
FaxPress CC:Mail Gateway for NetWare
FaxPress MHS Gateway for NetWare
FaxPress Groupwise Gateway for NetWare
FaxPress OCR Software
FaxPress Billing and Analysis Software
FaxPress Embedded Codes Gateway
FaxPress Print Server Options
FaxWare 4 - Evaluation Copy
FaxWare 4 - Evaluation Upgrade
FaxWare 4 - Starter Pack
FaxWare 4 - 5 User License
FaxWare 4 - Line License

SOFTWARE & HARDWARE UPGRADES

FaxPress 3.7 Software Upgrade for FP 1000, FP2000, FP3000, FP1500 & Office Connect Fax Server (both Ethernet & Token Ring)
FaxPress 3.5.3 Software Upgrade for FP1000, FP2000, and FP3000 (both Ethernet and Token Ring)
FaxPress 1500 1-line Upgrade
FaxPress 2000 2-line Upgrade
FaxPress 3000 2-line Upgrade
FaxPress 1500 Upgrade Kit to Faxpress 1500-N (for NT support)
FaxPress 3000 Upgrade Kit to Faxpress 3500 (for NT support & both Ethernet & Token Ring)
LANpress U/G for 2+2 (both Ethernet and Token Ring)
LANpress U/G for 1+1
LANpress U/G for 1P
LANpress U/G for 2P
LANpress 2P Extra NDS Upgrade Kit
LANpress 2+2 NDS Upgrade Kit
JetPress U/G for XIO Extra
JetPress U/G for MIO Plus Extra
FaxPress firmware upgrade for FP 2000 (both Ethernet and Token Ring)
FaxPress firmware upgrade for FP 1000
FaxPress 3.5.3 firmware and software upgrade for FP1000
FaxPress 3.5.3 firmware and software upgrade for FP2000 (both Ethernet and Token
Ring)
FaxPress 1500 modem upgrade
FaxPress 1500 4 MB, Memory Upgrade

HARDWARE

OfficeConnect Fax Server
FaxPress 1500-N Ethernet (both 1 and 2 lines)
FaxPress 3500 (both Ethernet & Token Ring and both 1 & 2 lines)
FaxPress 1500 Ethernet (both 1 and 2 lines)
FaxPress 3000 (both Ethernet & Token Ring and both 1 & 2 lines)
FaxPress 2000 (both Ethernet & Token Ring and both 1 & 2 lines)
FaxPress 2000 Ethernet 4 lines
Personal FaxPress 100
LANpress Jr. MP
LANpress 1P MP
LANpress 2+1 MP (both Ethernet and Token Ring)
LANpress 3+1 MP
LANpress 1+1 Extra (both Ethernet and Token Ring)
LANpress 1P
LANpress 2P
LANpress 2+2 (both Ethernet and Token Ring)
LANpress 2P Extra with Flash
JetPress MIO Plus EXTRA
JetPress XIO
JetPress MIO Plus
OfficeConnect Print Server
Qnix Internal Print Server
Qnix LP 2+1 MP




                                    EXHIBIT B

                                     Patents


                             Registration/             Registration/
                              Application               Application
Description                      Number                     Date






                                    EXHIBIT C

                                   Trademarks


                             Registration/             Registration/
                              Application               Application
Description                      Number                     Date










                     EXPORT-IMPORT BANK OF THE UNITED STATES
                        WORKING CAPITAL GUARANTEE PROGRAM


                               BORROWER AGREEMENT

     THIS BORROWER AGREEMENT (this "Agreement") is made and entered into by the entity identified as the Borrower on the signature page hereof (the "Borrower") and is acknowledged by the institution identified as the Lender on the signature page hereof (the "Lender").


                                    RECITALS

     A. The Lender shall make a loan (the "Loan") to the Borrower for the purpose of providing the Borrower with pre-export working capital to finance the manufacture, production or purchase and subsequent of the Items (as hereinafter defined).

     B. The Loan shall be in a principal amount (the "Loan Amount") not to exceed at any time outstanding the amount specified in Section (5)(A) of the Loan Authorization Agreement between the Lender and the Export-Import Bank of the United States ("Eximbank") which is attached hereto as Annex Al or Annex A2 and incorporated herein as a part of this Agreement. If the Loan is being made pursuant to the Lender's Delegated Authority from Eximbank, all references herein to the Loan Authorization Agreement shall be deemed to be to the Loan Authorization Notice provided to Eximbank and the Borrower by the Lender.

     C. The Loan shall be evidenced by a valid and enforceable promissory note payable by the Borrower to the order of the Lender (the "Note") and shall be made pursuant to a written agreement related solely thereto between the Borrower and the Lender (the "Loan Agreement").

     D. A condition precedent to the making of the Loan by the Lender is that Eximbank guarantee the payment of ninety percent (90%) of the Loan Amount and all interest accrued thereon, subject to the terms and conditions of a master guarantee agreement (the "Master Guarantee Agreement") between Eximbank and the Lender.

     E. In consideration for and as a condition precedent to the Lender's making the Loan and Eximbank's entering into the Master Guarantee Agreement, the Borrower shall execute this Agreement for the benefit of the Lender and Eximbank.

     NOW, THEREFORE, the Borrower hereby agrees as follows:



                                    ARTICLE I
                                   DEFINITIONS

     "Accounts Receivable" shall mean those trade accounts from the sale of the Items due and payable to the Borrower in the United States and any notes, drafts, letters of credit or insurance proceeds supporting payment thereof.

     "Availability Date" shall mean the last date on which the Lender may make a Disbursement as set forth in Section (10) of the Loan Authorization Agreement or, if such date is not a Business Day, the next Business Day thereafter.

     "Borrowing Base" shall mean the Collateral Value as discounted by the applicable Disbursement Rate(s).

     "Borrowing Base Certificate" shall mean the certificate in form provided by the Lender and executed by the Borrower setting forth the Borrowing Base supporting one or more Disbursements.

     "Business Day" shall mean any day on which the Federal Reserve Bank of New York is open for business.

     "Buyer" shall mean an entity which has entered into one or more Export Orders with the Borrower.

     "Closing Date" shall mean the date on which the Loan Documents are executed by the Borrower.

     "Collateral" shall mean the property of the Borrower in which the Borrower has granted to the Lender a valid and enforceable security interest as security for the payment of all principal and interest due under the Loan, and which is identified in Section (6) of the Loan Authorization Agreement, including all proceeds (cash and non-cash) thereof.

     "Collateral Value" shall mean at any given time the value of all Collateral against which Disbursements may be made as set forth in Section (5)(C) of the Loan Authorization Agreement, valued according to GAAP.

     "Country Limitation Schedule" shall mean the most recent schedule published by Eximbank and provided to the Borrower by the Lender which sets forth on a country by country basis whether and under what conditions Eximbank will provide coverage for the financing of export transactions to countries listed therein.

     "Debarment Regulations" shall have the meaning set forth in Section 2.16.

     "Disbursed Amount" shall mean the aggregate outstanding amount of the Disbursements.

     "Disbursement" shall mean an advance of the Loan from the Lender to the Borrower under the Loan Agreement.

     "Disbursement Rate" shall mean the rate specified in Section (5)(C) of the Loan Authorization Agreement for each category of Collateral.

     "Dollars" or "$" shall mean the lawful money of the United States of America.

     "Export Order" shall mean a written export order or contract for the purchase by the Buyer from the Borrower of any of the Items.

     "GAAP" shall mean the generally accepted accounting principles issued by the American Institute of Certified Public Accountants.

     "Guarantor" shall mean each person or entity, if any, identified in Section
(3) of the Loan Authorization Agreement who shall guarantee (jointly and severally if more than one) the Borrower's obligation to repay all amounts outstanding under the Note.

     "Inventory" shall mean the raw materials, work-in-process and finished goods purchased or manufactured by the Borrower for resale and located in the United States.

     "Items" shall mean the finished goods or services which are intended for export, as specified in Section (4)(A) of the Loan Authorization Agreement.

     "Letter of Credit" shall mean an irrevocable letter of credit subject to UCP 500, payable in the United States or at the issuing bank and issued for the benefit of the Borrower on behalf of a Buyer in connection with the purchase of the Items.

     "Loan Documents" shall mean the Note, the Loan Agreement, this Agreement and any other instrument, agreement or document previously, simultaneously or hereafter executed by the Borrower or any Guarantors evidencing, securing, guaranteeing or in connection with the Loan.

     "Principals" shall have the meaning set forth in Section 2.16.

     "Revolving Loan" shall mean a Loan under which amounts disbursed and repaid may be disbursed on a continuous basis during the term of the Loan.

     "Transaction Specific Loan" shall mean a Loan under which amounts disbursed and repaid may not be disbursed again.

     "U.S." or "United States" shall mean the United States of America and its territorial possessions.

     "U.S. Content" shall mean with respect to any Item all the labor, materials and services which are of U.S. origin or manufacture, and which are incorporated into an Item in the United States.

                                   ARTICLE II
                           OBLIGATIONS OF THE BORROWER

     2.1 Use of Disbursements. The Borrower shall use Disbursements only for the purpose of enabling the Borrower to finance the cost of manufacturing, producing, purchasing or selling the Items. The Borrower may not use Disbursements for the purpose of: (a) servicing any of the Borrower's pre-existing or future indebtedness unrelated to the Loan; (b) acquiring fixed assets or capital goods for use in the Borrower's business; (c) acquiring, equipping or renting commercial space outside of the United States; (d) paying the salaries of non-U.S. citizens or non-U.S. permanent residents who are located in office outside the United States; or (e) serving as a retainage or warranty bond.

     In addition, Disbursements may not be used to finance the manufacture, purchase or sale of any of the following:

     (a) Items to be sold to a Buyer located in a country in which Eximbank is legally prohibited from doing business as designated in the Country Limitation Schedule;

     (b) that part of the cost of the Items which is not U.S. Content unless such part is not greater than fifty percent (50%) of the cost of the Items and is incorporated into the Items in the United States;

     (c) defense articles or defense services; or

     (d) without Eximbank's prior written consent, any Items to be used in the construction, alteration, operation or maintenance of nuclear power, enrichment, reprocessing, research or heavy water production facilities.

     2.2 Borrowing Base Certificates and Export Orders. In order to receive a Disbursement under the Loan, the Borrower shall deliver to the Lender a Borrowing Base Certificate current within the past five (5) Business Days and a copy of the Export Order(s) (or, for Revolving Loans, if permitted by the Lender, a written summary of the Export Orders) against which the Borrower is requesting a Disbursement. If the Lender permits summaries of Export Orders, the Borrower shall also deliver promptly to the Lender copies of any Export Orders requested by the Lender. Additionally, the Borrower shall deliver to the Lender at least once every thirty (30) calendar days a Borrowing Base Certificate current within the past five (5) Business Days, which requirement may be satisfied by submission of a Borrowing Base Certificate when requesting a Disbursement.

     2.3 Exclusions from the Borrowing Base. In determining the amount of a requested Disbursement, the Borrower shall exclude from the Borrowing Base the following:

     (a) any Inventory which is not located in the United States;

     (b) any demonstration Inventory or Inventory sold on consignment;

     (c) any Inventory consisting of proprietary software;

     (d) any Inventory which is damaged, obsolete, returned, defective, recalled or unfit for further processing;

     (e) any  Inventory  which  has been  previously  exported  from the  United
     States;

     (f) any Inventory which constitutes defense articles or defense services or any Accounts Receivable generated by sales of such Inventory;

     (g) any Inventory which is to be incorporated into Items destined for shipment to, and any Account Receivable in the name of a Buyer located in, a country in which Eximbank is legally prohibited from doing business as designated in the Country Limitation Schedule;

     (h) any Inventory which is to be incorporated into Items destined for shipment to, and any Account Receivable in the name of a Buyer located in, a country in which Eximbank coverage is not available for commercial reasons as designated in the Country Limitation Schedule, unless and only to the extent that such Items are to be sold to such country on terms of a Letter of Credit confirmed by a bank acceptable to Eximbank;

     (i) any Inventory which is to be incorporated into Items whose sale would result in an ineligible Account Receivable;

     (j) any Account  Receivable with a term in excess of net one hundred eighty
     (180) days;

     (k) any Account Receivable which is more than sixty (60) calendar days past the original due date, unless it is insured through Eximbank export credit insurance for comprehensive commercial and political risk, or through Eximbank approved private insurers for a comparable coverage, in which case ninety (90) calendar days shall apply;

     (l) any intra-company Account Receivable or any Account Receivable from a subsidiary of the Borrower, from a person or entity with a controlling interest in the Borrower or from an entity which shares common controlling ownership with the Borrower;

     (m) any Account Receivable evidenced by a Letter of Credit, until the date of shipment of the Items covered by the subject Letter of Credit;

     (n) any Account Receivable which the Lender of Eximbank, in its reasonable judgment, deems uncollectible for any reason;

     (o) any Account Receivable payable in a currency other than Dollars, except as may be approved in writing by Eximbank;

     (p) any Account Receivable from a military Buyer, except as may be approved in writing by Eximbank; and

     (q) any Account Receivable due and collectible outside the United States, except as may be approved in writing by Eximbank.

     2.4 Schedules, Reports and Other Statements. The Borrower shall submit to the Lender in writing each month (a) an Inventory schedule for the preceding month and (b) an Accounts Receivable aging report for the preceding month detailing the terms of the amounts due from each Buyer. The Borrower shall also furnish to the Lender promptly upon request such information, reports, contracts, invoices and other data concerning the Collateral as the Lender may from time to time specify.

     2.5 Additional Security or Payment. The Borrower shall at all times ensure that the Borrowing Base exceeds the Disbursed Amount. If informed by the Lender or if the Borrower otherwise has actual knowledge that the Borrowing Base is at any time less than the Disbursed Amount, the Borrower shall, within five (5) Business Days, either (a) furnish additional security to the Lender, in form and amount satisfactory to the Lender and Eximbank, or (b) pay to the Lender an amount equal to the difference between the Disbursed Amount and the Borrowing Base.

     2.6 Continued Security Interest. The Borrower shall notify the Lender in writing within five (5) Business Days if (a) the Borrower changes its name or identity in any manner, (b) the Borrower changes the location of its principal place of business, (c) the nature of any of the Collateral is changed or any of the Collateral is transferred to another location or (d) any of the books or records related to the Collateral are transferred to another location. The Borrower shall execute such additional financing statements or other documents as the Lender may reasonably request in order to maintain its perfected security interest in the Collateral.

     2.7 Inspection of Collateral. The Borrower shall permit the representatives of the Lender and Eximbank to make at any time during normal business hours reasonable inspections of the Collateral and of the Borrower's facilities, activities, and books and records, and shall cause its officers and employees to give full cooperation and assistance in connection therewith.

     2.8 Notice of Debtor's Relief, Dissolution and Litigation. The Borrower shall notify the Lender in writing within five (5) Business Days of the occurrence of any of the following:

     (a) a proceeding in bankruptcy or an action for debtor's relief is filed by, against, or on behalf of the Borrower;

     (b) the Borrower fails to obtain the dismissal or termination within thirty
     (30) calendar days of the commencement of any proceeding or action referred to in (a) above;

     (c) the Borrower begins any procedure for its dissolution or liquidation, or a procedure therefore has been commenced against it; or

     (d) any material litigation is filed against the Borrower.

     2.9 Insurance. The Borrower shall maintain insurance coverage in the manner and to the extent customary in businesses of similar character.

     2.10 Merger or Consolidation. Without the prior written consent of Eximbank and the Lender, the Borrower shall not (a) merge or consolidate with any other entity, (b) sell, lease, transfer or otherwise dispose of any substantial part of its assets, or any part of its assets which are essential to the conduct of its business or operations, (c) make any material change in its organizational structure or identity, or (d) enter into any agreement to do any of the foregoing.

     2.11 Reborrowings and Repayment Terms.

     (a) If the Loan is a Revolving Loan, provided that the Borrower is not in default under any of the Loan Documents, the Borrower may borrow, repay and reborrow amounts under the Loan until the close of business on the Availability Date. Unless the Revolving Loan is renewed or extended by the Lender, the Borrower shall pay in full the outstanding Loan Amount and all accrued and unpaid interest thereon no later than the first Business Day after the Availability Date.

     (b) If the Loan is a Transaction Specific Loan, the Borrower shall, within two (2) Business Days of the receipt thereof, pay to the Lender (for application against the outstanding Loan Amount and accrued and unpaid interest thereon) all checks, drafts, cash and other remittances it may receive in payment or on account of the Accounts Receivable or any other Collateral, in precisely the form received (except for the endorsement of the Borrower where necessary). Pending such deposit, the Borrower shall not commingle any such items of payment with any of its other funds or property, but will hold them separate and apart.

     2.12 Cross Default. The Borrower shall be deemed in default under the Loan if the Borrower fails to pay when due any amount payable to the Lender under any loan to the Borrower not guaranteed by Eximbank.

     2.13 Financial Statements. The Borrower shall provide quarterly financial statements to the Lender no later than fifty (50) days after the end of each quarter. This is in addition to any other financial statements that may be required by the Lender under the Loan Agreement.

     2.14 Taxes, Judgments and Liens. The Borrower shall remain current on all of its federal, state and local tax obligations. In addition, the Borrower shall notify the Lender in the event (i) any judgment is rendered against the Borrower, or (ii) any lien is filed against any of the assets of the Borrower.

     2.15 Munitions List. If any of the Items are articles, services, or related technical data that are listed on the United States Munitions List (part 121 of title 22 of the Code of Federal Regulations), the Borrower shall send a written notice promptly to the Lender describing the Item(s) and the corresponding invoice amount.

     2.16 Suspension and Debarment, etc. On the date of this Agreement neither the Borrower nor its Principals (as defined below) are (A) debarred, suspended, proposed for debarment with a final determination still pending, declared ineligible or voluntarily excluded (as such terms are defined under any of the Debarment Regulations referred to below) from participating in procurement or nonprocurement transactions with any United States federal government department or agency pursuant to any of the Debarment Regulations (as defined below) or (B) indicted, convicted or had a civil judgment rendered against the Borrower or any of its Principals for any of the offenses listed in any of the Debarment Regulations. Unless authorized by Eximbank, the Borrower will not knowingly enter into any transactions in connection with the Items with any person who is debarred, suspended, declared ineligible or voluntarily excluded from participation in procurement or nonprocurement transactions with any United States federal government department or agency pursuant to any of the Debarment Regulations. The Borrower will provide immediate written notice to the Lender if at any time it learns that the certification set forth in this Section 2.16 was erroneous when made or has become erroneous by reason of changed circumstances. For the purposes hereof, (1) "Principals" shall mean any officer, director, owner, partner, key employee, or other person with primary management or supervisory responsibilities with respect to the Borrower, or any other person (whether or not an employee) who has critical influence on or substantive control over the transaction covered by this Agreement and (2) the Debarment Regulations shall mean (x) the Governmentwide Debarment and Suspension (Nonprocurement) regulations (Common Rule), 53 Fed. Reg. 19204 (May 26, 1988),
(y) Subpart 9.4 (Debarment, Suspension, and Ineligibility) of the Federal Acquisition Regulations, 48 C.F.R. 9.400-9.409 and (z) the revised Governmentwide Debarment and Suspension (Nonprocurement) regulations (Common
Rule), 60 Fed. Reg. 33037 (June 26, 1995).

     2.17 Special Conditions. The Borrower shall comply with all Special Conditions, if any, referenced in Section (11) of the Loan Authorization Agreement or the Loan Authorization Notice.




                                   ARTICLE III
                               RIGHTS AND REMEDIES

     3.1 Indemnification. Upon Eximbank's payment of a claim to the Lender in connection with the Loan pursuant to the Master Guarantee Agreement, Eximbank shall assume all rights and remedies of the Lender under the Loan Documents and may enforce any such rights or remedies against the Borrower, the Collateral and any Guarantors. Additionally, the Borrower shall hold Eximbank and the Lender harmless from and indemnify them against any and all liabilities, damages, claims, costs and losses incurred or suffered by either of them resulting from
(a) any materially incorrect certification or statement knowingly made by the Borrower or its agent to Eximbank or the Lender in connection with the Loan, this Agreement or any of the other Loan Documents or (b) any material breach by the Borrower of the terms and conditions of this Agreement or any of the other Loan Documents. The Borrower also acknowledges that any statement, certification or representation made by the Borrower in connection with the Loan is subject to the penalties provided in Article 18 U.S.C. Section 1001.

                                   ARTICLE IV
                                  MISCELLANEOUS

     4.1 Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York, United States of America.

     4.2 Notification. All notifications required by this Agreement shall be given in the manner provided in the Loan Agreement.

     4.3 Partial Invalidity. If at any time any of the provisions of this Agreement becomes illegal, invalid or unenforceable in any respect under the law of any jurisdiction, neither the legality, the validity nor the enforceability of the remaining provisions hereof shall in any way be affected or impaired.


     IN WITNESS WHEREOF, the Borrower has caused this Agreement to be duly executed as of the 20th day of June, 1996.



         CASTELLE


By:      /s/ Randall I. Bambrough


Name:    Randall I. Bambrough


Title:   Vice President of Finance



ACKNOWLEDGED:


         SILICON VALLEY BANK


By:      /s/ Peter A. Kidder


Name:    Peter Kidder


Title:   Vice President


Guaranteed Loan No.


ANNEXES:

Al - Loan Authorization Agreement or
A2 - Loan Authorization Notice