Form 10QSB
period 1996-09-27
CASTELLE \CA\
filed 1996-11-12
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 27, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of Common Stock outstanding as of November 6, 1996 was 3,621,908

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

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document, as well as those discussed in the Company's Form SB-2 filed November 17, 1995, as amended, Form 10-KSB for the year ended December 31, 1995 and Forms 10-QSB for the quarters ended March 29, 1996 and June 28, 1996.

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                    CASTELLE
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                              ASSETS                 September 27,       December 31,
                                                         1996               1995
                                                      (unaudited)
Current assets:
Cash and cash equivalents                         $          8,254  $           7,268
Accounts receivable, net of allowance for
doubtful accounts of $306 in 1996 and
$414 in 1995                                                 3,812              2,837
Inventories                                                  3,407              3,637
Prepaid expenses and other current assets                    1,045                471
                                                     --------------    ---------------
Total current assets                                        16,518             14,213

Property plant and equipment, net                              382                334
Other assets, net                                               90                120
                                                     --------------    ---------------
Total assets                                      $         16,990  $          14,667
                                                     ==============    ===============

                            LIABILITIES
Current liabilities:
Long-term debt, current portion                                     $             193
Accounts payable                                  $          1,764              2,723
Accrued liabilities                                          2,655              2,448
                                                     --------------    ---------------
Total current liabilities                                    4,419              5,364

Long-term debt, less current portion                                                4
Other long-term liabilities                                                        10
                                                     --------------    ---------------
Total liabilities                                            4,419              5,378

                       SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized:  25,000 shares
Issued and outstanding:  3,622 shares
in 1996 and 3,469 shares in 1995                            23,298             22,323
Notes receivable for purchase of common stock                 (296)              (379)
Accumulated deficit                                        (10,431)           (12,655)
                                                     --------------    ---------------

Total shareholders' equity                                  12,571              9,289
                                                     --------------    ---------------

Total liabilities and shareholders' equity        $         16,990  $          14,667
                                                     ==============    ===============


    The accompanying notes are an integral part of these financial statements
                                       2



                                    CASTELLE
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                                             3 MONTHS ENDED                     3 MONTHS ENDED
                                                           SEPTEMBER 27, 1996                 SEPTEMBER 29, 1995
                                                              (unaudited)                        (unaudited)

Net sales                                          $                         7,925    $                          6,763

Cost of sales                                                                4,268                               3,674
                                                      -----------------------------      ------------------------------

Gross profit                                                                 3,657                               3,089
                                                      -----------------------------      ------------------------------

Operating expenses:

Research and development                                                       577                                 554

Sales and marketing                                                          1,890                               1,449

General and administrative                                                     332                                 407
                                                      -----------------------------      ------------------------------

Total operating expenses                                                     2,799                               2,410
                                                      -----------------------------      ------------------------------

Operating  income                                                              858                                 679

Interest income (expense), net                                                  79                                 (83)
Other expense , net                                                            (35)                                  0

                                                      -----------------------------      ------------------------------
 Income before provision for income taxes                                      902                                 596

Provision for income taxes                                                      40                                  24
                                                      -----------------------------      ------------------------------

Net income                                         $                           862    $                            572
                                                      =============================      ==============================

Net income per share                               $                          0.23    $                           0.23
                                                      =============================      ==============================

Shares used in per share calculation                                         3,826                               2,577
                                                      =============================      ==============================


    The accompanying notes are an integral part of these financial statements




                                    CASTELLE
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                             9 MONTHS ENDED                    9 MONTHS ENDED
                                                           SEPTEMBER 27, 1996                SEPTEMBER 29, 1995
                                                              (unaudited)

Net sales                                          $                        21,350   $                          18,637

Cost of sales                                                               11,385                              10,059
                                                     ------------------------------    --------------------------------

Gross profit                                                                 9,965                               8,578
                                                     ------------------------------    --------------------------------

Operating expenses:

Research and development                                                     1,634                               1,550

Sales and marketing                                                          5,089                               4,234

General and administrative                                                   1,050                               1,030
                                                     ------------------------------    --------------------------------

Total operating expenses                                                     7,773                               6,814
                                                     ------------------------------    --------------------------------

Operating income                                                             2,192                               1,764

Interest income (expense), net                                                 246                                (275)
Other expense, net                                                            (110)                                  0
                                                     ------------------------------    --------------------------------

Income before provision for income taxes                                     2,328                               1,489

Provision for income taxes                                                     104                                  47
                                                     ------------------------------    --------------------------------

Net income                                         $                         2,224   $                           1,442
                                                     ==============================    ================================

Net income per share                               $                          0.58   $                            0.57
                                                     ==============================    ================================

 Shares used in per share calculation                                        3,869                               2,623
                                                     ==============================    ================================



    The accompanying notes are an integral part of these financial statements



                                    CASTELLE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                 9 MONTHS ENDED                  9 MONTHS ENDED
                                                               SEPTEMBER 27, 1996              SEPTEMBER 29, 1995
                                                                   (unaudited)
Cash flows from operating activities:
Net income                                                $                    2,224   $                      1,442
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization                                                    231                            473
Write off of other assets and property and equipment                              11
Provision for doubtful accounts                                                 (108)                           (23)
Provision for excess and obsolete inventory                                     (218)                           289
Changes in assets and liabilities:
Accounts receivable                                                             (867)                          (789)
Inventories                                                                      448                           (462)
Prepaid expenses and other assets                                               (574)                           (37)
Accounts payable                                                                (959)                           220
Accrued liabilities and other long-term liabilities                              197                            592
                                                             ------------------------     --------------------------

Net cash provided by operating activities                                        385                          1,705
                                                             ------------------------     --------------------------

Cash flows from investing activities:
Acquisition of property and equipment                                           (237)                           (92)
Acquisition of intangible assets                                                 (23)
                                                             ------------------------     --------------------------

Net cash used in investing activities                                           (260)                           (92)
                                                             ------------------------     --------------------------

Cash flows from financing activities:
Decrease in restricted cash                                                                                     389
Repayment of notes payable                                                      (166)                          (807)
Repayment of bank borrowings                                                                                   (163)
Principal payments on capitalized leases                                         (31)                           (33)
Proceeds from issuance of common stock and warrants                              975                              1
Proceeds from collection of notes receivable for
stock                                                                             83
                                                             ------------------------     --------------------------

Net cash provided by (used in) financing activities                              861                           (613)
                                                             ------------------------     --------------------------

Net increase in cash and cash equivalents                                        986                          1,000

Cash and cash equivalents at beginning of period                               7,268                            907
                                                             ------------------------     --------------------------

Cash and cash equivalents at end of period                $                    8,254   $                      1,907
                                                             ========================     ==========================


    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and have been prepared in accordance with generally accepted accounting principles. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. The results of operations for the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1996. Because all of the disclosures required by generally accepted accounting principles are not included in the accompanying consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.


2.   Business Combination

     Pursuant to an Agreement and Plan of Reorganization and Merger dated as of August 22, 1996 ("the Agreement"), the Company will issue 850,000 shares of its common stock for all of the outstanding common stock (all reserved for issuance under exercise of options), preferred stock and common stock options of Ibex Technologies, Inc. ("Ibex") at an exchange rate to be determined by the price of the Company's stock on the date the transaction closes. The agreement is subject to shareholder approval and certain other conditions. If consummated, the combination will be accounted for as a pooling of interests. In connection with the proposed combination, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on October 25, 1996. Ibex, a privately held company based in California, designs, develops and markets fax-on-demand, fax-gateway, fax broadcast and Web/fax applications that are sold direct and through value-added resellers. Ibex reported total net assets of $986,000 at December 31, 1995 and net revenues of $3.1 million for the year then ended.


3.   Net Income Per Share

     Net income per share is based upon the weighted average number of common and common equivalent shares outstanding.


4.   Inventories

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market.

                        SEPTEMBER 27,                    DECEMBER 31,
                            1996                             1995
                         (unaudited)

Raw  material       $            1,857           $               2,320
Work in process                     23                             419
Finished goods                   1,527                             898
                       ----------------             -------------------

                    $            3,407           $               3,637
                       ================             ===================

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's Form SB-2 filed November 17, 1995, as amended, Form 10-KSB for the year ended December 31, 1995 and Forms 10-QSB for the quarters ended March 29, 1996 and June 28, 1996.

                                Quarterly Results

                         As a percentage of Net Revenues

                                       3 MONTHS ENDED        3 MONTHS ENDED
                                     SEPTEMBER 27, 1996    SEPTEMBER 29, 1995
                                        (unaudited)           (unaudited)

Net sales                                         100  %                100  %
Cost of sales                                      54                    54
                                      ----------------     -----------------
Gross profit                                       46                    46
                                      ----------------     -----------------

Operating expenses:

Research and development                            7                     8
Sales and marketing                                24                    22
General and administrative                          4                     6
                                      ----------------     -----------------
Total operating expenses                           35                    36
                                      ----------------     -----------------

Operating  income                                  11                    10

Interest income (expense), net                      1                    (1)

Other expense, net                                 (1)

                                      ----------------     -----------------
 Income before provision
 for income taxes                                  11                     9

Provision for income taxes
                                      ----------------     -----------------

Net income                                         11  %                  9  %
                                      ================     =================

                     Results as a percentage of Net Revenues

                                  NINE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPTEMBER 27, 1996     SEPTEMBER 29, 1995
                                     (unaudited)

Net sales                                       100 %                  100 %
Cost of sales                                    53                     54
                                    ----------------     ------------------
Gross profit                                     47                     46
                                    ----------------     ------------------

Operating expenses:

Research and development                          8                      8
Sales and marketing                              24                     23
General and administrative                        5                      6
                                    ----------------     ------------------
Total operating expenses                         37                     37
                                    ----------------     ------------------

Operating income                                 10                      9

Interest income (expense), net                    1                     (1)
Other expense, net
                                    ----------------     ------------------

Income before provision
for income taxes                                 11                      8

Provision for income taxes                       (1)
                                    ----------------     ------------------

Net income                                       10 %                    8 %
                                    ================     ==================


     Net Sales
     Net sales for the quarter ended September 27, 1996 increased $1.2 million or 17% from the comparable quarter a year earlier. Net sales were $21.4 million for the first 9 months of fiscal 1996, up 15% from the $18.6 million reported for the same period last year. The increase in net sales resulted primarily from higher sales of the Company's fax server products. Fax server product sales increased by 22% to $9.5 million in the nine month period ended September 27, 1996 from $7.8 million during the comparable period in fiscal 1995. Sales were also augmented by an increase in print server sales. Print server sales increased by 5%, to $11.3 million in the nine month period ended September 27, 1996 from $10.8 million during the comparable period in fiscal 1995. Sales of the Company's products outside North America totaled $4.1 million or 52% of net sales for the third quarter of 1996 as compared with $3.4 million or 51% of net sales for the same period last year.

     Gross Profit
     Gross profit for the third quarters of 1996 and 1995 was 46%. For the first nine months of of fiscal 1996, the Company's gross margin was 47% compared to 46% for the same period last year. This increase in gross margin was primarily attributable to increased sales of the Company's fax server products, which carry higher gross margins.

     Research and Development
     Research and development expenses were $577,000 and $554,000 in the third quarters of 1996 and 1995, or 7% and 8% of net sales, respectively. Research and development expenses were $1.6 million for the first nine months of 1996 and 1995, or 8% of net sales each year, reflecting the Company's continued emphasis on research and development in order to develop new products, as well as to improve product functionality, reduce cost and enhance performance of existing products.

     Sales and Marketing
     Sales and marketing expenses were $1.9 million in the third quarter of 1996, or 24% of net sales as compared with $1.4 million, or 22% of net sales, for the same period last year. Sales and marketing expenses increased to $5.1 million in the first nine months of fiscal 1996 from $4.2 million in the comparable period last year. The increases were primarily a result of higher expenditures on advertising and marketing materials as well as an increase in headcount.

     General and Administrative
     General and administrative expenses were $332,000 in the third quarter of 1996, or 4% of net sales, as compared with $407,000, or 6% of net sales, for the same period last year. General and administrative expenses were $1.1 million and $1.0 million for the first nine months of 1996 and 1995, or 5% and 6% of net sales, respectively.

     Interest Income/(Expense), net
     Interest income, net, was $79,000 in the third quarter of 1996 as compared with interest expense, net, of $83,000 for the same period last year. For the first nine months of fiscal 1996, the Company's interest income, net, was $246,000 compared to interest expense, net, of $275,000 for the same period last year. The increase in 1996 was due primarily to interest earned on investment balances related to funds generated by the Company's initial public offering in December 1995 and the decrease in interest expense realized by paying off the Company's bank borrowings and long-term debt.

     Liquidity and Capital Resources. As of September 27, 1996, the Company had $8.3 million of cash and cash equivalents. Working capital increased to $12.1 million at September 27, 1996 from $8.8 million at December 31, 1995. The Company has a $6.0 million secured revolving line of credit with a bank which expires in June 1997, pursuant to which the Company may borrow 75% of eligible domestic accounts receivable at the bank's prime rate. In addition, the Company has a $3.0 million foreign accounts receivable and inventory line which is part of the overall $6.0 million commitment. Under the foreign accounts receivable and inventory line, the Company may borrow 90% of eligible accounts receivable and 40% of eligible inventory. Under the terms of the agreement, the Company is required to comply with covenants, including a certain minimum quick ratio and tangible net worth and maximum debt to tangible net worth, and is also restricted from entering into any mergers or acquisitions where the total annual consideration exceeds $15,000,000 without the bank's approval. The Company is in compliance with these covenants and at September 27, 1996 the line of credit had a zero balance. The line of credit prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to loan money or assets or purchase interests in other entities without the prior written consent of the lender. In addition, the Company has a $500,000 equipment term loan credit facility with a bank that allows the Company to borrow 80% of invoice cost of new equipment. This facility has a 12-month draw-down period followed by a 36-month amortization period and terminates in August 1999. This facility had a zero balance at September 27, 1996. The interest rate for this loan is prime plus 1.5% per annum.

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

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


(a)       Exhibits

          11.1          Computation of Net Income Per Share

          27            Financial Data Schedule

(b)       Reports on Form 8-K

          The Company filed a report on Form 8-K dated September 3, 1996 announcing the Company's merger with Ibex Technologies, Inc., a California company.

                                                                                                                        Exhibit 11.1

                                    CASTELLE
                       COMPUTATION OF NET INCOME PER SHARE
                    (in thousands, except per share amounts)




                                                                               3 Months Ended      3 Months Ended
                                                                             September 27, 1996  September 29, 1995
                                                                                (unaudited)         (unaudited)


Primary and Fully Diluted:
Weighted average common shares outstanding for the period                                 3,621                 447
Weighted average shares from assumed conversion of preferred stock                                            1,970
Common equivalent shares pursuant to Staff Accounting Bulletin No. 83                                            74
Common equivalent shares assuming conversion of stock options under
the treasury stock method                                                                   205                  86
                                                                             ------------------- -------------------

Shares used in per share calculation                                                      3,826               2,577
                                                                             =================== ===================

Net income                                                                                  862                 572
Income addback under modified treasury stock method                                                              15
                                                                             ------------------- -------------------

Adjusted net income                                                                         862                 587
                                                                             =================== ===================

Net income per share                                                                       0.23                0.23
                                                                             =================== ===================


                                                                               Year-to-date        Year-to-date
                                                                            September 27, 1996  September 29, 1995
                                                                                (unaudited)
Primary and Fully Diluted:
Weighted average common shares outstanding for the period                                 3,608                 451
Weighted average shares from assumed conversion of preferred stock                                            1,970
Common equivalent shares pursuant to Staff Accounting Bulletin No. 83                                            74
Common equivalent shares assuming conversion of stock options under
the treasury stock method                                                                   261                 128
                                                                            -------------------- -------------------

Shares used in per share calculation                                                      3,869               2,623
                                                                            ==================== ===================

Net income                                                                                2,224               1,442
Income addback under modified treasury stock method                                                              51
                                                                            -------------------- -------------------

Adjusted net income                                                                       2,224               1,493
                                                                            ==================== ===================

Net income per share                                                                       0.58                0.57
                                                                            ==================== ===================

                                       11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTELLE

By:  /s/ Arthur H. Bruno                                 Date: November 11, 1996
     Arthur H. Bruno
     Chief Executive Officer and President
     (Principal Executive Officer)

By:  /s/ Randall I. Bambrough                            Date: November 11, 1996
     Randall I. Bambrough
     Vice President of Finance and Administration
     Chief Financial Officer
     (Principal Financial and Accounting Officer)