Form 10KSB
period 1996-12-31
CASTELLE \CA\
filed 1997-03-31
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

           SECURITIES REGISTERED PURSUANT TO Section 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for its most recent fiscal year were $32,725,000.

The approximate aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 1997, based upon the last trade price of the Common Stock reported on the Nasdaq National Market on February 28, 1997, was $21,694,157. Excludes an aggregate of 1,393,045 shares of Common Stock held by Directors, Officers and other affiliates at February 28, 1997.

The number of shares of Common Stock outstanding as of February 28, 1997 was 4,437,839.

                                     PART I


ITEM 1.  BUSINESS

     The following summary should be read in conjunction with, and is qualified in its entirety by, the more detailed information and Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under "Introduction" and "Risk Factors" as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                  INTRODUCTION

     Castelle (the "Company") designs, develops, markets and supports network enhancement products, both software and hardware, that improve the productivity, performance and functionality of local area networks ("LANs") and enhance the LAN user's ability to communicate. The Company's current products include FaxPress fax server systems, FactsLine fax-on-demand software and LANpress print servers. The Company entered the Small Office/Branch Office ("SOBO") market through a joint marketing arrangement with 3Com Corporation ("3Com") as the supplier of print and fax servers for 3Com's stackable network systems products.

     In recent years, organizations have increasingly interconnected personal computers into LANs. Originally, these LANs consisted of a dedicated personal computer, called a file server, on which the network operating system was installed, and multiple personal computers on which the users of the LAN ran their applications. The network operating system on the file server provided the server administration and basic file and print sharing. As networks have proliferated throughout organizations and client/server architectures have gained acceptance, LANs have become increasingly complex, the size and graphical intensity of files being communicated have increased and the applications operating on the LAN have become more mission-critical. These factors have caused network administrators to seek network enhancement products which can improve network performance, enhance the functionality of the current installed base of network hardware and cost-effectively convert single-user resources such as stand-alone printers and telephone lines into shared LAN resources. The Company has developed its line of network enhancement products to address these needs.

     "Fax-on-demand" is the ability to use a touch-tone phone and a fax machine to request and receive information on demand. Although there are a wide variety of applications installed, the two most common applications are customer support and literature fulfillment applications. The largest industry using fax-on-demand is the high-technology sector, with applications also installed in travel, government, newspapers, manufacturing and non-profit organizations. Essentially, any company with information to disseminate publicly is a potential fax- on-demand customer.

     The Company's objective is to be a leading worldwide supplier of network enhancement solutions. Key elements of the Company's strategy to achieve this objective include: maintaining market focus in order to provide the Company with a competitive edge in innovation and time-to-market relative to its larger competitors; broadening its software offerings to leverage its installed base of fax, fax-on-demand and print servers; continuing to develop products that are widely compatible with leading network operating systems and adapting those products for remote access and Internet connectivity capabilities; further penetrating the growing SOBO market; strengthening and growing its domestic and international distribution network; and expanding existing relationships

                                       1.                           Page 2 of 83
and fostering new alliances to augment the Company's product offerings and enable the Company to respond quickly to technological changes.

     The Company distributes its products primarily through a two-tier, domestic and international distribution network, with its distributors selling Castelle's products to value-added resellers, retailers and other resellers. The Company's major domestic distributors include Ingram Micro, Inc. ("Ingram Micro"), Tech Data Corporation and Merisel, Inc. The Company's primary distributor in Japan is Macnica Corporation ("Macnica"). The Company also has relationships with selected original equipment manufacturers and sells software and upgrades directly to end users.

     In November 1996 Ibex Technologies, Inc. ("Ibex") merged with and into the Company in a transaction accounted for as a pooling of interests. As a result of the transaction, 790,617 shares of the Company's Common Stock were issued in exchange for all of the outstanding Ibex common stock and preferred stock and 59,345 shares of the Company's Common Stock were reserved for issuance upon exercise of outstanding options to purchase Ibex common stock assumed by the Company in connection with the transaction. Ibex designed, developed and marketed fax-on-demand, fax-gateway, fax broadcast and Web/fax applications sold directly and through value-added resellers.

     The Company was incorporated in California in 1987, and its principal offices are located at 3255-3 Scott Boulevard, Santa Clara, California 95054. The Company's telephone number is (408) 496-0474. Castelle(R), LANpress(R) and JetPress(R) are registered trademarks and FaxPressTM is a trademark of the Company. This Report includes trademarks and trade names of other companies.


                                  RISK FACTORS

     Shareholders or investors in shares of the Company's Common Stock should carefully consider the following risk factors, in addition to other information in this Report.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Fluctuations in Operating Results

     The Company's revenue and operating results have fluctuated in the past and the Company's future revenues and operating results are likely to do so in the future, particularly on a quarterly basis.

     The Company's operating results may vary significantly from quarter to quarter due to a variety of factors, including changes in the Company's product and customer mix, the introduction of new products by the Company or its competitors, constraints in the Company's manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by the Company or its competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures and economic conditions in the United States, Europe and Asia. The Company's backlog at any given time is not necessarily indicative of actual sales for any succeeding period. The Company's sales will often reflect orders shipped in the same quarter in which they are received. In addition, a significant portion of the Company's expenses are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts. Therefore, if the Company inaccurately forecasts demand for its products, the impact on net income may be magnified by the Company's inability to adjust spending quickly enough to compensate for the net sales shortfall. Future demand for the Company's products may be stronger during the last quarter of each year than the


                                       2.                           Page 3 of 83
first quarter of the succeeding year as the sales personnel of the Company's distributors seek to meet their annual sales quotas. The Company's performance in any quarter is not necessarily indicative of its performance in any subsequent quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's quarterly operating results may continue to fluctuate due to numerous other factors. Some of these factors include the demand for the Company's products, seasonality, customer order deferrals in anticipation of new versions of the Company's products, the introduction of new products and product enhancements by the Company or its competitors, including the effects of filling the distribution channels following such introductions and of potential delays in availability of announced or anticipated products, price changes by the Company or its competitors, product sales mix, the mix of license and service revenue, commencement or conclusion of significant development contracts, changes in foreign currency exchange rates, timing of acquisitions and associated costs, and timing of significant marketing and sales promotions.

Rapid Technological Change; Risks Associated with New Products

     The market for the Company's products is affected by rapidly changing networking technology and evolving industry standards. The Company believes that its future success will depend upon its ability to enhance its existing products and to develop and introduce new products which conform to or support emerging network telecommunications standards, are compatible with a growing array of computer and peripheral devices, support popular computer and network operating systems and applications, meet a wide range of evolving user needs and achieve market acceptance. There can be no assurance that the Company will be successful in these efforts. In order to develop new products successfully, the Company is dependent upon timely access to information about new technological developments and standards. There can be no assurance that the Company will have such access or that it will be able to develop new products successfully and respond effectively to technological change or new product announcements by others. Furthermore, the Company expects that printer and other peripheral manufacturers will add features to their products that make them more network accessible, which may reduce demand for the Company's network enhancement devices. There can be no assurance that products or technologies developed by others will not render the Company's products non-competitive or obsolete. The fax-on-demand market in general has been negatively affected by the growth of the World Wide Web (the "Web") and the Internet. Although the Company has new web/fax/email products in development, there can be no assurance these products will compete successfully. The Company began shipping the OfficeConnect product line, which includes a Fax server, a Print server and CD-ROM in 1996. Complex products such as those offered by the Company may contain undetected or unresolved hardware defects or software errors when they are first introduced or as new versions are released. Changes in the Company's or its suppliers' manufacturing processes or the inadvertent use of defective components by the Company or its suppliers could adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. The Company has in the past discovered hardware defects and software errors in certain of its new products and enhancements after their introduction. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that any such errors in the future will not result in adverse product reviews and a loss of, or delay in market acceptance.

     The Company has incurred, and the Company expects to continue to incur, substantial expenses associated with the introduction and promotion of new products. There can be no assurance that the expenses incurred will not exceed development budgets or that new products will achieve market acceptance and generate sales sufficient to offset development costs. In addition, programs as complex as those offered by the Company may contain a number of undetected errors or bugs when they are first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by third-party test sites, errors will not be found in future releases of the Company's products, which would negatively affect market acceptance of these products.

                                       3.                           Page 4 of 83

     The introduction of new or enhanced products requires the Company to manage the transition from older products. The Company must manage new product introductions so as to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands. The Company has from time to time experienced delays in the shipment of new products. There can be no assurance that future product transitions will be managed successfully by the Company. See "Business -- Products," "-- Research and Development," and "-- Sales, Marketing and Distribution."

Recent Acquisition

     In November 1996, the Company acquired Ibex. Management of the Company will be required to devote substantial time and attention for an extended period of time to the completion of the acquisition and the integration of these businesses. The integration of recently merged companies is expensive, complex and time-consuming and subject to a number of inherent risks. There can be no assurance that the Company will not experience operational or financial problems as a result of the merger. Should the Company not be able to integrate the businesses in a timely and coordinated fashion, it could result in a material adverse effect on the Company's business, operating results and financial condition. The Company's management group has little experience in business combinations of this size. Realization of the anticipated benefits of the merger will continue to depend in part upon the successful combination and integration of Castelle and Ibex's management. The inability to successfully integrate management or the loss of the services of one or more of these key person could have a material adverse effect on the Company. The management of the Company also must continue to attract and retain key managerial, technical, sales and marketing personnel and continue to motivate employees in light of organizational changes resulting from the merger. In addition, the merger may continue to cause uncertainties, hesitation and possible dissatisfaction among customers and potential customers of the Company. The requirement that management devote substantial time and resources to the process of integrating the two companies and the occurrence of any material operational or financial problems as a result of the merger could have a material adverse effect on the Company's business, operating results and financial condition.

International Sales

     Sales to customers located outside Canada and the United States accounted for approximately 49% and 48% of the Company's net sales in 1996 and 1995, respectively. The Company sells its products in 39 foreign countries through approximately 70 international distributors. A total of 12 distributors in Germany, Japan, the Netherlands and the United Kingdom accounted for approximately 41% and 39% of the Company's international sales in 1996 and 1995, respectively. Macnica, the Company's principal Japanese distributor, accounted for approximately 30% and 26% of the Company's net sales in 1996 and 1995, respectively. The Company expects that international sales will continue to represent a significant portion of the Company's product revenues and that the Company will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. Although the Company has not previously experienced any difficulties under foreign law in exporting its products to other countries, there can be no assurance that the Company will not experience such difficulties in foreign countries in the future. In addition, because the Company invoices its foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for the Company's products by causing its prices to be out of line with products priced in the local currency. See also "Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses." Additionally, any such difficulties would have a material adverse effect on the Company's international sales and a resulting material adverse effect on the Company's business, operating results and financial condition. The Company may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. See "Business -- Sales, Marketing and Distribution."

                                       4.                           Page 5 of 83

History of Losses; Accumulated Deficit

     The Company has experienced significant operating losses and, as of December 31, 1996, had an accumulated deficit of $6.7 million. The development and marketing by the Company of new products will continue to require substantial product development and other expenditures. Although the Company has recently been profitable, there can be no assurance that growth in net sales or profitability will be sustained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Key Personnel

     The Company' success depends to a significant degree upon the continued contributions of the Company's key management, marketing, product development and operational personnel. The success of the Company will depend to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. If the business of the Company grows, it may become increasingly difficult for it to hire, train and assimilate the new employees needed. The Company's inability to retain and attract key employees could have a material adverse effect on the Company's product development, business, operating results and financial condition. The Company does not carry key person life insurance with respect to any of its personnel. See "Directors, Executive Officers, Promoters and Control Persons."

Competition and Price Erosion

     The network enhancement products and computer software markets are highly competitive, and the Company believes that such competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce prices. The Company currently competes principally in the market for network print servers and network fax servers and fax-on-demand software. Increased competition, direct and indirect, could adversely affect the Company's business and operating results through pricing pressure, loss of market share and other factors. In particular, the Company expects that, over time, average selling prices for its print server products may decline as the market for these products becomes increasingly competitive. Any material reduction in the average selling prices of the Company's products would require the Company to increase unit sales in order to avoid a reduction in net sales and would adversely affect gross margins. There can be no assurance the Company will be able to maintain the current average selling prices of its products or the related gross margins.

     The principal competitive factors affecting the market for the Company's products include product functionality, performance, quality, reliability, ease of use, quality of customer training and support, name recognition, price, and compatibility and conformance with industry standards and changing operating system environments. Several of the Company's existing and potential competitors, most notably the Hewlett-Packard Company ("Hewlett-Packard") and Intel Corporation ("Intel"), have substantially greater financial, engineering, manufacturing and marketing resources than does the Company. The Company also experiences competition from a number of other companies. In addition to its current competitors, the Company may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripherals, communications and software companies. As the Company develops and introduces more fax server software products, it may experience increasing competition from companies such as Symantec Corp. ("Symantec") and Computer Associates International, Inc. ("Computer Associates"). There can be no assurance that competitors will not introduce products incorporating technology more advanced than that of the Company. In addition, certain competing methods of communications such as the Internet or electronic mail could adversely affect the market for fax products. Certain of the Company's existing and potential competitors are manufacturers of printers and other peripherals, and these competitors may develop closed systems accessible only through their own proprietary servers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See


                                       5.                           Page 6 of 83

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Competition."

Product Transition; Risk of Product Returns and Inventory Obsolescence

     From time to time, the Company may announce new products, product versions, capabilities or technologies that have the potential to replace or shorten the life cycles of existing products. The release of a new product or product version may result in the write-down of product in inventory if such inventory becomes obsolete. The Company has in the past experienced increased returns of a particular product version following the announcement of a planned release of a new version of that product. Although the Company provides an allowance for anticipated returns, and believes its existing policy results in the establishment of an allowance that is currently adequate, there can be no assurance that product returns will not exceed such allowance in the future and will not have a material adverse effect on the Company's business, operating results and financial condition.

Concentration of Distributors; Distribution Risks

     The Company sells its products primarily through a two-tier domestic and international distribution network, with the Company's distributors selling the Company's products to value-added resellers ("VARs"), retailers and other resellers. The personal computer and networking products distribution industry has been characterized by rapid change, including consolidations due to the financial difficulties of distributors and the emergence of alternative distribution channels. In addition, an increasing number of companies are competing for access to these channels. The Company's five largest distributors accounted for 63% of its net sales in 1996 and 62% of the Company's net sales in 1995. Macnica, the Company's principal Japanese distributor, and Ingram, the Company's largest domestic distributor, accounted for approximately 30% and 14% of its net sales in 1996, respectively, and 26% and 16% of net sales in 1995. The Company's distributors typically represent other product lines that are complementary to, or compete with, those of the Company. While the Company attempts to encourage its distributors to focus on its products through marketing and support programs, these distributors may give higher priority to products of other suppliers, thereby reducing the efforts they devote to selling the Company's products. In particular, certain of its competitors, including Hewlett-Packard and Intel, sell a substantially higher total dollar volume of products through several of the Company's large United States distributors and, as a result, the Company believes such distributors give higher priority to products offered by such competitors. The Company's distributors are not contractually committed to future purchases of the Company's products and could discontinue carrying the Company's products at any time for any reason. In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. The Company has a stock rotation policy with certain of its distributors which allows them to return marketable inventory against offsetting orders. Should the Company reduce its prices, the Company credits certain of its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. In addition, due to industry conditions or the actions of competitors, inventory levels of the Company's products held by distributors could become excessive resulting in product returns and inventory write-downs. There can be no assurance that in the future returns and price protection will not have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Sales, Marketing and Distribution."

                                       6.                           Page 7 of 83

Lack of Product Revenue Diversification

     The Company derives substantially all of its sales from the Fax Server and Print Server line of products. The Company expects that these hardware and software products will continue to account for a majority of the Company's sales in the future. A decline in demand for these products as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Suppliers and Subcontractors

     The Company's products incorporate or require components or sub-assemblies procured from third-party suppliers. Certain of these components or sub-assemblies are available only from a single source, and others are available only from limited sources. Certain key components of the Company's products, including Token Ring interface modules from Silcom Manufacturing Technology Inc. ("Silcom"), a modem chip set from Rockwell International Corporation ("Rockwell")and a microprocessor from Motorola, Inc. ("Motorola"), are currently available from only single sources. Other components of the Company's products are currently available from only a limited number of sources. In addition, the Company subcontracts a substantial portion of its manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support the manufacturing requirements of the Company. The Company does not have material long-term supply contracts with these or any other sole or limited source vendors and subcontractors other than an agreement with SerComm Corporation ("SerComm"), and otherwise purchases components or sub-assemblies on a purchase order basis. The Company's ability to obtain these components and sub-assemblies is dependent upon its ability to accurately forecast customer demand for its products and to anticipate shortages of critical components or sub-assemblies created by competing demands upon suppliers. If the Company were unable to obtain a sufficient supply of high-quality components or sub-assemblies from its current sources, the Company could experience delays in obtaining such components or sub-assemblies from other sources. Resulting delays or reductions in product shipments could adversely affect the Company's business, operating results and financial condition and damage customer relationships. Furthermore, a significant increase in the price of one or more of these components or sub-assemblies or the Company's inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect the Company's business, operating results and financial condition.

     The Company augments its product offerings by obtaining access to third-party products and technologies in areas outside of its core competencies or where the Company believes internal development of products and technologies is not cost effective. The Company's third-party product supplier is SerComm for certain of the Company's print server products. The Company anticipates that such products will constitute an increasing percentage of net sales in the future. There can be no assurance that these products will produce gross margins comparable to those of the Company's internally-generated products. The Company's agreement with its third-party product supplier has a limited term of two years, subject to earlier termination upon the occurrence of certain events. Extensions of the terms of the agreement require the consent of both the Company and its supplier. Although, to date, the Company has not experienced supply problems that were material to the Company's business, there can be no assurance that the parties with which the Company contracts will continue to provide the quantities and quality of products needed by the Company or they will upgrade their respective products on a timely basis. The termination of the Company's relationships with third-party product suppliers and with SerComm, in particular, could result in delays or reductions in product shipments, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Manufacturing."

                                       7.                           Page 8 of 83

Government Regulation

     Certain aspects of the networking industry in which the Company competes are regulated both in the United States and in foreign countries. Imposition of public carrier tariffs, taxation of telecommunications services and the necessity of incurring substantial costs and expenditure of managerial resources to obtain regulatory approvals, particularly in foreign countries where telecommunications standards differ from those in the United States, could adversely affect the Company's business and operating results. In addition, if the Company were unable to obtain regulatory approvals within a reasonable period of time, the Company's operating results could be adversely affected. The Company's products must comply with a variety of equipment, interface and installation standards promulgated by communications regulatory authorities in different countries. Changes in government policies, regulations and interface standards could require the redesign of products and result in product shipment delays which could materially and adversely affect the Company's operating results.

Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses

     The Company's success depends to a certain extent upon its technological expertise and proprietary software technology. The Company relies upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect its technologies. Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that the Company's current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. The Company also relies on technology licenses from third parties. There can be no assurance that these licenses will continue to be available to the Company upon reasonable terms, if at all. Any impairment or termination of the Company's relationship with third-party licensors could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's precautions will be adequate to deter misappropriation or infringement of its proprietary technologies. Furthermore, while the Company has obtained federal registration for many of its trademarks in the United States, certain of its trademarks have not been registered in the United States, and the Company has not registered any of its trademarks in foreign jurisdictions. There can be no assurance that the Company's use of such registered trademarks will not be contested by third parties in the future. See "Business - - Proprietary Rights" and "-- Research and Development."

     The Company has received, and may receive in the future, communications asserting that its products infringe the proprietary rights of third parties or seeking indemnification against such infringement. The Company is not aware that any of its products, trademarks, or other proprietary rights infringe the property rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement clams. Any such claims, with or without merit, can be time consuming and expensive to defend. There can be no assurance that any such intellectual property litigation that may be brought in the future will not have a material adverse effect on the Company's business, operating results and financial condition. As a result of such claims or litigation, it may become necessary or desirable in the future

                                       8.                           Page 9 of 83
for the Company to obtain licenses relating to one or more of its products or relating to current or future technologies, and there can be no assurance that it would be able to do so on commercially reasonable terms. See "Business -- Proprietary Rights" and "-- Research and Development."

Possible Volatility of the Company's Common Stock Price

     The price of the Company's Common Stock has fluctuated widely in the past. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock. The management of the Company believes that such past fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in the condition of the personal computer industry in general. These fluctuations, as well as general economic, political and market conditions, such as recessions or international currency fluctuations, may adversely affect the market price of the Common Stock. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. The Company anticipates that prices for Castelle Common Stock may continue to be volatile. Such future stock price volatility for Castelle Common Stock may provoke the initiation of securities litigation which may divert substantial management resources and have an adverse effect on the Company's business, operating results and financial condition.

Future Capital Requirements

     Although the Company believes that its existing capital resources, expected cash flows from operations and available lines of credit will be sufficient to meet its anticipated capital requirements at least through the next 12 months, the Company may be required to seek additional equity or debt financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's existing and new products and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Voting Control by Officers, Directors and Affiliates

     At February 28, 1997, the Company's officers and directors and their affiliates beneficially owned approximately 14.5% of the outstanding shares of Common Stock. Accordingly, together they had the ability to significantly influence the election of the Company's directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

Certain Charter Provisions

     The Company's Board of Directors has authority to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the shareholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock,


                                       9.                          Page 10 of 83
and as a result, the issuance thereof could have a material adverse effect on the market value of the Common Stock.


                              BUSINESS DESCRIPTION

General

     Castelle designs, develops, markets and supports network enhancement products, both software and hardware, that improve the productivity, performance and functionality of LANs and enhance the LAN user's ability to communicate. The Company's current products include FaxPress fax server systems, LANpress print servers and FactsLine fax-on-demand software. The Company entered the SOBO market through a joint marketing arrangement with 3Com as the supplier of print and fax servers for 3Com's stackable network systems products. See "Products Under Development."

     In November 1996 Ibex merged with and into the Company in a transaction accounted for as a pooling of interests. As a result of the transaction, 790,617 shares of the Company's Common Stock were issued in exchange for all of the outstanding Ibex common stock and preferred stock and 59,345 shares of the Company's Common Stock were reserved for issuance upon exercise of outstanding options to purchase Ibex common stock assumed by the Company in connection with the transaction. Ibex designed, developed and marketed fax-on-demand, fax-gateway, fax broadcast and Web/fax applications sold directly and through value- added resellers. See "Risk-Factors-Recent Acquisition."

Industry Background

     In the mid-1980s, organizations began to interconnect personal computers into LANs in order to allow work groups to share files and peripherals such as printers. Originally, these LANs consisted of a dedicated personal computer, called a file server, on which the network operating system was installed, and multiple personal computers on which users of the LAN ran their applications. The network operating system on the file server provided the server administration and basic file and print sharing. As networks have proliferated throughout organizations and client/server architectures have gained acceptance, LANs have become increasingly complex, the size and graphical intensity of files being transmitted has increased and the applications operating on the LAN have become more mission-critical. These factors have caused network administrators to seek network enhancement products which can improve network performance, enhance the functionality of the current installed base of network hardware and cost-effectively convert single-user resources such as stand-alone printers and telephone lines into shared LAN resources. Fax servers and print servers are two of the primary network enhancement solutions that have emerged to provide cost-effective improvements in network performance and functionality.

     Fax Servers. Fax machines typically used in business environments are characterized by relatively low quality transmissions, low data transmission rates and the inability to send and receive faxes simultaneously. Fax machines also require labor-intensive sorting, copying and routing of faxes in paper form. Alternatively, a dedicated personal computer with a fax modem, while able to store incoming faxes electronically and improve fax quality, is not economical in a LAN environment because each user must have his or her own fax modem and dedicated telephone line. Fax servers have emerged as an economical alternative for providing high performance faxing capability to network users. A fax server connects a LAN to one or more telephone lines, enabling a large number of users to share dedicated telephone lines. Users are able to send faxes directly from their computers or workstations, eliminating the need to print a document, take it to a stand-alone fax machine and wait for its transmission. In addition, a fax server can sort incoming faxes and route them electronically and


                                      10.                          Page 11 of 83
confidentially directly to the electronic mailboxes of the intended recipients and store non-urgent outgoing faxes for automatic transmission at an "off-peak" time when telephone rates are lower.

     Print Servers. The sharing of printers, a basic benefit of a LAN, has traditionally been provided by connecting a printer either to a network file server or to a dedicated personal computer on the network. However, direct connection to the file server has several disadvantages, including the risk of the file server being overburdened by the processing required to print large or graphically complex files, lower print transfer speeds and location inflexibility. Similarly, printer connection to a dedicated personal computer, while providing better location flexibility, is more costly and offers substantially lower print file transfer speed than a dedicated print server can provide. A print server directly connects one or more printers to a LAN, providing a cost-effective, high-speed solution to the demand for shared print resources on a LAN. In addition to providing location flexibility and convenience, print servers improve network performance by relieving the burden on the file server. Furthermore, print servers enable users to access essential information about the status of the printer and their print files and to select their desired printer configuration.

     Fax-On-Demand. Fax-on-demand is the ability to use a touch-tone phone and a fax machine to request and receive information on demand. Although there are a wide variety of applications installed, the two most common applications are customer support and literature fulfillment applications. The largest industry using fax-on-demand is the high-technology sector, with applications also installed in travel, government, newspapers, manufacturing and non-profit organizations. Essentially, any company with information to disseminate publicly is a potential fax- on-demand customer.

     Network enhancement solutions, such as fax servers and print servers, have emerged to gain significant market acceptance due to their ability to improve network performance and personal productivity, enhance network functionality and preserve the investment many companies have made in network hardware. The Company believes that as the client/server computing paradigm continues to gain acceptance and mission-critical applications continue to be ported from mainframes and minicomputers to LANs, corporate processes will become more dependent on the LAN and the performance enhancement that can be achieved on the corporate LAN will more directly impact overall productivity. As LAN users and network managers continue to recognize the benefits of network enhancement products, and as additional network functionality such as facsimile/document communication across the Internet, remote access, scanning, electronic mail and multimedia communications continue to emerge, the Company believes that the demand for such network enhancement products will increase.

     The growth of the Internet has impacted the way businesses manage and distribute information. With the increased use of the Web, many companies are now looking at using both fax-on-demand and the Web for information access. The Web is used for information retrieval by those with Internet access, while fax-on-demand is used by the large percentage of the population that do not have Web access but do have access to a phone and a fax machine.

Castelle Strategy

     Castelle's objective is to be a leading worldwide supplier of network enhancement solutions. The Company intends to continue to provide innovative products focused on enhancing the LAN user's ability to communicate. Key elements of the Company's strategy include:

     Focus on Network Enhancement Products. The Company focuses exclusively on providing innovative, reliable, easy-to-use network enhancement products. Since its inception, the Company has focused on developing networking products that utilize advanced software to tightly integrate proprietary hardware systems with standard computing platforms. As a result, the Company believes it has developed a high level of expertise in networking, software development, hardware design and telephony technology. The Company plans to capitalize on these attributes by

                                      11.                          Page 12 of 83
continuing to focus on providing network enhancement products which enable users to communicate more effectively.

     Broaden Software Offerings. In order to leverage its significant installed base of fax and print servers, the Company is developing a range of value-added software options which increase the functionality of Castelle's products and enable them to address specialized applications. Examples of applications currently available include electronic mail gateways, optical character recognition/image enhancement and billing/analysis and other management utility software. Utilizing an extensive internal database of over 4,000 corporate end-users, the Company is marketing these products through a direct telemarketing team.

     Expand Product Line. The Company is leveraging its expertise in easy-to-use, cost-effective enhancement solutions to offer new network and communications enhancement products. In addition to its recent efforts in the SOBO market and products acquired as a result of the merger with Ibex, the Company continues to expand both its fax server and print server product lines.

     Penetrate the Small Office/Branch Office Market. As the productivity benefits of networks have been demonstrated, small offices and businesses which previously have used stand-alone personal computers are now seeking cost-effective devices which provide basic printing and faxing functionality and are easy to use, install and maintain. Castelle is addressing this market through its licensing and joint marketing agreement with 3Com in which Castelle provides print, fax workgroup and CD-ROM server modules for 3Com's OfficeConnect product line.

     Strengthen and Expand Distribution Channels. The Company has established a two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. The Company also sells through OEM vendors such as Ricoh Corporation ("Ricoh") and Fujitsu Ltd. ("Fujitsu"). The Company is expanding its distribution network in North America, Europe, the Asia-Pacific and Latin America regions and other markets in order to capitalize on the rapid growth in LANs in these regions.

     Leverage Strategic Relationships. The Company augments its product offering by establishing relationships with companies able to provide products in areas outside of the Company's core technical competencies or in instances where internal development of such products is not cost-effective. The Company also establishes relationships with numerous leaders in hardware and software technology to enable it to keep abreast of, and respond quickly to, technological changes that may affect the network enhancement market.

Products

     The Company develops and markets a broad range of products that enhance network productivity, performance and functionality. The Company's current products include FaxPress fax server systems, LANpress print servers and FactsLine fax-on-demand software and a range of software enhancements for its fax and print server product lines. In 1996, Castelle entered the SOBO market through its licensing and joint marketing agreement with 3Com which provides print and fax workgroup server modules for 3Com's OfficeConnect product family.

Fax Servers

     The Company's fax server product line includes FaxPress fax server systems as well as FaxPress software. The Company's line of FaxPress software includes client applications and interfaces for use with the FaxPress system and software enhancements and options. The Company's fax server products allow network users to send, receive, route, print, store, edit and retrieve fax transmissions from their own personal computers on a LAN. These fax server products enable all

                                      12.                          Page 13 of 83
network users to access fax services without requiring a large investment in stand-alone fax machines, fax modem boards or additional telephone lines. Network-based fax capability is a logical extension of network printing capability, enabling users to transmit documents directly to a fax device as easily as if they were printing to a laser printer or sending an electronic mail message. Network fax servers redirect fax output from applications running on a LAN user's personal computer or workstation to a fax queue. The fax server then converts the file to fax format and sends the fax to the intended recipient. The Company's FaxPress products are designed to comply with regulatory standards in the United States as well as Australia, Canada, Germany, Hong Kong, Japan, Korea, the Netherlands, Singapore, Switzerland and the United Kingdom. The Company is seeking regulatory clearance in a number of other countries. During 1996 and 1995, fax servers represented 42% and 38%, respectively, of total net sales.

     FaxPress Systems. Castelle's FaxPress fax server systems are high-performance network-based fax solutions. FaxPress is a compact, self-contained fax server that connects directly to a LAN and is accompanied by software that is installed from any personal computer or workstation on the LAN. FaxPress system products are available in configurations that support one, two or four dedicated telephone lines. In addition, FaxPress system products can function as parallel and serial port print servers. Key features of the FaxPress product line (configured with its current software versions) include:

     o Ability to send faxes from many applications: Easy faxing from within any Windows, Windows 95, Windows NT and DOS application and certain electronic mail applications. The Company expects to introduce client software for the Macintosh in the second quarter of 1997.

     o Electronic routing of faxes: Electronic routing of faxes enhances efficiency and confidentiality through electronic delivery direct to the electronic mailbox of the intended recipient.

     o Retention of document formatting: Retention of all text, fonts and graphics generated by PCL and other leading document format languages. Any document that can be printed to a Hewlett-Packard laser printer can be faxed using the FaxPress system.

     o Ability to use fax servers in tandem: Load sharing between fax servers provides the capability to stack up to five fax server units and share up to 20 modems for outbound faxing.

     o No waiting for document conversion: Internal image processing by the FaxPress provides high image quality and frees the personal computer for end-user applications. The user does not have to wait for a document to be converted to a fax image before using the personal computer for other tasks.

     o    Group  broadcasts/scheduled   transmission:  Delayed  sending  feature
          allows users to send faxes during "off-peak" hours, facilitating low-cost communications for group broadcast and other uses.

     The Company offers a family of FaxPress fax server systems ranging from entry-level products to high-end fax solutions capable of supporting over 500 users. The suggested U.S. list prices for FaxPress fax servers range from $1,695 to $5,795. The following table summarizes the Company's FaxPress system product line:

                                       13.                         Page 14 of 83





------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       NetWorking
                                                                                                       Environment
                          Number        Number                                                  ------------------------
                            of        of Micro-         Memory                                   NetWare,       Windows     TCP/IP
    Product Model         Modems      processors     (Megabytes)     Network Topology            3.x, 4.x         NT       Support
------------------------------------------------------------------------------------------------------------------------------------
OfficeConnect Fax           1             1               4          Ethernet                       x              x          x
FaxPress 1500             1 or 2          1               4          Ethernet                       x                         x
FaxPress 1500-N           1 or 2          1               8          Ethernet                       x              x          x
FaxPress 3000             2 or 4         2-3              4          Ethernet/Token Ring            x                         x
FaxPress 3500             2 or 4         2-3              8          Ethernet/Token Ring            x              x          x
------------------------------------------------------------------------------------------------------------------------------------


     FaxPress Software.  The Company's line of FaxPress software includes client
applications   and  interfaces  for  use  with  FaxPress  systems  and  software enhancements and options.

     o Client Applications and Interfaces: The Company has developed fax applications, available for both Windows and DOS environments, which reside on the LAN user's personal computer and are included as part of the Company's FaxPress products. For the user who has already installed other third-party fax application software, the Company offers software that enables the user to access the capabilities of the Company's FaxPress products through such third-party software. In addition, the Company is developing an interface which enables Macintosh clients to send and receive faxes through FaxPress systems. The Company has also developed utilities that permit network and systems administrators to monitor and control the routing of fax files.

     o Software Enhancements and Upgrades: The Company offers a range of value-added software options which increase the functionality of Castelle's FaxPress systems and enable the FaxPress to address specialized applications. Software upgrades and options are available to the installed base of FaxPress units at prices ranging from $199 to $995. The following table describes the available software options:

--------------------------------------------------------------------------------
Software Option                               Description
--------------------------------------------------------------------------------
Lotus cc:Mail Gateway            Integrates   the  FaxPress   into   the cc:Mail
                                 environment, enabling users to send and receive faxes within cc:Mail.



Novell MHS Mail Gateway          Integrates  the FaxPress  into any Novell MHS-
                                 compatible    electronic    mail   application,
                                 enabling users to send and receive faxes within the electronic mail package.



Novell GroupWise Gateway         Integrates   the   FaxPress   into   Groupwise,
                                 enabling users to send and receive faxes from GroupWise in addition to sending documents in native format as fax attachments.


Lotus Notes Gateway              Integrates  the   FaxPress  into  Lotus  Notes,
                                 enabling users to send and receive faxes from Lotus Notes.

Embedded Codes Gateway           Enables  mainframe computer users to send faxes
                                 using the FaxPress server.

Optical Character Recognition/   Enables an incoming fax to be converted into an
Image Enhancement                editable format.  Image  enhancement capability
                                 enables the electronic editing of a fax image to correct visual defects.

Billing and Analysis Software    Analyzes and  allocates cost of faxing by user,
                                 department or customer and creates "ready to print" reports.

FaxPress Print Server Software   Enables the FaxPress  to act as a network print
                                 server.
--------------------------------------------------------------------------------

                                       14.                         Page 15 of 83

Print Servers

     The Company's print server products perform network printing services otherwise handled by a file server or a dedicated personal computer. The Company offers a family of multi-protocol external and internal print servers that enhance overall network performance by reducing the burden on the file server or a dedicated personal computer. During 1996 and 1995, print servers represented 44% and 48%, respectively, of total net sales.

     The Company believes its print servers provide a superior method of connecting printers to a LAN for a number of reasons, including:

     o Network performance enhancement: The Company's print servers enable substantially higher print file transfer speeds than file servers while reducing the data transfer and processing burden on file servers.

     o Plug-and-play in a multi-protocol environment: The Company's print servers offer easy installation and configuration, with multiple protocols enabling a seamless integration into a mixed network environment. This is not possible using either a dedicated personal computer or a file server.

     o    Location flexibility:  The Company's print servers are self-contained,
          can   be   located   anywhere   on   a   network   and   can   support
          printer-clustering as well as single printer connectivity.

     o    Cost-effectiveness:    The   Company's    print   servers   are   more
          cost-effective than dedicated personal computers or direct file server connections.

     o Compatibility: The Company's print servers are compatible with printers from virtually all major printer vendors and support leading network operating systems on both the Ethernet network (100 Base-T or 10 Base-T) and Token Ring network.

     LANpress Product Line. The Company's LANpress products are external print servers that are independent nodes on a network. They represent superior methods of connecting printers to a LAN due to their multi-protocol capabilities. With a variety of configurations for a single printer or up to 4 printers, and support for NetWare (true NDS), UNIX, Windows NT, Windows 95, Windows for Workgroups and Appletalk, LANpress is compatible with printers with standard parallel or serial interfaces and is targeted at the large installed base of stand-alone printers. LANpress has remote management and configuration features enabling the network administrator to check for print queues and status, locate sources of problems and reconfigure units within the network from anywhere on the LAN. LANpress selectively routes to all networked printers and thereby improves the productivity of all printers across the network. LANpress products can serve up to 64 print queues on up to 16 file servers. The suggested U.S. list price for LANpress print servers ranges from $379 to $719.

                                       15.                         Page 16 of 83

     The following table summarizes the Company's line of LANpress external print servers:

------------------------------------------------------------------------------------------------------------------------------------


                                 Network Topology                           Networking Environment
                           ------------------------  -----------------------------------------------------------------       Flash
         Product                             Token          NetWare          UNIX         Windows NT         Apple          Upgrade
    Configuration (1)         Ethernet        Ring       2.x, 3.x, 4.x      TCP/IP        Windows 95       Ethertalk      Capability
------------------------------------------------------------------------------------------------------------------------------------
OfficeConnect Print (1)          x                             x              x               x                               x
LANpress 3P/100 (4)              x                             x              x               x                x              x
LANpress Jr. MP (2)              x                             x              x               x                x              x
LANpress 1P MP (3)               x                             x              x               x                x              x
LANpress 2+1 MP (4)              x             x               x              x               x                x              x
LANpress 3+1 MP (4)              x                             x              x               x                x              x
------------------------------------------------------------------------------------------------------------------------------------




(1)      2 Centronics parallel ports
(2)      Connects directly to port on Printer
(3)      1 Centronics parallel port
(4)      Numbers refer to the number of parallel and serial port connections, respectively.


Fax-On-Demand

     Castelle's fax-on-demand product suite consists of its flagship system, FactsLine for windows, along with optional advanced modules; FactsLine for Windows NT; RightFAX Edition and Fax-It-Back.

     FactsLine for Windows. Castelle's Windows-based, fax-on-demand software enables the access of information via a phone and a fax machine and allows the dissemination of information via "broadcasting" to a select database of fax numbers. With the addition of a number of optional advanced modules and features -- the management and capabilities of the FactsLine for Windows systems can be further optimized. Key optional advanced modules and features include:

     o Intelligent Menus: expands the branching technique of FactsLine to include powerful logic and analysis capability.

     o Credit Card: allows FactsLine to verify, authorize and charge caller's credit cards.

     o Application Programming Interface (API): enables FactsLine to retrieve information from another computer and then fax or read back dynamic information to a caller.

     o Aspect Integration: integrates FactsLine with Aspect to provide powerful caller queuing, intelligent call routing and convenient fax retrieval functions.

     o FactsLine for Notes: merges FactsLine with the document management capabilities of Lotus Notes.

     o Transaction Manager: provides sophisticated management features to achieve the ultimate performance from a FactsLine fax-on-demand system.

                                       16.                         Page 17 of 83

     o Fax Description Language: provides a scripting language that adds graphical interest to your faxable documents.

     o FactsLine for the Web: an add-on to Web servers, which allows native Web documents to be used as fax-on-demand documents.

     o    OpenFax:   allows  native  Windows  applications  files  on  FactsLine fax-on-demand systems.

     o Fax Gateway: allows third party programs to send fax transactions via the intelligent Ibex fax engine.

     InfoPress Product Family. Castelle is developing support for the Microsoft Windows NT operating system under the new InfoPress product family. The InfoPress Fax-On-Demand module will eventually replace FactsLine for Windows as the flagship fax-on-demand solution. Since the FactsLine for Windows product line consists of numerous modules and added-cost options, complete support for NT across the entire product line will not occur until late in 1997.

     New Product Line. Infopress will allow companies to use one source of documents in a Castelle document library and to automatically publish the documents using the following methods:

     o    Fax-on-Demand
     o    Email-on-Demand
     o    Web Delivery

     Users can update one document, and the information will automatically be available via the Web, via fax- on-demand, or via an enhanced auto-reply email feature called Email-on-Demand. Web coding using HTML, Java, or CGI scripting is not required. Similarly, there is no fax-on-demand or mail-server configuration needed when documents are added or deleted.

     The InfoPress allows cost-effective, automated and immediate information retrieval using tools that everyone understands. A technically-savvy consumer can access a document using the Web. Another person can access the same document via email if they choose. Still another person, perhaps not connected to the Internet, can use their touch-tone phone to select the same document to be faxed to their fax machine.

     The InfoPress publishes documents automatically. All document catalogs, whether they be an interactive Web page, a fax-on-demand index or an email index, will be updated whenever the user adds, changes, or deletes a document in the system.

     Email-on-demand. Email-on-demand is the ability to use email (local or Internet) to request and receive information on demand. Auto-reply email exists today, but is limited to receiving one document, usually in text format.

     The main benefits of email-on-demand are:

     o    Email via Internet is more prevalent than the Web

     o Email-on-demand can be done on a "batch" basis. Users can order documents, which will be delivered to their email inbox. In other words, there is no waiting to download documents on the Web and no "surfing" to find documents.

                                      17.                          Page 18 of 83

     Fax-It-Back. Castelle's entry-level Windows 95 fax-on-demand system is specifically designed for small- to mid-size organizations and departmental use and provides a professional multi-line (one or two lines) system sturdy enough for production fax-on-demand, yet affordable and easy for non-technical staff to use.

Small Office/Branch Office Market: The OfficeConnect Family of Products

     Castelle has partnered with 3Com to develop the OfficeConnect product family to target the SOBO marketplace. Under the agreement between the companies, each party maintains proprietary rights to the products it develops. Castelle has been responsible for developing the fax and print server modules, while 3Com has been responsible for the hub unit and Integrated Services Digital Network ("ISDN") dial-up router. Castelle and 3Com have engaged in joint marketing activities to promote the products. The sales and marketing personnel of each company have been provided with technical training and promotional literature by the other company and the companies have cooperated in trade shows and other promotional activities such as advertising and direct mail marketing. Both the fax server and print server modules have the same look and feel as the 3Com OfficeConnect products. Castelle's fax server module is a low-cost, single-line, workgroup-based fax sharing device. Castelle's print server module has two parallel ports and is software upgradeable using flash memory. The network operating systems supported by the fax server include NetWare and Windows NT. The print servers also provide support for UNIX and Microsoft peer-to-peer.

     OfficeConnect CD-ROM Server. Castelle introduced another member to the OfficeConnect family. The OfficeConnect CD-ROM Server began shipping in the fourth quarter of 1996. The CD-ROM Server is a multi- protocol unit designed to provide simultaneous network access for up to seven attached CD-ROM drives. It offers many of the key benefits that differentiate the OfficeConnect family from the competition, including easy installation, easy manageability, reliability and advanced technology. Castelle has licensed certain CD-ROM technology from Compact Devices, Inc., an acknowledged technology leader in CD Server technology, in order to address key time-to-market objectives with this new product.

Products Under Development

     Hewlett-Packard Scanner Integration. In April 1996, Castelle entered into a joint marketing and development relationship with Hewlett-Packard's Scanner division to integrate its FaxPress product line with Hewlett Packard's ScanJet product family. This integration allows users on a network to instantly scan in documents, edit them, and fax them out without the use of standalone fax machines or scanners. This partnership is designed to provide users the benefit of increased speed and higher quality.

                                       18.                         Page 19 of 83

     FaxPress Systems. Castelle is continuing to expand and enhance its FaxPress product line. Ongoing projects include the development of a new intelligent modem board that will support up to four 33,600 bps modems. This new board is being designed to comply with the latest fax standards and to allow a single FaxPress unit to support up to eight telephone lines.

     FaxPress Software. Castelle is currently developing a number of software enhancements for its FaxPress product line including Microsoft Exchange compatibility, an Internet browser gateway and an improved user interface, as described below:

     o Microsoft Exchange Compatibility. Microsoft Exchange compatibility will enable Microsoft Exchange users to send and receive faxes using the FaxPress. In addition, this gateway will enable binary file transfer from a FaxPress client to another FaxPress client or an Exchange client.

     o Internet Browser Gateway. The Castelle Internet Browser Gateway software will allow the FaxPress server to respond to Hypertext Markup Language ("HTML") requests. HTML is the predominant language of the World Wide Web. With this server software, any LAN user, whether connected to a LAN locally or as a mobile user through a communications gateway, will be able to use a World Wide Web browser, to access the FaxPress server "home page fax director" and view incoming faxes or to send a fax. This gateway capability allows UNIX users to send and receive faxes, even though FaxPress does not presently support the UNIX operating system.

     o User Interface. Castelle continues to improve its user interface by adding new functionalities such as a more advanced phone book structure, the use of additional cover pages, greater facility when attaching documents for transmission and a new look and feel for wider user acceptance.


     InfoPress Web Delivery. The InfoPress will automatically create and maintain Web sites for users. Navigation pages with hot links, and content pages with the actual information content will be automatically created. The InfoPress brings document management, version control and other management features to Web site management.

     The Web site that this product creates is intended for automatic high volume management and delivery of documents such as support or product information. It is not designed to create highly graphical and interactive Web pages, although the automatically created pages can easily be linked to the custom created pages.

     Product Benefits. The InfoPress will also introduce a new "fax-it-to-me" feature for Web and email users. Thus, users of the product can access the same source of document in the following ways:

     o    Download documents on Word Wide Web direct to Web browser

     o Select documents on Web, but choose to fax them (or forward them via fax)

     o    Select documents in email message, to be returned via email

     o    Select documents in email message, to be returned via fax

     o Select documents via telephone keypad, to be returned via fax (fax-on-demand)

Research and Development

     The Company was an early entrant into the fax server and print server markets and has made substantial investments in research and development. Most of the Company's early product development initiatives was directed towards fax server products although much of the resultant technology has application to the further development of the Company's print server products. Currently, a

                                      19.                          Page 20 of 83
significant percentage of the Company's research and development expenses are related to software development. The Company believes that its continued success will depend in part upon its ability to enhance its existing products, introduce new products on a timely basis, maintain compatibility with new releases of network operating systems and other relevant software and continue to develop technology that can be incorporated into products that meet changing end-user requirements. The Company intends to leverage its proprietary technology and industry expertise into new product offerings that it believes will further enhance network users' productivity. In addition, the Company intends to continue to expand the software component of its products to enhance functionality and improve performance.

     To facilitate product development, the Company works closely with its end-users, VARs, distributors and strategic partners to identify market needs and define product specifications early in the development process. In order to develop products successfully, the Company is dependent on timely access to information about new developments in the marketplace. There can be no assurance that the Company will have such access or that it will be able to develop new products successfully and respond effectively to technological change or new product announcements by competitors.

Sales, Marketing and Distribution

     Castelle sells its products through multiple channels depending on the product, market and customer need. The Company has an established two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. The Company also sells through OEM vendors such as Ricoh and Fujitsu. Software enhancements and options that complement the FaxPress product line are primarily marketed directly by the Company to registered end-users. The direct sales group works closely with the distributors and VARs in qualifying sales opportunities for the fax server and print server product lines. The Company is expanding its distribution network in North America, Europe, the Asia-Pacific and Latin America regions and other markets in order to capitalize on the anticipated growth in LANs in these regions. The Company's European headquarters in the Netherlands provides sales and support services to a distributor network covering most European countries, with a primary emphasis on Germany and the United Kingdom.

     Demand for Castelle's products is created through targeted and active participation in industry networking and communication trade shows, as well as advertising in associated publications. The Company also increases awareness of Company products through advertising, generating client leads, instituting direct mail campaigns, sending Company newsletters, offering seminars, trade shows and conferences and other forms of public relations efforts. The Company's sales and marketing efforts are enhanced by a specific program designed to encourage VARs and other resellers to promote and sell the Company's products. Such promotion is encouraged by providing participants in the program with technical support on a priority basis, product literature, on-site sales and support training, sales leads, free software upgrades, and other forms of sales promotions. In addition to its other activities, Castelle's marketing staff employs various research methods, gathering information from many sources such as VARS and other resellers, customers, distribution partners, OEM partners, strategic partners, and press/publication groups. Product development, sales and client services/support personnel benefit from the information gathered in planning future products.

     The Company's five largest distributors accounted for approximately 63% of the Company's net sales in 1996 and 62% of its net sales in 1995. Macnica, the Company's principal Japanese distributor, and Ingram Micro, the Company's largest domestic distributor, accounted for approximately 30% and 14%, respectively, of the Company's net sales in 1996 and 26% and 16%, respectively, of its net sales in 1995. Sales to customers located in the Pacific Rim and Europe made up approximately 49% and 48% of the Company's net sales in 1996 and 1995, respectively. The Pacific Rim has been the fastest growing sector for the Company primarily due to strong market growth and a relationship with Macnica. The Company's distributors typically represent other product lines that are complementary to or compete with, those of the Company. While the Company attempts to encourage its distributors to focus on its products through marketing and support programs, these distributors may give higher priority to products of other suppliers, thereby reducing the efforts they devote to selling the Company's products. In particular, certain of its competitors, including Hewlett-Packard and Intel, sell a substantially higher total dollar volume of

                                      20.                          Page 21 of 83
products through several of the Company's large United States distributors and, as a result, the Company believes such distributors give higher priority to products offered by such competitors. The Company's distributors are not contractually committed to future purchases of the Company's products and could discontinue carrying the Company's products at any time for any reason. In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. The Company has a stock rotation policy with certain of its distributors which allows them to return marketable inventory against offsetting orders. Should the Company reduce its prices, the Company credits certain of its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. In addition, due to industry conditions or the actions of competitors, inventory levels of the Company's products held by distributors could become excessive resulting in product returns and inventory write downs.

Customer Service and Support

     The Company's customers require service support, which is available at all times to assist customers with installation, use and operation issues. The Company has network engineers at corporate headquarters as well as in the field. Support is provided under warranty as well as with different extended software and hardware support agreements sold directly to the customer by the Company. An electronic bulletin board is available on a 24-hour basis to assist customers in obtaining pertinent facts. The Company is also implementing other customer support activities, including a World Wide Web site as well as an internal help desk system. The Company's technical support is also accessible through CompuServe.

Competition

     The network enhancement products and computer software markets are highly competitive, and the Company believes that such competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce prices. The Company currently competes principally in the market for network print servers and network fax servers and fax-on-demand software. Increased competition, direct and indirect, could adversely affect the Company's business and operating results through pricing pressure, loss of market share and other factors. In particular, the Company expects that, over time, average selling prices for its print server products may decline as the market for these products becomes increasingly competitive. Any material reduction in the average selling prices of the Company's products would require the Company to increase unit sales in order to avoid a reduction in net sales and would adversely affect gross margins. There can be no assurance the Company will be able to maintain the current average selling prices of its products or the related gross margins.

     The principal competitive factors affecting the market for the Company's products include product functionality, performance, quality, reliability, ease of use, quality of customer training and support, name recognition, price, and compatibility and conformance with industry standards and changing operating system environments. Several of the Company's existing and potential competitors, most notably Hewlett-Packard and Intel , have substantially greater financial, engineering, manufacturing and marketing resources than does the Company. The Company also experiences competition from a number of other companies. In addition to its current competitors, the Company may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripherals, communications and software companies. As the Company develops and introduces more fax server software products, it may experience increasing competition from companies such as Symantec and Computer Associates. There can be no assurance that competitors will not introduce products incorporating technology more advanced than that of the Company. In addition, certain competing methods of communications such as the Internet or electronic mail could adversely affect the market for fax products. Certain of the Company's existing and potential

                                      21.                          Page 22 of 83
competitors are manufacturers of printers and other peripherals, and these competitors may develop closed systems accessible only through their own proprietary servers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Competition."

Manufacturing

     The Company's current in-house manufacturing operations consist primarily of material planning, final test and assembly, quality control and service repair. Certain of the Company's manufacturing operations are performed by third party manufacturers that provide customized, integrated manufacturing services, including procurement, manufacturing and associated printed circuit board assembly. The Company also relies on SerComm to provide it with certain of its print server products. These arrangements enable the Company to shift certain costs to such providers, thereby allowing the Company to focus resources on its product development efforts. The failure of such manufacturers, particularly SerComm, to meet their contractual commitments to the Company could cause delays in product shipments, thereby potentially adversely affecting the Company's business, operating results and financial condition.

     The Company does not currently have any material long-term supply contracts with any of its manufacturing subcontractors or component suppliers other than an agreement with SerComm relating to the manufacture of print servers. Other than its relationship with SerComm, the Company purchases components on a purchase order basis. The Company owns all engineering and sourcing documentation and functional test equipment and tooling used in manufacturing its products, except for the products which are produced by SerComm, and believes that it could shift product assembly to alternate suppliers if necessary. Certain key components of the Company's products, including Token
Ring interface modules from Silcom, a modem chip set from Rockwell, and a microprocessor from Motorola, are currently available from only single sources. Other components of the Company's products are currently available from only a limited number of sources. In addition, the Company subcontracts a substantial portion of its manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support the manufacturing requirements of the Company. The Company's ability to obtain these components or sub-assemblies is dependent upon its ability to accurately forecast customer demand for its products and to anticipate shortages of critical components or sub-assemblies created by competing demands upon suppliers. If the Company were unable to obtain a sufficient supply of high-quality components or sub-assemblies from its current sources, the Company could experience delays in obtaining such components or sub-assemblies from other sources. Resulting delays or reductions in product shipments could adversely affect the Company's business, operating results and financial condition and damage customer relationships. Furthermore, a significant increase in the price of one or more of these components or sub-assemblies or the Company's inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect the Company's business operating results and financial condition.

Proprietary Rights

     The Company's success depends to a certain extent upon its technological expertise and proprietary software technology. The Company relies upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect its technologies. Additionally, the Company generally enters into confidentiality agreements with those employees, distributors, customers and suppliers who have access to sensitive information and limits access to and distribution of its software documentation and other proprietary information. Because of the rapid pace of technological change in the LAN product industry, the Company believes that patent protection for its products is less significant to its success than the knowledge, ability and experience of its employees, the frequent introduction and market acceptance of new products

                                      22.                          Page 23 of 83
and product enhancements, and the timeliness and quality of support services provided by the Company. See "Risk Factors -- Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses."

     Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's precautions will be adequate to deter misappropriation or infringement of its proprietary technologies. Furthermore, while the Company has obtained federal registration for many of its trademarks in the United States, certain of its trademarks have not been registered in the United States and the Company has not registered any of its trademarks in foreign jurisdictions. There can be no assurance that the Company's use of such unregistered trademarks will not be contested by third parties in the future. In addition, the laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that the Company's current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. The Company also relies on technology licenses from third parties. There can be no assurance that these licenses will continue to be available to the Company upon reasonable terms, if at all. Any impairment or termination of the Company's relationship with third-party licensors could have a material adverse effect on the Company's business and operating results.

Government Regulation

     Certain aspects of the networking industry in which the Company competes are regulated both in the United States and in foreign countries. Imposition of public carrier tariffs, taxation of telecommunications services and the necessity of incurring substantial costs and expenditure of managerial resources to obtain regulatory approvals, particularly in foreign countries where telecommunications standards differ from those in the United States, could adversely affect the Company's business and operating results. In addition, if the Company were unable to obtain regulatory approvals within a reasonable period of time, the Company's operating results could be adversely affected. The Company's products must comply with a variety of equipment, interface and installation standards promulgated by communications regulatory authorities in different countries. Changes in government policies, regulations and interface standards could require the redesign of products and result in product shipment delays which could materially and adversely affect the Company's operating results.

Employees

     As of December 31, 1996, the Company employed a total of 122 full-time equivalent personnel, 28 in manufacturing, 34 in sales and marketing, 30 in engineering, 15 in customer service and 15 in finance and administration. In addition, the Company employs people on a part-time or contract basis. The Company intends to continue to hire additional personnel in connection with the expansion of its operations. The Company has never had a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

     The Company has entered into confidentiality agreements with its employees (including its officers) that prohibit disclosure of confidential information to anyone outside of the Company both during and subsequent to employment and require disclosure to the Company of ideas, discoveries or inventions relating

                                      23.                          Page 24 of 83
to or resulting from the employee's work for the Company and assignment to the Company of all proprietary rights to such ideas, discoveries or inventions.

ITEM 2.   PROPERTIES

     The Company's headquarters, including its executive offices and corporate administration, development, manufacturing, marketing, sales and technical services/support facilities, are located in Santa Clara, California with an aggregate of approximately 21,400 square feet of floor space. The Company occupies this facility under a lease, the term of which expires in October 2000. The Company also occupies an additional 5,200 square feet of floor space which is located in El Dorado Hills, California. This facility is under a lease, the term of which expires in the year 2000. In addition, the Company rents office space for sales and customer support offices in Florida, Illinois, Pennsylvania, Germany and the Netherlands. The Company believes its existing facilities will be adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any pending or threatened litigation against the Company that could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders was held November 19,1996.

     A proposal to approve and adopt the Agreement and Plan of Reorganization dated as of August 22, 1996 (the "Merger Agreement"), among Castelle, Ibex and certain shareholders of Ibex, and to approve the merger (the "Merger") of Castelle with and into Ibex pursuant to the Merger Agreement and the issuance of Common Stock in the Merger was approved by the shareholders. This proposal received the following votes:

                  For:             2,264,277
                  Against:               318
                  Abstain:                 0

     As a result of the Merger, Ibex shareholders received 4.029796 shares of Castelle Common Stock for each share of Ibex Common Stock and Ibex shareholders received 5.029796 shares of Castelle Common Stock for each share of Ibex preferred stock, and Ibex merged into Castelle.

     The stockholders elected the Board's nominees as directors by the votes indicated:

         Nominee                  Votes in Favor             Votes Withheld

         Arthur H. Bruno            2,264,580                      15
         John Freidenrich           2,264,580                      15
         Alan Kessman               2,264,580                      15
         Kanwal S. Rekhi            2,264,580                      15
         Delbert W. Yocam           2,264,580                      15

     The  selection of Coopers & Lybrand  L.L.P.  as the  Company's  independent
auditors  was  ratified  with  2,264,595   votes  in  favor,  0  against  and  0
abstentions.

                                       24.                         Page 25 of 83

                                     PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
             MATTERS

     The Company's Common Stock (Nasdaq symbol "CSTL") began trading on the over-the-counter market through the Nasdaq National Market on December 20, 1995. The following table presents information during fiscal 1996 and the fourth quarter of fiscal 1995 on the price range of the Company's Common Stock, indicating the high and the low sale prices reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

FISCAL 1995                       HIGH                  LOW
Fourth Quarter                   $7-3/4              $6-15/16

FISCAL 1996                       HIGH                  LOW
First Quarter                    $9-1/4                 $7
Second Quarter                   $9-3/4               $7-1/4
Third Quarter                      $8                 $6-1/2
Fourth Quarter                   $6-7/8               $5-1/4


     As of December 31, 1996, there were 139 holders of the Company's Common Stock, which does not include those who held in street or nominee name. On February 28, 1997, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $7-1/8 per share.

Dividend Policy

     The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in the section entitled "Business - Risk Factors."

Results of Operations

     Net sales increased 16% to $32.7 million in 1996 from $28.2 million in 1995. The increase in net sales resulted primarily from higher sales of the Company's fax server products. Fax server product sales increased by 28% to $13.8 million in 1996 from $10.8 million during 1995. Net sales increased 27% in 1995 to $28.2 million from $22.2 million in 1994. This increase was principally due to an increase in sales of the FaxPress product line, principally the FaxPress 2000 and FaxPress 3000, and increased demand for print servers in Japan. International sales were $15.9 million, $13.5 million and $8.3 million in 1996, 1995 and 1994, respectively, representing 49%, 48% and 37%, respectively, of net sales in 1996, 1995 and 1994. These increases are due primarily to sales growth in the Pacific Rim region. Although all of the Company's international sales to date have been determined in U.S. dollars, such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

                                       25.                         Page 26 of 83

     Cost of sales includes cost of materials, including components, manuals, diskettes and their duplication, packaging materials, assembly and shipping, as well as certain royalties. Cost of sales also includes compensation costs and overhead related to the Company's manufacturing operations and warranty expenses. Cost of sales were $15.6 million, $14.3 million and $12.2 million in 1996, 1995 and 1994, respectively, and represented 48%, 51% and 55% of net sales for those years. Cost of sales has increased in absolute dollars but decreased as a percentage of net sales from 1994 to 1996. This percentage decrease is primarily attributable to changes in product mix towards a higher proportion of net sales derived from fax server products as well as manufacturing and purchasing efficiencies realized from higher volume operations.

     Research and development expenses were $3.0 million, $2.7 million and $2.6 million in 1996, 1995 and 1994, respectively. Most of the Company's product development efforts during these periods were focused on fax server products, although much of the resultant technology has application to the further development of the Company's print server products. A significant percentage of the Company's research and development expenses is related to software development. The Company anticipates that the dollar amount of research and development expenses will increase in the future as a result of its continuing commitment to the development of new products.

     Sales and marketing expenses were $8.7 million, $7.0 million and $5.4 million for 1996, 1995 and 1994, respectively, and represented 27%, 25% and 24% of net sales for those periods. Sales and marketing expenses have continued to increase in absolute dollars, as well as a percentage of net sales, due to increases in the number of sales and marketing personnel, additional sales and advertising promotional expenses and facilities-related expenses needed to address sales opportunities and better support customers using the Company's products.

     General and administrative expenses were relatively constant at $1.9 million, $1.7 million and $1.7 million for 1996, 1995 and 1994, respectively, or 6%, 6% and 8% of net sales for those periods.

     During the year, the Company incurred expenses of $1.4 million to acquire Ibex Technologies, Inc., a leading supplier of fax-on-demand software. For further information, see the Company's Form S-4 (Registration No. 333-14815), as filed with the Securities and Exchange Commission on October 24, 1996.

     Net interest income was $341,000 in 1996, and net interest expense was $304,000 and $481,000 in 1995 and 1994, respectively. The increase in interest income in 1996 was due primarily to interest earned on investment balances related to funds generated by the Company's initial public offering in December 1995 and the decrease in interest expense resulting from retiring the Company's outstanding debt during 1996. The decrease in interest expense in 1995 relative to 1994 was due to reductions in the Company's debt.

     The Company recorded a benefit from income taxes in 1996 of $3.4 million and provisions for income tax in 1995 and 1994 of $69,000 and $121,000, respectively. In 1996, in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," the Company recorded an income tax benefit of $4.2 million, reflecting the recognition of various deductible deferred assets, including prior years' net operating loss carry forwards, business tax credits and various temporary accounting differences. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the Company's provision for income taxes.

     Liquidity and Capital Resources. Since its inception in 1987, Castelle has funded its operations primarily through issuances of capital stock and bank borrowings. Cash flows from operations were $398,000, $3.2 million and $3,000 in 1996, 1995 and 1994, respectively. Castelle acquired capital equipment of $425,000, $241,000 and $446,000 in 1996, 1995 and 1994, respectively.

     As of December 31, 1996, the Company had $8.2 million of cash and cash equivalents. Working capital increased to $13.2 million at December 31, 1996 from $9.4 million at December 31, 1995. The Company has a $6.0 million secured revolving line of credit with a bank which expires in June 1997, pursuant to which the Company may borrow 75% of eligible domestic accounts receivable at the

                                       26.                         Page 27 of 83
bank's prime rate. As of December 31, 1996 the Company had no outstanding borrowings under this line of credit. In addition, the Company has a $3.0 million foreign accounts receivable and inventory line of credit which is part of the overall $6.0 million commitment. The Company may borrow 90% of eligible accounts receivable and 40% of eligible inventory. Under the terms of the agreement, the Company is required to comply with covenants, including a certain minimum quick ratio and tangible net worth and maximum debt to tangible net worth, is prohibited from paying cash dividends and is also restricted from loaning money or assets or entering into any mergers or acquisitions where the total consideration exceeds $15,000,000, without the bank's consent. The Company is in compliance with these covenants and at December 31, 1996 has no borrowings under the line of credit.

     Although the Company believes that its existing capital resources, expected cash flows from operations and available lines of credit will be sufficient to meet its anticipated capital requirements at least through the next 12 months, the Company may be required to seek additional equity or debt financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's existing and new products and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all.

ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements of the Company and the report of the Company's independent accountants are included in Item 13:

               Report of Coopers & Lybrand L.L.P., Independent Accountants Consolidated Balance Sheets as of December 31, 1996 and 1995
               Consolidated   Statements  of  Operations  for  the  years  ended
               December  31,  1996,  1995  and 1994
               Consolidated Statement of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994
               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
               Notes to Consolidated  Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                       27.                         Page 28 of 83

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers.

     The names of the directors and executive officers and of the Company and their ages as of February 28, 1997 are set forth below:

Name                      Age    Position
Arthur H. Bruno           63     Chairman of the Board, Chief Executive Officer,
                                 President and Director
Jerome J. Burke           56     Executive Vice President
Randall I. Bambrough      41     Chief Financial Officer, Vice President of
                                 Finance and Administration and Secretary
John Freidenrich (1)      59     Director
Alan Kessman (2)          50     Director
Kanwal S. Rekhi (1)       50     Director

---------------

(1)      Member of Compensation Committee of the Board of Directors.
(2)      Member of Audit Committee of the Board of Directors.

Arthur H. Bruno

     Mr. Bruno has served as the Company's Chairman, Chief Executive Officer and President since October 1993. From 1991 to 1993, he was Chairman and Chief Executive Officer of White Pine Software Inc., a desktop connectivity company. From 1989 to 1991, he was the Chairman and Chief Executive Officer of Wellsley Medical Management Corporation, a primary care medical service provider. From 1986 to 1989, he was the Chairman and Chief Executive Officer of Visual Technology Incorporated, the predecessor to White Pine Software Inc. Mr. Bruno has served as a director of White Pine Software, Inc. since February 1994 and is also a director of several privately-held companies.

Jerome J. Burke

     Mr. Burke joined the Company and has served as the Company's Executive Vice President since December 1993. From 1988 through November 1993, Mr. Burke was Executive Vice President of Sales and Marketing of White Pine Software Inc. and its predecessor, Visual Technology Incorporated.

Randall I. Bambrough

     Mr. Bambrough joined the Company in June 1992 and was named to his current positions in August 1995. From October 1990 until joining the Company, Mr.
Bambrough was a self-employed financial consultant. Prior to that time, Mr. Bambrough was employed by Daisy Systems, Inc., an electronic design automation software company, in various financial management positions.

                                       28.                         Page 29 of 83

John Freidenrich

     Mr. Freidenrich has served as a director of the Company since January 1994. Since 1981, he has been a general partner of various entities established by Bay Partners, a venture capital group. Currently, Mr. Freidenrich is a general partner of Bay Management and Bay Management Company IV, L.P., the general partner of Bay Partners III, L.P. and Bay Partners IV, L.P., respectively. Mr. Freidenrich was also a partner in, or of counsel to, the law firms of Ware & Freidenrich or Gray, Cary, Ware & Freidenrich from January 1987 through December 1991.

Alan Kessman

     Mr. Kessman has served as a director of the Company since April 1992. He has also served as Chairman of the Board, President, and Chief Executive Officer of Executone Information Systems, Inc., a telecommunications company, since August 1983.

Kanwal S. Rekhi

     Mr. Rekhi has served as a director of the Company since April 1995. Currently retired, Mr. Rekhi served as Executive Vice President of Novell, Inc. from June 1989 through January 1995. Mr. Rekhi also served as a director of Novell, Inc. from June 1989 through August 1995, as a director of Gupta Corporation from June 1990 through September 1996 and as a director of CyberMedia, Inc., since September 1995.

Other Key Employees

     In addition to directors and executive officers, the Company has the following key employees:

     Ariel Bialik joined the Company in January 1990 as Manager of Software Engineering and has served since 1993 as Director of Software Development. While at Castelle, Mr. Bialik has managed all software product development and maintenance activities and assisted in establishing the technology direction of the Company. Prior to joining Castelle, Mr. Bialik was a member of the technical staff at Daisy Systems, Inc. Mr. Bialik holds a B.Sc. degree in Electrical Engineering from the Technion Israel Institute of Technology.

     Ney Grant has served as the President of the Company's Ibex division since the acquisition of Ibex by the Company in November 1996. Mr Grant was a co-founder of Ibex in 1989 and served as its President from 1990 through the Company's merger with and into Castelle in 1996. From 1988 to 1989, Mr. Grant was a product marketing manager at Genesis Electronics Corp. a manufacturer of voice mail systems. From 1986 to 1988, Mr. Grant served as general manager at Heuristics, Inc., an industrial software company. Mr. Grant holds an engineering degree from the University of California, Santa Barbara and an MBA from the University of California, Davis.

     Donald Masulis, a founder of the Company, has served as Director of Technology since October 1993. Mr. Masulis is responsible for the software development of various versions of the FaxPress and LANpress products and directs the Company's product quality assurance program. Mr. Masulis holds a Master of Science degree in Industrial Engineering and Operations Research from the University of California at Berkeley and a Bachelor of Science degree in Information and Computer Science from the University of California at Irvine.

     Curtis Powell has served as Vice President of Development of the Company's Ibex division since the acquisition of Ibex by the Company in November 1996. Mr. Powell was a co-founder of Ibex in 1989, and served as its Vice President of Development from 1990 through the Company's merger with and into Castelle in 1996. From 1987 to 1989, Mr. Powell was a Senior Software Engineer at Heuristics, Inc., and from 1986 to 1987 was a system analyst at the University

                                      29.                          Page 30 of 83
of California, Davis and specialized in process control and industrial automation. Mr. Powell holds a Ph.D and an MBA from the University of California, Davis.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Directors

     Directors currently receive no cash compensation from the Company for their services as members of the Board of Directors. They are reimbursed for certain expenses in connection with attendance at Board and Committee meetings.

     The Company has adopted the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of Common Stock to eligible non-employee directors of the Company and to each eligible director of the Company who joins the Board after the date of the adoption of the Directors' Plan.

     On April 1, 1996, pursuant to the Directors' Plan, John Freidenrich, Alan Kessman and Kanwal S. Rekhi were each granted an option to purchase 2,000 shares of Common Stock at an exercise price of $8.00. The options will vest ratably over two years.

                                       30.                         Page 31 of 83

Compensation of Executive Officers

     Summary of Compensation

     The following table shows for the fiscal years ended December 31, 1996, 1995 and 1994, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                            Annual
                                                                         Compensation
                                             --------------------------------------------------------------------

                                                                                                Other
      Name and Principal                            Salary               Bonus                  Annual              Long-Term
           Position                  Year             ($)                 ($)               Compensation($)       Compensation
-------------------------------   -------      -----------------   -----------------        ---------------       ------------

Arthur H. Bruno,                     1996          176,538              50,000                         --                    --
Chairman of the Board,               1995          180,000               7,500                         --                    --
President, Chief Executive           1994          180,000                 -0-                         --                    --
Officer and Director

Randall I. Bambrough                 1996          112,188              10,000                         --                    --
Chief Financial Officer,             1995           92,298                 581
Vice President of Finance            1994           81,988              14,654
and Administration and
Secretary

Jerome J. Burke                      1996          124,578          120,720(1)                         --                    --
Executive Vice President             1995          117,385              60,909                         --                    --
                                     1994          120,000           26,559(2)                         --                    --


(1) Represents bonus and sales commissions paid by the Company for sales made in 1996.
(2)  Represents  sales  commissions  paid by the Company for sales made in 1994.


     Stock Option Grants and Exercises

     The Company grants options to its executive officers under its 1988 Equity Incentive Plan (the "1988 Plan"). As of February 28, 1997, options to purchase a total of 418,124 shares had been granted and were outstanding under the 1988 Plan and 225,700 shares remained available for grant thereunder.

     There were no stock option exercises during fiscal 1996 by any Named Executive Officer.

                                       31.                         Page 32 of 83

     The following tables show for the fiscal year ended December 31, 1996, certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers:


                                              Option Grants In Last Fiscal Year


                                                      Individual Grants

                                                       %
                                 Number of         of Total
                                Securities          Options
                                Underlying          Granted         Exercise
                                  Options          in Fiscal          Price            Expiration
                Name              Granted           Year(1)       Per Share(2)            Date



Arthur H. Bruno
  Chairman and Chief
  Executive Officer                   --               --             --                  --

Randall I. Bambrough
  Chief Financial Officer,
Vice
  President of Finance and
  Administration and
Secretary                           5,000             3.4%           $7.75            04/17/03

Jerome J. Burke
  Executive Vice President            --               --             --                 --

--------------------

(1) Based on an aggregate of 149,000 options granted to employees and directors of the Company in fiscal 1996 including the Named Executive Officer as set forth in the "Summary Compensation Table" above and directors set forth in "Director Compensation" above.

(2) The exercise price is equal to 100% of the fair market value of the Common Stock at the date of grant.


                                       32.                         Page 33 of 83

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 28, 1997 by: (i) each director;
(ii) each executive officer named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

Beneficial Owner                                     Beneficial Ownership (1)

                                                          Number        Percent
                                                        of Shares       of Total

Entities Affiliated with                                 959,348           20.8%
  Hambrecht & Quist Group (2)
  One Bush Street
  18th Floor
  San Francisco, CA 94104

Entities Affiliated with                                 386,454            8.7%
  Bay Partners (3)
  10600 North DeAnza Blvd.
  Suite 100
  Cupertino, CA 95014

Wellington Management Company, LLP                       237,000            5.3%
  75 State Street
  Boston, MA 02109

Arthur H. Bruno (4)                                      142,250            3.2%
  c/o Castelle
  3255-3 Scott Boulevard
  Santa Clara, CA 95054

Randall I. Bambrough (5)                                  12,741               *

Jerome J. Burke                                           73,565            1.7%

John Freidenrich (6)                                     397,453            9.0%

Alan Kessman (7)                                           5,558               *

Kanwal S. Rekhi (8)                                       14,948               *

All directors and executive officers as a group          646,515           14.5%
(6 persons) (3)(4)(5)(6)(7)(8)



* Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 4,437,839 shares outstanding on February 28, 1997, adjusted as required by rules promulgated by the SEC.

(2) Includes 60,835 shares held by each of H & Q Ventures International C.V. and H & Q Ventures IV, 338,480 shares (and warrants exercisable within 60 days for 16,666 shares) held by H & Q London Ventures, 1,250 shares held by Hamquist, 832 shares held by Hambrecht & Quist Venture Partners, a California Limited Partnership, 182,517 shares held by Ivory & Sime

                                      33.                          Page 34 of 83

     Enterprise Capital PLC, 85,536 shares (and warrants exercisable within 60 days for 16,666 shares) held by Hambrecht & Quist Group, 45,232 shares held by the Hambrecht 1980 Revocable Trust, and 499 shares of Common stock subject to options exercisable within 60 days of February 28, 1997 by William Hambrecht, warrants exercisable within 60 days for 70,000 shares held by Hambrecht & Quist Liquidating Trust, warrants exercisable within 60 days for 30,000 shares held by Guaranty Finance Management Corp. and warrants exercisable within 60 days for 50,000 shares held by RVR Securities.

(3) Includes 15,453 shares held by California BPIV, L.P., 193,231 shares held by Bay Partners III and 177,770 shares held by Bay Partners IV. John Freidenrich, a director of the Company, and John Bosch are general partners of California BPIV, L.P., and of Bay Management Company, L.P. and Bay Management Company IV, L.P., the general partners of Bay Partners III and Bay Partners IV. Neal Dempsey is a general partner of California BPIV, L.P. and Bay Management Company IV, L.P. In such capacities, Messrs. Bosch, Dempsey and Freidenrich have shared voting and investment power over shares of the Company's Common Stock held by California BP IV, L.P., Bay Partners III and Bay Partners IV. They disclaim beneficial ownership as to these shares, except to the extent of their respective pecuniary interests therein.

(4)  Includes 10,000 shares of Common Stock held by Mr. Bruno's wife.

(5) Includes 12,041 shares of Common Stock subject to options exercisable within 60 days of February 28, 1997 and 200 shares held by Mr. Bambrough's daughter.

(6) Includes 15,453 shares held by California BP IV, L.P., 193,231 shares held by Bay Partners III and 177,770 shares held by Bay Partners IV. John Freidenrich, a director of the Company, and general partner of California BP IV, L.P. and of Bay Management Company, L.P. and Bay Management Company IV, L.P., the general partners of Bay Partners III and Bay Partners IV. Mr. Freidenrich disclaims beneficial ownership as to these shares, except to the extent of their respective pecuniary interests therein. Also includes 10,000 shares held by the Freidenrich Family Trust and 999 shares of Common Stock subject to options exercisable within 60 days of February 28, 1997.

(7) Includes 999 shares of Common Stock subject to options exercisable within 60 days of February 28, 1997.

(8) Includes 14,948 shares of Common Stock subject to options exercisable within 60 days of February 28, 1997.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Executive Officer Stock Purchases and Option Grants

     Arthur H. Bruno, Chairman of the Board, Chief Executive Officer, President and a director of Castelle, purchased 35,000 shares of Castelle's Common Stock at $5.00 per share in April 1995. The shares are subject to a right of repurchase in favor of Castelle which expires ratably over four years and which are exercisable if Mr. Bruno's relationship with Castelle terminates. On February 12, 1997, the Company granted Mr. Bruno an option to purchase 45,000 shares of the Company's Common Stock at an exercise price of $5.75 per share. The options will vest ratably over two years.

     Jerome J. Burke, Executive Vice President of Castelle, purchased 17,500 shares at $5.00 per share in April 1995. The shares are subject to a right of repurchase in favor of Castelle which expires ratably over four years and which are exercisable if Mr. Burke's relationship with Castelle terminates. On February 12, 1997, the Company granted Mr. Burke an option to purchase 30,000 shares of the Company's Common Stock at an exercise price of $5.75 per share. The options will vest ratably over two years.

                                       34.                         Page 35 of 83


                                     PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index to Financial Statements
                                                                                                                  Page in
                                                                                                                 Form 10-KSB

                  Report of Independent Accountants.............................................................    F-1
                  Consolidated Balance Sheets as of December 31, 1996 and 1995..................................    F-2
                  Consolidated Statements of Operations for the years ended
                       December 31, 1996, 1995 and 1994.........................................................    F-3
                  Consolidated Statement of Shareholders' Equity for the years ended
                       December 31, 1996, 1995 and 1994.........................................................    F-4
                  Consolidated Statements of Cash Flows for the years ended
                       December 31, 1996, 1995 and 1994.........................................................    F-5
                  Notes to Consolidated Financial Statements....................................................    F-6

     All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

         (b)      Exhibits

                    2.1(1)      Agreement and Plan of Merger, dated as of August 22, 1996 among Castelle, Ibex
                                Technologies, Inc. and Certain Shareholders of Ibex Technologies, Inc.
                    3.1(2)      Amended and Restated Articles of Incorporation of the Company.
                    3.4(2)      Amended and Restated Bylaws of the Company.
                    4.1         Reference is made to Exhibits 3.1 and 3.4.
                    4.2         Fifth Amended and Restated Registration Rights Agreement dated November 20, 1996 by and among the Registrant and certain  holders of the
                                Company's  Common Stock and Warrants to purchase
                                Common Stock.
                   10.2(2)*     1995 Outside Directors' Stock Option Plan, and form of Director Stock Option Agreement.
                   10.3(3)      Warrant for Common Stock issued to Unterberg Harris.
                   10.4(2)*     Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.
                   10.5(2)      Form of Reseller and Development Agreement dated
                                September 8, 1995, by and between the Registrant
                                and Tobit Software International GmbH.
                   10.6(2)      License Agreement dated June 9, 1995, by and between the Registrant and 3Com Limited.
                   10.7(2)      OEM Purchase Agreement dated May 23, 1995, by and between the Registrant and SerComm
                                Corporation.
                   10.8(2)      Distribution Agreement dated February 26, 1990, by and between the Registrant and Ingram
                                Micro D Inc.
                   10.9(2)      Distributor  Contract  dated June 25,  1991,  as
                                amended  June  25,  1991,  by  and  between  the
                                Registrant and Tech Data Corporation.
                  10.10(2)      Distribution  Agreement dated March 26, 1992, as
                                amended  March  26,  1992,  by and  between  the
                                Registrant and Merisel, Inc.
------------------

(1) Filed as an exhibit to the Company's Form 8-K dated August 22, 1996 and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 33-99628-LA-) or amendments thereto and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year-ended December 31, 1995 and incorporated herein by reference.
* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-B.

                                       35.                         Page 36 of 83


                  10.11(2)      Distributor Agreement dated October 1, 1990, by and between the Registrant and Vitek.
                  10.12(2)      International Distributor Agreement dated February 24, 1994, by and between the Registrant and Macnica.

                  10.13(2)      International Distributor Agreement dated July 13, 1992, by and between the Registrant and
                                Azlan Ltd.
                  10.14(3)*     1988 Equity Incentive Plan, as amended.
                  10.15(3)      Warrant for Common Stock issued to RvR Securities Corp.
                  11.1          Computation of Net Income (Loss) Per Share.
                  24.1          Consent of Coopers & Lybrand L.L.P. (reference is made to page 60).
                  25.1          Power of Attorney.  Reference is made to the signature page.

         (c)      The following reports on Form 8-K were filed for the quarter ended December 31, 1996:

                  The  Company  filed a Form 8-K dated  August 22, 1996 with the
         Securities and Exchange Commission and reported under Item 5 the execution of an Agreement and Plan of Merger pursuant to which Ibex
         Technologies,  Inc.  would be  merged  with and into the  Company  (the
         "Agreement"). Under Item 7 of the Form 8-K the Company filed a copy of the Agreement and a copy of the press release announcing the merger.

                  The Company filed a Form 8-K dated  November 21, 1996 with the
         Securities and Exchange Commission and reported under Item 2 the consummation of the merger of Ibex Technologies, Inc. with and into the Company pursuant to the Agreement. Under Item 7 of the Form 8-K the
         Company filed a copy of the press release announcing the merger and the consent of the Company's auditors to the filing of the following audited financial statements of Ibex Technologies, Inc., incorporated by reference to the Company's Form S-4 (Registration No. 333-14815) filed on October 24, 1996:

                         (i)        Balance Sheets at December 31, 1995 and December 31, 1994.

                        (ii)        Statement of Operations for the years ended December 31, 1995 and
                                    December 31, 1994.

                       (iii)        Statements of Changes in Shareholders' Equity for the years ended December 31,
                                    1995 and December 31, 1994.

                        (iv)        Statements of Cash Flows for the years ended December 31, 1995 and
                                    December 31, 1994.

------------------

(1) Filed as an exhibit to the Company's Form 8-K dated August 22, 1996 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 33-99628-LA-) or amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year-ended December 31, 1996 and incorporated herein by reference.

* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

                                       36.                         Page 37 of 83

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of Castelle:

We have audited the accompanying consolidated balance sheets of Castelle and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Castelle and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Coopers & Lybrand, L.L.P.


San Jose, California
February 9, 1997

                                      F-1                          Page 38 of 83

                            CASTELLE AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                      -----

                                                                                                  December 31,
                                                                                        --------------------------------
                                  ASSETS                                                    1996               1995
                                                                                        -------------      -------------

   Current assets:
         Cash and cash equivalents                                                      $      8,161        $     7,406
         Accounts receivable, net of allowance for doubtful accounts
         of $467 in 1996 and $429 in 1995                                                      5,783              3,380
         Inventories                                                                           2,841              3,678
         Prepaid expenses and other current assets                                               626                550
         Deferred income taxes                                                                 1,439                 71
                                                                                        -------------      -------------
                                       Total current assets                                   18,850             15,085

   Property and equipment, net                                                                   593                448
   Other, net                                                                                     84                120
   Deferred income taxes                                                                       2,860                  -
                                                                                        -------------      -------------
                              Total assets                                              $     22,387        $    15,653
                                                                                        =============      =============

                               LIABILITIES

   Current liabilities:
                 Long-term debt, current portion                                        $          -        $       268
         Accounts payable                                                                      1,862              2,772
         Accrued liabilities                                                                   3,825              2,603
                                                                                        -------------      -------------
                                       Total current liabilities                               5,687              5,643

   Other long-term liabilities                                                                                       21
                                                                                        -------------      -------------
                                       Total liabilities                                       5,687              5,664
                                                                                        -------------      -------------

   Commitments (Note 4)

                           SHAREHOLDERS' EQUITY

   Preferred stock, no par value:
          Authorized:  2,000 shares in 1996 and 1995
          Issued and outstanding:  no shares in 1996 and 1995

   Common stock, no par value:
          Authorized:  25,000 shares
          Issued and outstanding: 4,440 shares in 1996 and 4,267 shares
          in 1995                                                                             23,698             22,713
   Notes receivable for purchase of common stock                                                (296)              (379)
   Accumulated deficit                                                                        (6,702)           (12,345)
                                                                                        -------------      -------------
                                       Total shareholders' equity                             16,700              9,989
                                                                                        -------------      -------------
                     Total liabilities and shareholders' equity                          $    22,387        $    15,653
                                                                                        =============      =============

   The accompanying notes are an integral part of these financial statements.
                                      F-2                          Page 39 of 83

                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                      -----




                                                                        Years Ended December 31,
                                                               ------------------------------------------
                                                                   1996           1995           1994
                                                               ------------   ------------   ------------

   Net sales                                                    $    32,725    $    28,173    $    22,194
   Cost of sales                                                     15,609         14,303         12,194
                                                               ------------   ------------   ------------
                Gross profit                                         17,116         13,870         10,000
                                                               ------------   ------------   ------------

   Operating expenses:
       Research and development                                       2,986          2,666          2,611
       Sales and marketing                                            8,694          7,032          5,372
       General and administrative                                     1,930          1,667          1,702
       Acquisition costs                                              1,430
                                                               ------------   ------------   ------------
                                                                     15,040         11,365          9,685
                                                               ------------   ------------   ------------
                Operating  income                                     2,076          2,505            315

   Interest income (expense), net                                       341           (304)          (481)
   Other  income (expense), net                                        (130)           (49)           121
                                                               ------------   ------------   ------------

                Income (loss)  before (benefit from)
                provision for income taxes                            2,287          2,152            (45)

    (Benefit from) provision for income taxes                        (3,356)            69            121
                                                               ------------   ------------   ------------

                                                                $     5,643    $     2,083    $      (166)
   Net income (loss)
                                                               ============   ============   ============

   Net income (loss) per share                                  $      1.20    $      0.59    $     (0.17)
                                                               ============   ============   ============

   Shares used in per share calculation                               4,702          3,519            949
                                                               ============   ============   ============

   The accompanying notes are an integral part of these financial statements.
                                      F-3                          Page 40 of 83

                            CASTELLE AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                      -----

                                                                                            Notes
                                                                                         Receivable
                                                                                             for
                                           Preferred Stock          Common Stock         Purchase of
                                         -------------------       ----------------        Common       Accumulated
                                         Shares       Amount       Shares    Amount         Stock         Deficit             Total
                                         ------       ------       ------    ------        ------       -----------          ------
 Balances, January 1, 1994, as
 previously reported                     19,339     $ 12,911          312   $   237        $ (111)      $   (14,301)        $(1,264)
 Adjustments in connection with
 pooling of interests                                                 775       356                              39             395
 Balances, January 1, 1994, as restated  19,339       12,911        1,087       593          (111)          (14,262)           (869)
    Issuance of Series E preferred
    stock, net of issuance costs          3,010        2,949                                                                  2,949
    Issuance of common stock warrants                                            20                                              20
    Issuance of common stock
    through exercise of purchase rights                               154        31           (31)                                -
    Other                                                                        28                                              28
    Repurchase of common stock                                        (13)      (12)           12                                 -
    Net loss                                                                                                   (166)           (166)
                                         ------       ------       ------    ------        ------        ----------          ------
 Balances, December 31, 1994             22,349       15,860        1,228       660          (130)          (14,428)          1,962
    Issuance of common stock through:
       Exercise of stock options                                       25        35                                              35
       Exercise of purchase rights                                     52       263          (263)                                -
       Initial public offering, net
       of issuance costs                                            1,000     5,886                                           5,886
       Exercise of warrants                                             7         7                                               7
       Conversion of preferred shares   (22,349)     (15,860)       1,970    15,860                                               -
    Other                                                                        17                                              17
    Repurchase of common stock                                        (15)      (15)           14                                (1)
    Net income                                                                                                2,083           2,083
                                         ------       ------       ------    ------        ------        ----------          ------
 Balances, December 31, 1995                  -            -        4,267    22,713          (379)          (12,345)          9,989
    Issuance of common stock through:
       Exercise of stock options                                       23        10                                              10
       Exercise of underwriter's
       overallotment option                                           150       976                                             976
    Repurchase of common stock                                                   (1)                                             (1)
    Repayment of notes receivable                                                              83                                83
    Net income                                                                                                5,643           5,643
                                         ------       ------       ------    ------        ------        ----------          ------
 Balances, December 31, 1996                  -     $      -        4,440  $ 23,698       $  (296)         $ (6,702)       $ 16,700
                                         ======       ======       ======    ======        ======        ==========          ======


   The accompanying notes are an integral part of these financial statements.
                                      F-4                          Page 41 of 83

                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                      -----

                                                                                         Year Ended December 31,
                                                                                ------------------------------------------
                                                                                   1996           1995            1994
                                                                                -----------   ------------   -------------
Cash flows from operating activities:
    Net income  (loss)                                                           $    5,643    $     2,083     $      (166)
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                                    330            631             919
       Loss on disposition of property and equipment                                                    12
       Research and development expenses paid by issuance of
       stock and a note                                                                                178
       Provision for doubtful accounts                                                  171             53             259
       Provision for excess and obsolete inventory                                       29            323             279
       Changes in assets and liabilities:
          Accounts receivable                                                        (2,574)          (976)           (643)
          Inventories                                                                   808         (1,222)           (197)
          Prepaid expenses and other current assets                                      (5)          (227)            (13)
          Accounts payable                                                             (910)         1,636            (370)
          Accrued liabilities and other liabilities                                   1,205            704             (47)
          Deferred income taxes                                                      (4,299)             1             (18)
                                                                                -----------   ------------   -------------
             Net cash provided by operating activities                                  398          3,196               3
                                                                                -----------   ------------   -------------

Cash flows from investing activities:
    Acquisition of property and equipment                                              (425)         (241)            (446)
    Capitalization of software development costs                                                                       (12)
    Acquisition of intangible assets                                                    (14)                           (59)
    (Increase) decrease in other assets                                                               (24)              35
                                                                                -----------   ------------   -------------

             Net cash used in investing activities                                     (439)         (265)            (482)
                                                                                -----------   ------------   -------------

Cash flows from financing activities:
    (Increase) decrease in restricted cash                                                            426             (426)
    Repayment of notes payable                                                         (241)       (1,198)          (1,036)
    Proceeds from bank borrowings                                                                  19,035           15,784
    Repayment of bank borrowings                                                                  (20,639)         (17,292)
    Principal payments on capitalized leases                                            (31)          (44)             (47)
    Proceeds from issuance of preferred stock, net of issuance costs                                                 2,566
    Proceeds from collection of note receivable for stock                                83
    Proceeds from issuance of common stock and warrants, net of repurchases             985         5,899               20
                                                                                -----------   ------------   -------------

             Net cash provided by (used in) financing activities                        796         3,479             (431)
                                                                                -----------   ------------   -------------

Net increase (decrease) in cash and cash equivalents                                    755         6,410             (910)

Cash and cash equivalents at beginning of period                                      7,406           996            1,906
                                                                                -----------   ------------   -------------

Cash and cash equivalents at end of period                                      $     8,161   $     7,406    $         996
                                                                                ===========   ============   =============
Supplemental information:
    Cash paid during the period for:
       Interest                                                                 $         8   $       225     $        478
       Income taxes                                                             $        86   $       204     $         39
    Noncash investing and financing activities:
       Conversion of notes payable to shareholders to preferred stock                                         $        383
       Issuance of common stock in exchange for notes receivable                              $       263     $         31
       Repurchase of common stock in exchange for notes receivable                            $        14     $         12
       Cancellation of license prepayment and related accrued liability                                       $        500
       Issuance of common stock on conversion of preferred stock                              $    15,860
       Issuance of a note and common stock for purchase of
       development rights for a software product                                              $       178
       Sales of software products in exchange for computer
       software, marketing, advertising and telephone services                                $        59     $         24
       Conversion of preferred stock to common stock in
       connection with merger                                                   $       300

   The accompanying notes are an integral part of these financial statements.
                                      F-5                          Page 42 of 83

--------------------------------------------------------------------------------
                            CASTELLE AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     1. Business and Organization of the Company:

     Castelle  (the Company)  designs,  develops,  markets and supports  network enhancement products, both software and hardware, that improve the productivity, performance and functionality of local area networks (LANs) and enhance the LAN user's ability to communicate. The Company's current products include FaxPress fax server systems, FactsLine fax-on-demand software and LANpress print servers. The Company distributes its products primarily through a two-tier, domestic and international distribution network, with its distributors selling Castelle's products to value-added resellers, system integrators, retailers and other resellers in the United States, Europe and the Pacific Rim. The Company also has relationships with selected original equipment manufacturers and sells software enhancements and upgrades directly to end users.


     2. Summary of Significant Accounting Policies:

     Pooling of Interests:

     On November 20, 1996, the Company issued 790,617 shares of its common stock in exchange for all of the outstanding common stock of Ibex Technologies, Inc (Ibex). In addition, outstanding Ibex stock options were converted into options to purchase 59,345 shares of Castelle common stock. The transaction was accounted for as a pooling of interests and therefore, all financial information presented has been restated to reflect the combined operations of Castelle and Ibex.

                                   Continued
                                      F-6                          Page 43 of 83

--------------------------------------------------------------------------------
                            CASTELLE AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------

     2. Summary of Significant Accounting Policies, continued:

     Pooling of Interests, continued:

     Separate net sales, net income and related per share amounts of the merged entities are presented in the following table:

                                              1996                 1995                1994
                                         --------------       --------------      --------------
                                                (in thousands, except per share amounts)

     Net sales:
       Castelle                           $      29,125        $      25,082       $      19,486
       Ibex Technologies, Inc.                    3,600                3,091               2,708
                                         --------------       --------------      --------------
            Combined                      $      32,725        $      28,173       $      22,194
                                         --------------       --------------      --------------

     Net income (loss):
       Castelle                           $       6,202        $       2,024       $       (378)
       Ibex Technologies, Inc.                     (559)                  59                212
                                         --------------       --------------      --------------
            Combined                      $       5,643        $       2,083       $       (166)
                                         --------------       --------------      --------------


     Merger Costs and Expenses:

     In connection with the merger, costs and expenses totaling $1,430,000 were incurred and have been charged to expense in the fourth quarter of 1996. The merger costs and expenses consisted of merger related legal, accounting and investment banking fees.

     Basis of Consolidation:

     The Company has a wholly owned subsidiary in the State of Delaware, Castelle International, Inc., which has a wholly owned subsidiary in the Netherlands, Castelle Europe BV. The consolidated financial statements include the accounts of these wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

                                   Continued
                                      F-7                          Page 44 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------
     2. Summary of Significant Accounting Policies, continued:

     Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Financial Instruments:

     Cash   equivalents   comprise  highly  liquid   investments  with  original
     maturities at the date of purchase of three months or less.

     Amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates.

     Financial instruments that potentially subject the Company to concentrations of credit risks comprise, principally, cash, notes receivable and trade accounts receivable. The Company maintains its cash balances at a variety of financial institutions and has not experienced any losses relating to any of its money market funds or bank deposits.

     Certain Risks and Concentrations:

     Ongoing customer credit evaluations are performed by the Company, and collateral is not required. The Company maintains allowances for potential returns and credit losses, and such returns and losses have generally been within management's expectations. Three customers accounted for 54% of accounts receivable at December 31, 1996 and two customers accounted for 34% of accounts receivable at December 31, 1995.

     The Company's products include components subject to rapid technological change. Significant technological change could adversely affect the Company's operating results and subject the Company to returns of product and inventory losses. While the Company has ongoing programs to minimize the adverse effect of such changes and consider technological change in estimating its allowances, such estimates could change in the future. In addition, one of the Company's print server products is currently manufactured by a single supplier and certain key components are currently available from only single sources.

                                   Continued
                                      F-8                          Page 45 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------


   2.  Summary of Significant Accounting Policies, continued:

           Inventories:

           Inventories   are  stated  at  the  lower  of  standard  cost  (which
           approximates cost on a first-in, first-out basis) or market.

           Property and Equipment:

           Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Amortization of leasehold improvements is provided on a straight-line basis over the life of the related asset or the lease term, if shorter.

           Software Production Costs:

           Costs related to the conceptual formulation and design of software products are expensed as research and development while costs incurred subsequent to establishing technological feasibility of software products are capitalized until general release of the product. Generally, technological feasibility is established upon completion of a working model. Costs incurred subsequent to such point were not significant in 1996 or 1995, and all such costs have been expensed.

           Revenue Recognition:

           Product revenue is recognized upon shipment provided no significant vendor obligations remain and collection of the resulting receivable is deemed probable by management. The Company enters into agreements with certain of its distributors which permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. Revenues subject to stock rotation rights are reduced by management's estimates of anticipated exchanges. Provisions for estimated warranty costs, insignificant vendor obligations and anticipated retroactive price adjustments are recorded at the time products are shipped.

           Advertising Costs:

           Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $2,304,000, $1,138,000 and $901,000 in 1996, 1995 and 1994, respectively.

                                   Continued
                                      F-9                          Page 46 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------


   2.  Summary of Significant Accounting Policies, continued:

           Foreign Currency Translation:

           The functional currency of the Company's foreign subsidiary is the U.S. dollar. Foreign currency gains and losses, which have not been material, are reported in the statement of operations.

           Net Income (Loss) Per Share:

           Net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares, options and warrants are included in the per share calculations where the effect of their inclusion would be dilutive.

           Reclassifications:

           Certain reclassifications have been made to the 1994 statement of cash flows presentation to conform with the 1995 presentation.



   3. Balance Sheet Detail, (in thousands):

           Inventories:

                                                     December 31,
                                             ----------------------------
                                                 1996           1995
                                             -------------  -------------

              Raw material                    $       878    $     2,361
              Work in process                         212            419
              Finished goods                        1,751            898
                                             -------------  -------------

                                             $      2,841    $     3,678
                                             =============  =============

                                   Continued
                                      F-10                         Page 47 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------

   3. Balance Sheet Detail (in thousands), continued:

       Property and Equipment:

                                                                         December 31,
                                                                  ----------------------------
                                                                      1996           1995
                                                                  ------------   -------------

         Production, test and demonstration equipment              $      637     $       524
         Computer equipment                                             2,185           1,885
         Office equipment                                                 315             309
         Leasehold improvements                                           109             102
                                                                  ------------   -------------
                                                                        3,246           2,820
         Less accumulated depreciation and amortization                (2,653)         (2,372)
                                                                  ------------   -------------
                                                                   $      593     $       448
                                                                  ============   =============


     Equipment acquired under capital leases included in property and equipment above comprise:

                                                     December 31,
                                                -----------------------
                                                   1996         1995
                                                ----------   ----------

          Equipment                              $    151     $    151
          Less accumulated amortization              (151)        (133)
                                                ----------   ----------

                                                 $      -     $     18
                                                ==========   ==========


           Accrued Liabilities:

                                                           December 31,
                                                    ----------------------------
                                                        1996           1995
                                                    -------------  -------------

           Accrued compensation                      $       893    $       664
           Accrued sales and marketing                       743            698
           Accrued professional fees                          58            332
           Deferred revenue                                  239            117
           Accrued income tax                                427            100
           Accrued acquisition costs                         292
           Other                                           1,173            692
                                                    -------------  -------------

                                                    $      3,825    $     2,603
                                                    =============  =============

                                   Continued
                                      F-11                         Page 48 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------


     4. Commitments:

     The Company leases its facilities under a noncancelable operating lease that expires in October 2000. The Company is responsible for certain maintenance costs, taxes and insurance under the lease. Future minimum payments under noncancelable operating leases are as follows (in thousands):

                      1997                         $        316
                      1998                                  300
                      1999                                  310
                      2000                                  268
                                                   -------------

                                                   $      1,194
                                                   =============



     Rent expense, including the facility lease and equipment rental, was $374,000, $418,000 and $348,000 for 1996, 1995 and 1994, respectively.


     5. Bank Borrowings:

     The Company has a $6.0 million revolving line of credit with a bank which expires in June 1997, pursuant to which the Company may borrow 75% of eligible domestic accounts receivable ($2,007,000 at December 31, 1996) at the bank's prime rate (8.25% at December 31, 1996). Borrowings under this line of credit agreement are collateralized by all assets of the Company. In addition, the Company has a $3.0 million foreign accounts receivable and inventory line which is part of the overall $6.0 million commitment. The Company may borrow 90% of eligible accounts receivable and 40% of eligible inventory. Under the terms of the agreement, the Company is required to comply with covenants, including a certain minimum quick ratio and tangible net worth and maximum debt to tangible net worth, and is also restricted from entering into any mergers or acquisitions where the total annual consideration exceeds $15,000,000 without the bank's approval. The Company is in compliance with these covenants and at December 31, 1996, the line of credit had no outstanding balance. The line of credit prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to loan money or assets or purchase interests in other entities without the prior written consent of the lender.

                                   Continued
                                      F-12                         Page 49 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------

     6. Long-Term Debt:

                                                       December 31,
                                                ---------------------------
                                                     1996          1995
                                                --------------  -----------

          Bank note payable                                      $       7
          Vendor note payable                                          159
          Note payable                                                  75
          Capital lease obligations                                     31
                                                --------------  -----------

                                                $           -          272
          Less current maturities                                     (268)
                                                --------------  -----------

                                                $           -   $        4
                                                ==============  ===========


     The bank note payable bore interest at 12% per annum and was repayable in monthly installments of principal and interest. The note was subject to the same conditions as the Company's line of credit (see Note 5) and was repaid in full in January 1996.

     The vendor note payable balance resulted from the conversion of $2,121,000 of accounts payable due to a single vendor at December 31, 1993, bore interest at 7% per annum and was repaid in full in January 1996.

     In 1995, the Company purchased exclusive license and development rights for a software product in exchange for 18,033 shares of its common stock at an estimated fair value of $27,969, and a non-interest bearing note payable for $150,000. The note, which was not collateralized, was payable in installments of $25,000, with the first payment due on March 17, 1995, the second payment due July 1, 1995, and quarterly thereafter.


     7. Common Stock:

     In 1995, the Company's Board of Directors authorized a one-for-twenty reverse stock split of its common shares, subject to shareholders'
     approval. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the reverse stock split.

     In connection with the sale of common stock to two executives (152,815 shares at $0.20 per share in October 1994 and 52,500 shares at $5.00 per share in April 1995), the Company has the right to repurchase the 205,315 shares at cost in the event of termination of service. These rights lapse ratably through 1999. At December 31, 1996, 80,693 such shares were subject to the Company's repurchase right.

                                   Continued
                                      F-13                         Page 50 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------


     7. Common Stock, continued:

     Non-Employee Directors' Stock Option Plan:

     In November 1995, the Company's Board of Directors adopted the 1995 Non-Employee Directors' Stock Option Plan (Directors Plan). As of December 31, 1996, 120,000 shares of the Company's common stock have been reserved for issuance under the Directors Plan and activity under the Plan is as follows (in thousands):

                                                Stock Options Outstanding
                                          -------------------------------------
                                            Number      Exercise
                                          of Shares       Price       Total
                                          ----------   ----------  ------------

          Balances, January 1, 1996
                Options granted                  10      $8.00     $        80
                Options canceled                 (3)     $8.00             (22)
                                          ----------               ------------

          Balances, December 31, 1996             7                 $       58
                                          ==========               ============


     At December 31, 1996, 3,247 options were exercisable.

     1988 Incentive Stock Plan:

     Under the 1988 Incentive Stock Plan (1988 Plan), the Board of Directors may grant either the right to purchase shares or options to purchase shares of the Company's common stock at prices not less than the fair market value at the date of grant for incentive stock options and 85% of the fair market value for non-qualified options and purchase rights. Options granted under the 1988 Plan generally become exercisable, and the Company's right to repurchase shares issued and sold pursuant to stock purchase rights lapses, at a rate of one-quarter of the shares under option or purchased under stock purchase rights at the end of the first year and thereafter ratably over the next three years and generally expire seven years from the date of grant. As of December 31, 1996, there were no stock purchase rights outstanding, and 4 shares purchased pursuant to stock purchase rights were subject to repurchase by the Company.


                                   Continued
                                      F-14                         Page 51 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------




     7. Common Stock, continued:

          Stock Plans:

          Option activity under the 1988 Plan is as follows (in thousands):

                                                                  Stock Options Outstanding              Weighted
                                                          -------------------------------------------    Average
                                                            Number         Exercise                      Exercise
                                                           of Shares          Price          Total        Price
                                                           -----------  ----------------  ------------   --------

                     Balances, January 1, 1994                    57     $5.00-$25.00     $      649        $9.25
                           Options granted                       116        $.20                  24         $.20
                           Options canceled                      (73)    $.20-$20.00            (267)       $5.27
                                                          -----------                    ------------    --------

                     Balances, December 31, 1994                 100     $.20-$20.00             406         $.42
                           Options granted                       191      $.20-$6.00             853        $4.58
                           Options canceled                      (27)    $.20-$25.00            (133)       $1.45
                           Options exercised                      (2)    $.20-$18.00              (1)        $.57
                                                          -----------                    ------------    --------

                     Balances, December 31, 1995                 262      $.20-$6.00           1,125        $3.26
                           Options granted                       139     $6.00-$7.75             987        $7.18
                           Options canceled                      (64)     $.20-$7.75            (425)       $6.61
                           Options exercised                      (2)     $.20-$9.00              (7)        $.20
                                                          -----------                    ------------    --------

                     Balances, December 31, 1996                 335                      $    1,680
                                                          ===========                    ============


     At December 31, 1996, 118,548 options outstanding were exercisable.

     In February 1995, the Board of Directors gave certain employees the right to cancel certain outstanding stock options and receive new options with an exercise price of $0.20 per share. Options for 6,635 shares of common stock at original exercise prices ranging from $5.00 to $25.00 per share were canceled, and new options for a like number of shares were issued in fiscal 1995. The new options retained the vesting of the canceled options.

                                   Continued
                                      F-15                         Page 52 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------

   7.  Common Stock, continued:

     Stock Plans, continued:

     1992 Stock Option Plan:

     Under the 1992 Stock Option Plan (1992 Plan), the Board of Directors may grant options to purchase shares of the Company's common stock at prices not less than the fair market value at the date of grant. Options granted under the 1992 Plan generally become exercisable ratably over a three year period.

     Option activity under the 1992 Plan is as follows (in thousands):


                                                                       Stock Options Outstanding           Weighted
                                                                 --------------------------------------    Average
                                                                   Number      Exercise        Total       Exercise
                                                                  of Shares      Price                      Price
                                                                 ----------  -------------   ----------    --------

                   Balances, January 1, 1994                            34    $0.96-$1.55     $     50        $1.07
                       Options granted                                  13      $1.55               20        $1.55
                                                                 ----------                  ----------    --------

                   Balances, December 31, 1994                          47    $0.96-$1.55           70        $1.25
                       Options granted                                  11    $1.55-$3.41           20        $1.81
                       Options exercised                                (5)     $3.41              (19)       $3.41
                                                                 ----------                  ----------    --------

                   Balances, December 31, 1995                          53    $0.96-$3.41           71        $1.34
                       Options granted                                   6      $3.41               21        $3.41
                       Options exercised                                (7)     $1.55              (10)       $1.55
                                                                 ----------                  ----------    --------

                   Balances, December 31, 1996                          52                    $     82
                                                                 ==========                  ==========


     At December 31, 1996, 41,080 outstanding options were exercisable.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Non-Employee Directors' Stock Option Plan or the 1988 Incentive Stock Plan. Had compensation cost for these Plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below (in thousands):

                                                   1996               1995
                                               ------------       -------------

         Net income - as reported               $    5,643         $     2,083
                                               ============       =============
         Net income - pro forma                 $    5,505         $     2,044
                                               ============       =============
         Net income per share - as reported     $     1.20         $      0.59
                                               ============       =============
         Net income per share - pro forma       $     1.17         $      0.58
                                               ============       =============

                                   Continued
                                      F-16                         Page 53 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
                  CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------

     7. Common Stock, continued:

     Stock Plans, continued:

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions by subgroup:

                Risk-free interest rate                   5.38%-6.75%
                Expected life                               3 years
                Expected dividends                             -
                Volatility                                    60%



     The options outstanding and currently exercisable by exercise price at December 31, 1996 are as follows (in thousands, except per share data):


                                                                                      Options Currently
                                      Options Outstanding                                 Exercisable
                 -----------------------------------------------------------       ------------------------
                                                       Weighted
                                                        Average     Weighted                      Weighted
                                                       Remaining     Average                       Average
                   Exercise             Number        Contractual   Exercise         Number       Exercise
                   Price              Outstanding        Life         Price        Exercisable      Price
                 ------------         -----------     -----------   --------       -----------    ---------
                    $0.20                      99         5.0          $0.20               63       $0.20
                $0.96 - $1.00                  22         2.0          $0.96               22       $0.96
                    $1.55                      22         5.0          $1.55               18       $1.55
                $3.41 - $5.00                 111         5.5          $4.91               40       $4.99
                $6.00 - $8.00                 140         6.5          $6.70               12       $6.74


     The weighted average fair value of those options granted in 1996 and 1995 was $3.41 and $1.98, respectively.

                                   Continued
                                      F-17                         Page 54 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------

     7. Common Stock, continued:

     Warrants:

     The Company has outstanding fully exercisable warrants at December 31, 1996 as follows (in thousands):

                               Stock Under
                Expiration     Stock Under        Exercise     Number of
                    Date         Warrant           Price        Shares
           ----------------- ---------------     ----------   -----------

           December 2000         Common             $8.40             100
           March 2000            Common             $1.00             133
           March 1999            Common             $3.00              15


     The warrant holders have certain demand and registration rights as specified in the warrant agreement. During 1995, 6,916 warrants were exercised. No warrants were exercised during 1996.

     Notes Receivable:

     At December 31, 1996, the Company held notes receivable of $296,000, which bear interest between 6.3% and 7.05% per annum, from three executive officers or directors, issued in connection with the purchase of common stock under restricted stock purchase agreements. The principal and accrued interest on these notes are due at various dates from December 1996 through September 2000.

                                   Continued
                                      F-18                         Page 55 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------

     8. Income Taxes:

     The provision for income taxes comprised (in thousands):

                                   Year Ended December 31,
                           ----------------------------------------
                               1996           1995         1994
                           -------------   -----------  -----------

         Current:
              Federal       $       793     $      52    $     109
              State                 130            16           30
              Foreign                20             -            -
                           -------------   -----------  -----------
                                    943            68          139
                           -------------   -----------  -----------
         Deferred:
              Federal            (3,890)            3          (13)
              State                (409)           (2)          (5)
              Foreign                 -             -            -
                           -------------   -----------  -----------
                                 (4,299)            1          (18)
                           -------------   -----------  -----------

                            $    (3,356)    $      69    $     121
                           =============   ===========  ===========

                                   Continued
                                      F-19                         Page 56 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------

     8. Income Taxes:

     The Company's tax provision differs from the provision computed using statutory income tax rates as follows (in thousands):


                                                                                   Year Ended December 31,
                                                                           ----------------------------------------
                                                                               1996           1995         1994
                                                                           -------------   -----------  -----------

         Federal tax at statutory rate                                      $       778     $     731    $     (16)
         Permanent difference due to non-deductible expenses                        228            17           (1)
         State taxes, net of federal benefit                                        251            95            8
         Utilization of net operating loss carryforwards                         (1,829)         (823)           -
         Net operating losses not benefited                                           -             -          146
         Release of valuation allowance                                          (2,347)            -            -
         General business credits                                                  (123)            -            -
         Other                                                                     (314)           49          (16)
                                                                           -------------   -----------  -----------

                                                                           -------------   -----------  -----------

                                                                            $    (3,356)    $      69    $     121
                                                                           =============   ===========  ===========


     The components of the net deferred tax assets and liabilities are as follows (in thousands):

                                                         December 31,
                                                 ----------------------------
                                                     1996           1995
                                                 ------------   -------------

         Inventory allowances and adjustments    $       327     $       323
         Accounts receivable allowances                  483             530
         Other liabilities and allowances                622             133
         State income taxes                                7             260
         Net operating loss carryforwards              1,829           3,027
         Tax credit carryforwards                        899             538
         Depreciation                                    132               -
         Valuation allowance                               -          (4,740)
                                                 ------------   -------------
            Total deferred tax assets            $     4,299     $        71
                                                 ============   =============
         Depreciation                            $         -     $         7
                                                 ------------   -------------
            Total deferred tax liabilities       $         -     $         7
                                                 ============   =============

                                   Continued
                                      F-20                         Page 57 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------

     8. Income Taxes, continued:

     At  December  31,  1996,   the  Company  had  federal  net  operating  loss
     carryforwards of approximately $5,380,000 available to offset future regular and alternative minimum taxable income. These loss carryforwards expire in 2009.

     The Tax Reform Act of 1986 substantially changed the rules relative to net operating loss carryforwards in the event of an "ownership change" of a corporation. Future changes in ownership may result in limitations on the annual utilization of net operating loss carryforwards.

     The Company's income before provision for income taxes is substantially all from its domestic operations.


     9. Retirement Plan:

     The Company has a voluntary 401(k) plan covering substantially all employees. The plan provides for employer contributions at the discretion of the Board of Directors. In 1996, 1995 and 1994, the Company made no contributions to the plan.

                                   Continued
                                      F-21                         Page 58 of 83

--------------------------------------------------------------------------------
                           CASTELLE AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------

     10. Major Customers and Segment Information:

     The Company operates in one industry segment and develops, markets and supports network enhancement products.

     The Company's export revenues are all denominated in U.S. dollars, and are summarized as follows (in thousands):

                                        Years Ended December 31,
                              ----------------------------------------------
                                   1996             1995            1994
                              --------------   --------------   ------------
               Europe          $      5,100     $      5,100     $    4,500
               Pacific Rim           10,800            8,400          3,800
                              --------------   --------------   ------------
                               $     15,900     $     13,500     $    8,300
                              ==============   ==============   ============


     Customers that individually accounted for greater than 10% of net sales are as follows (in thousands):

                                     Years Ended December 31,
                       --------------------------------------------------------
          Customer           1996                1995                1994
          --------     --------------     ---------------     -----------------
          A            $ 3,833    12%     $  2,761    10%     $  2,549      11%
          B              4,419    14%        4,514    16%        4,465      20%
          C              9,711    30%        7,300    26%        3,296      15%


                                      F-22                         Page 59 of 83

                        REPORT OF INDEPENDENT ACCOUNTANTS



Our report on the consolidated financial statements of Castelle and subsidiaries is included at page F-1 of this Form 10-KSB. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included at page F-24 of this Form 10-KSB.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material repects, the information required to be included therein.



Coopers & Lybrand, L.L.P.


San Jose, California
February 9, 1997




                                      F-23                         Page 60 of 83

                                                                     SCHEDULE II

                            CASTELLE AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



   COLUMN A                                                     COLUMN B    COLUMN C    COLUMN D   COLUMN E

                                                                           Additions
                                                                            Charged
                                                               Balance at   to Costs                Balance
                                                                Beginning     and                  at End of
                                                                of Period   Expenses   Deductions   Period
                                                               ----------  ---------   ---------  ----------
       Year Ended December 31, 1994:
           Deducted from asset accounts:
           Allowance for doubtful accounts                     $   184     $   244     $     -    $   428
           Allowance for excess and obsolete inventory         $   788     $   279     $   564    $   503



       Year Ended December 31, 1995:
           Deducted from asset accounts:
           Allowance for doubtful accounts                     $   428     $    75     $    74    $   429
           Allowance for excess and obsolete inventory         $   503     $   733     $   458    $   778



       Year Ended December 31, 1996:
           Deducted from asset accounts:
           Allowance for doubtful accounts                     $   429     $   149     $   111    $   467
           Allowance for excess and obsolete inventory         $   778     $   443     $   414    $   807




                                      F-24                         Page 61 of 83

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 28th day of March, 1997.


                                      By:
                                         Arthur H. Bruno
                                         Chief Executive Officer and President

     KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arthur H. Bruno and Randall I. Bambrough, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                    Signature                                         Title                           Date

       ___________________________________         Chairman of the Board, Chief Executive        March 28, 1997
                  Arthur H. Bruno                  Officer, President (principal executive
                                                   officer) and Director

       ___________________________________         Chief Financial Officer, Vice President,      March 28, 1997
               Randall I. Bambrough                Finance and Administration and
                                                   Secretary (principal financial and
                                                   accounting officer)

       ___________________________________         Director                                      March 28, 1997
                 John Freidenrich

       ___________________________________         Director                                      March 28, 1997
                   Alan Kessman

        ___________________________________         Director                                      March 28, 1997
                 Kanwal S. Rekhi


                                                                   Page 62 of 83

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 28th day of March, 1997.


                                     By: /S/ ARTHUR H. BRUNO
                                           Arthur H. Bruno
                                           Chief Executive Officer and President

     KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arthur H. Bruno and Randall I. Bambrough, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                      Signature                                           Title                          Date


                 /S/ ARTHUR H. BRUNO                  Chairman of the Board, Chief Executive         March 28, 1997
                   Arthur H. Bruno                    Officer, President (principal executive
                                                      officer) and Director


              /s/ RANDALL I. BAMBROUGH                Chief Financial Officer, Vice President,       March 28, 1997
                Randall I. Bambrough                  Finance and Administration and Secretary
                                                      (principal financial and accounting officer)


                /s/ JOHN FREIDENRICH                  Director                                       March 28, 1997
                  John Freidenrich


                  /s/ ALAN KESSMAN                    Director                                       March 28, 1997
                    Alan Kessman


                 /s/ KANWAL S. REKHI                  Director                                       March 28, 1997
                   Kanwal S. Rekhi






                                  EXHIBIT INDEX


Exhibit                                                                                            Sequentially
Number        Description                                                                          Numbered Page


4.2  Fifth Amended and Restated Registration Rights Agreement dated November 20,
     1996 by and among the  Registrant  and  certain  holders  of the  Company's
     Common Stock and Warrants to purchase Common Stock.                                               65

11.1 Computation of Net Income (Loss) Per Share.                                                       81

24.1 Consent of Coopers & Lybrand L.L.P. (reference is made to page 60).                               60

25.1 Power of Attorney. Reference is made to the signature page.                                       63

27.1 Financial Data Schedule                                                                           83


                                   EXHIBIT 4.2

                                    CASTELLE

                           FIFTH AMENDED AND RESTATED
                          REGISTRATION RIGHTS AGREEMENT


         THIS  AMENDED  AND  RESTATED   REGISTRATION   RIGHTS   AGREEMENT   (the
 "Agreement") is entered into as of the 20th day of November, 1996 by and among CASTELLE, a California Corporation (the "Company"), and the persons and entities listed on Exhibit A hereto.

                                    RECITALS

     WHEREAS, the holders of the Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, 1990 Common, 1992 Common, 1994 Warrants and Underwriters' Warrants, and Eli Schetrit, Don Masulis and Q. T. Wiles (collectively, the "Prior Holders") possess certain registration rights pursuant to that certain Amended and Restated Registration Rights Agreement dated as of February 25, 1991, amended on February 12, 1992, further amended on February 24, 1992, further amended on February 24, 1994 and further amended on December 26, 1995 (the "Prior Agreements"); and

     WHEREAS, in connection with the merger of Ibex Technologies, Inc., a California corporation ("Ibex"), into the Company pursuant to an Agreement and Plan of Reorganization dated as of August 22, 1996 (the "Merger"), the Company has agreed to grant certain registration rights to certain Ibex shareholders upon the receipt by them of Company Common Stock pursuant to the Merger; and

     WHEREAS, since the effective date of the Third Amended and Restated Registration Rights Agreement, the Company has effected a 1-for-20 reverse split of its Common Stock; and

     WHEREAS, the rights granted in this Agreement are intended to supersede and replace those granted to the Prior Holders pursuant to the Prior Agreements.

     NOW, THEREFORE, in consideration of the foregoing and of the mutual promises and covenants contained herein the parties hereby agree as follows:

     1. Definitions. As used herein, the following terms shall have the following respective meanings:

     (a) "1994 Warrants" means (i) the warrant issued to H&Q London Ventures and initially exercisable for 1,000,000 shares of the Company's Common Stock, dated February 24, 1994, (ii) the warrant issued to Hambrecht & Quist Group and initially exercisable for 1,000,000 shares of the Company's Common Stock, dated February 24, 1994, and (iii) the warrant

                                       1.                          Page 66 of 83
          issued to Hambrecht & Quist Guaranty Finance and initially exercisable for 6,000,000 shares of the Company's Common Stock, dated February 24, 1994.

     (b) "Bank Warrant" shall mean the warrant issued to Silicon Valley Bank exercisable for 45,000 shares of the Company's Series E Preferred Stock and dated March 1, 1994.

     (c) "Commission" shall mean the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act.

     (d) "Eligible Holder" shall mean Holders, Ibex Holders and Warrant Share Holders, collectively.

     (e) "Holders" shall mean and include any person or persons to whom Registrable Securities (as defined herein) were originally issued or qualifying transferees under Section 11 hereof who hold Registrable Securities.

     (f) "Ibex Holders" shall mean and include any person or persons to whom Ibex Merger Shares (as defined herein) were originally issued or qualifying transferees under Section 11 hereof who hold Ibex Merger Shares.

     (g) "Ibex Merger Shares" shall mean those shares of Company Common Stock issued pursuant to the Merger.

     (h) "Initiating Holders" shall mean any Holders who in the aggregate own not less than 35% of the Registrable Securities which have not been sold to the public.

     (i) The terms "register," "registered" and "registration" refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act, and the declaration or ordering of the effectiveness of such registration statement.

     (j) "Registrable Securities" means (i) 37,500 shares of Common Stock held by Eli Schetrit, 22,500 shares of Common Stock held by Don Masulis and 10,312 shares of Common Stock held by Q. T. Wiles (collectively referred to as "Founders Stock"), (ii) shares of the Company's Common Stock issued or issuable pursuant to the conversion of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series E Preferred Stock which have not been sold to the public, (iii) 7,494 shares of the Company's Common Stock issued pursuant to conversion of warrants to purchase Common Stock dated prior to November 14, 1990 (the "1990 Common"), (iv) 7,811 shares of the Company's Common Stock issued by the Company in August 1992 to the purchasers of Series D Preferred Stock (the "1992 Common") and (v) any Common Stock of the Company issued or issuable in respect of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock or the Underwriters' Warrants or any shares of the Company's Common Stock or other securities issued or issuable pursuant to the conversion of, or with respect to, the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series E

                                       2.                          Page 67 of 83

          Preferred Stock and the Founder's Stock, the 1990 Common, the 1992 Common and the Underwriters' Warrants upon any stock split, stock dividend, recapitalization, or similar event, which shares have not been sold to the public.

     (k) "Registration Expenses" shall mean all expenses incurred by the Company in complying with Sections 2, 3 and 4 hereof, including, without limitation, all registration, qualification and filing fees, printing expenses, escrow fees, fees and disbursements of counsel for the Company, fees and disbursements of one counsel for all Holders, blue sky fees and expenses, and the expense of any special audits incident to or required by any such registration (but excluding the compensation of regular employees of the Company which shall be paid in any event by the Company).

     (l) "Securities Act" shall mean the Securities Act of 1933, as amended, or any similar federal statute and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

     (m) "Securities" shall mean the shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, the 1990 Common, the 1992 Common, the Ibex Merger Shares, the 1994 Warrants, the Bank Warrants and the Underwriters' Warrants (or any shares issued upon conversion or exercise thereof).

     (n) "Selling Expenses" shall mean all underwriting fees, discounts, selling commissions and stock transfer taxes applicable to the securities registered by the Holders and all fees and disbursements of counsel for any Holder, other than are counsel acting on behalf of all Holders.

     (o) "Special Ibex Holder" shall mean and include Tucha Limited, Newark Holding S.A. and Teodoro Ramos Gimenez and any person or persons to whom Ibex Merger Shares held by those parties have been transferred in accordance with Section 11 hereof.

     (p) "Underwriters' Warrants" shall mean those two warrants issued to Unterberg Harris and RvR Securities Corp. in connection with the Company's initial public offering in December, 1995 for the purchase of 100,000 shares of Company Common Stock each.

     (q) "Underwriters' Warrants Holders" shall mean any Holders who in the aggregate own or would own upon exercise not less than 50% of the shares of the Company's Common Stock underlying the Underwriters' Warrants.

     (r) "Warrant Shares" shall mean shares of the Company's Common Stock issued or issuable pursuant to exercise of the 1994 Warrants and shares of the Company's Common Stock issued or issuable upon conversion of the Company's Series E Preferred Stock issued or issuable upon exercise of the Bank Warrant.

                                       3.                          Page 68 of 83

     (s) "Warrant Share Holder" shall mean holders of shares of Common Stock issued or issuable upon exercise of the 1994 Warrants and the Bank Warrant.

     2. Requested Registration.

     (a) Request for Registration. In case the Company shall receive from Initiating Holders or Underwriters' Warrants Holders a written request that the Company effect any registration, qualification or compliance and an anticipated aggregate offering price, net of underwriting discounts and commissions, that would exceed either $5,000,000 (in the case of a request by Initiating Holders) or $500,000 (in the case of a request by Underwriters' Warrants Holders), the Company will:

          (i) promptly give written notice of the proposed registration, qualification or compliance to all other Holders; and

          (ii) use its diligent efforts to effect such registration, qualification or compliance as soon as practicable (including, without limitation, the execution of an undertaking to file post-effective amendments, appropriate qualification under applicable blue sky or other state securities laws and appropriate compliance with applicable regulations issued under the Securities Act and any other governmental requirements or regulations) as may be so requested and as would permit or facilitate the sale and distribution of all or such portion of such Registrable Securities as are specified in such request, together with all or such portion of the Registrable Securities of any Holder or Holders joining in such request as are specified in a written request received by the Company within 15 days after receipt of such written notice from the Company;

     Provided, however, that the Company shall not be obligated to take any action to effect any such registration, qualification or compliance pursuant to this Section 2:

               (A) In any particular jurisdiction in which the Company would be required to execute a general consent to service of process in effecting such registration, qualification or compliance unless the Company is already subject to service in such jurisdiction and except as may be required by the Securities Act;

               (B)  Prior to January 1, 1996;

               (C) Within six (6) months immediately following the effective date of any registration statement pertaining to a firmly underwritten offering of securities of the Company for its own account; or

               (D) Upon request from the Initiating Holders, after the Company has effected one such requested registration pursuant to this Agreement upon request from the Initiating Holders, such registration has been declared or ordered effective and the securities offered pursuant to such registration have been sold.

                                       4.                          Page 69 of 83

               (E) Upon request from the Underwriters' Warrants Holders, after the Company has effected one such requested registration pursuant to this Agreement upon request from the
                    Underwriters' Warrants Holders, such registration has been declared or ordered effective and the securities offered pursuant to such registration have been sold.

     Subject to the foregoing clauses (A) through (E), the Company shall file a registration statement covering the Registrable Securities so requested to be registered as soon as practicable, after receipt of the request of the Initiating Holders or Underwriters' Warrants Holders; provided, however, that if the Company shall furnish to such Holders a certificate signed by the President of the Company stating that in the good faith judgment of the Board of Directors of the Company, it would be seriously detrimental to the Company and its shareholders for such registration statement to be filed on or before the date filing would be required, and it is therefore essential to defer the filing of such registration statement, the Company shall have the right to defer such filing for a period of not more than 90 days after receipt of the request of the Initiating Holders or Underwriters' Warrants Holders; provided, however, that the Company may not make such certification more than once in any twelve (12) month period.

     (b)  Underwriting.

          (i) The distribution of the Registrable Securities covered by the request of the Initiating Holders shall be effected by means of a firm commitment underwriting. The right of any Initiating Holder to registration pursuant to Section 2 shall be conditioned upon such Initiating Holder's participation in such underwriting and the inclusion of such Initiating Holder's Registrable Securities in the underwriting to the extent requested (unless otherwise mutually agreed by a majority in interest of the Initiating Holders and such Initiating Holder) to the extent provided herein.

     The  Company  (together  with  all  Initiating  Holders  and  Underwriters'
Warrants Holders proposing to distribute their securities through such underwriting) shall enter into an underwriting agreement in customary form with the managing underwriter selected for such underwriting by a majority in interest of the Initiating Holders. Notwithstanding any other provision of this
Section 2, if the managing underwriter advises the Initiating Holders and the Underwriters' Warrants Holders in writing that marketing factors require a limitation of the number of shares to be underwritten, then, subject to the provisions of this Section 2(b), the Initiating Holders and Underwriters' Warrants Holders shall so advise all holders of Registrable Securities, and the number of shares of Registrable Securities that may be included in the registration and underwriting shall be allocated among all Initiating Holders and Underwriters' Warrants Holders thereof in proportion, as nearly as practicable, to the respective amounts of Registrable Securities held by such Initiating Holders and Underwriters' Warrants Holders at the time of filing the registration statement. No Registrable Securities excluded from the underwriting by reason of the managing underwriter's marketing limitation shall be included in such registration.

     If any Initiating Holder or Underwriters' Warrants Holder of Registrable Securities disapproves of the terms of the underwriting, such person may elect to withdraw therefrom by written notice to the Company, the managing

                                       5.                          Page 70 of 83
underwriter, the Initiating Holders and Underwriters' Warrants Holders. The Registrable Securities and/or other securities so withdrawn shall also be withdrawn from registration; provided, however, that, if by the withdrawal of such Registrable Securities a greater number of Registrable Securities held by other Initiating Holders or Underwriters' Warrants Holders may be included in such registration (up to the maximum of any limitation imposed by the underwriters), then the Company shall offer to all Initiating Holders and Underwriters' Warrants Holders who have included Registrable Securities in the registration the right to include additional Registrable Securities in the same proportion used in determining the underwriter limitation in this Section 2(b).

          (ii) Notwithstanding any terms in this Agreement to the contrary, the distribution of the shares issuable upon exercise of the Underwriters' Warrants is not required to be effected by means of an underwriting.

     (c) Inclusion of Shares by Company. If the managing underwriter has not limited the number of Registrable Securities to be underwritten, the Company may include securities for its own account or for the account of others in such registration if the managing underwriter so agrees and if the number of Registrable Securities held by participating Holders which would otherwise have been included in such registration and underwriting will not thereby be limited. The inclusion of such shares shall be on the same terms as the registration of shares held by the Initiating Holders or Underwriters' Warrants Holders.

     3. Company Registration.

     (a) Notice of Registration to Eligible Holders. If at any time or from time to time, the Company shall determine to register any of its securities, either for its own account or the account of a security holder or holders, other than (i) a registration relating solely to employee benefit plans, or (ii) a registration relating solely to a Commission Rule 145 transaction, the Company will:

          (i)  promptly give to each Eligible Holder written notice thereof; and

          (ii) include in such registration (and any related qualification under blue sky laws or other compliance), and in any underwriting involved therein, all the Registrable Securities, Ibex Merger Shares and Warrant Shares specified in a written request or requests, made within 15 days after receipt of such written notice from the Company, by any Eligible Holder.

     (b) Inclusion of Additional Shares. The Company may include in any registration pursuant to this Section 3 securities held by officers and employees of the Company, in amounts as determined by the Company's Board of Directors; provided, however, that the number of such shares included in such registration shall not exceed 10% of the total number of shares to be included on behalf of the Company's security holders in such registration.

                                       6.                          Page 71 of 83

     (c) Underwriting. If the registration of which the Company gives notice is for a registered public offering involving an underwriting, the Company shall so advise the Eligible Holders as a part of the written notice given pursuant to Section 3(a)(i). In such event the right of any Eligible Holder to registration pursuant to this Section 3 shall be conditioned upon such Eligible Holder's participation in such underwriting and the inclusion of such Eligible Holder's Registrable Securities, Ibex Merger Shares and Warrant Shares in the underwriting to the extent provided herein. All Eligible Holders proposing to distribute their securities through such underwriting shall (together with the Company and the other holders distributing their securities through such underwriting) enter into an underwriting agreement in customary form with the managing underwriter selected for such underwriting by the Company. Notwithstanding any other provision of this Section 3, if the managing underwriter determines that marketing factors require a limitation of the number of shares to be underwritten: (i) if such registration is the first offering by the Company to the general public of its securities for its own account, the underwriter may exclude some or all Registrable Securities, Ibex Merger Shares and Warrant Shares from such registration and underwriting (provided the securities of other shareholders are not included therein), and (ii) if such registration is other than the first offering by the Company to the general public of its securities for its own account, the underwriter may limit the Registrable Securities, Ibex Merger Shares and Warrant Shares held by Eligible Holders and securities to be included pursuant to Section 3(b) to be included in such registration and underwriting to an aggregate of not less than 25% of the total value of the securities to be distributed through such registration and underwriting. The Company shall so advise all Eligible Holders and the other holders distributing their securities through such underwriting, and the number of shares of Registrable Securities, Ibex Merger Shares, Warrant Shares and other securities that may be included in the registration and underwriting shall be allocated among all Eligible Holders and other holders thereof in proportion, as nearly as practicable, to the respective amounts of securities entitled to inclusion in such registration held by all such Eligible Holders and other holders at the time of filing the registration statement, except that Ibex Merger Shares includible in the registration shall first consist of those shares offered by any Special Ibex Holder with the balance of the Ibex Merger Shares to be included being allocated among the remaining Ibex Holders participating in the registration in proportion, as nearly as practicable, to the respective amounts of Ibex Merger Shares held by such Ibex Holders which are includible in such registration. If any Eligible Holder or other holder disapproves of the terms of any such underwriting, he may elect to withdraw therefrom by written notice to the Company and the managing underwriter. Any securities excluded or withdrawn from such underwriting shall be withdrawn from such registration, but if the registration is the first offering by the Company to the general public of its securities for its own account, then the securities so excluded or withdrawn shall not be transferred in a public distribution prior to 120 days after the effective date of the registration statement relating thereto.

     4. Registration on Form S-3.

     (a) In addition to the rights set forth in Section 2, if Holders or Ibex Holders request that the Company file a registration statement on Form S-3 (or any successor to Form S-3) for a public offering of shares of Registrable Securities and/or Ibex Merger Shares, the reasonably anticipated aggregate price to the public of which would either (i) be

                                       7.                          Page 72 of 83
          at least $1,000,000 or (ii) include at least $500,000 of Registrable Securities issued upon exercise of the Underwriters' Warrants, and the Company is a registrant entitled to use Form S-3 to register the shares for such an offering, the Company shall use its best efforts to cause such shares to be registered for the offering as soon as practicable on Form S-3 (or any successor form to Form S-3). The number of shares of Registrable Securities that may be included on the Form S-3 shall be allocated among all Holders and Ibex Holders in proportion to the respective amounts of Registrable Securities and Ibex Merger Shares entitled to inclusion in such registration at the time of filing the registration statement, except that Ibex Merger Shares includible in the registration shall first consist of those shares offered by any Special Ibex Holder with the balance of the Ibex Merger Shares to be included being allocated among the remaining Ibex Holders participating in the registration in proportion, as nearly as practicable, to the respective amounts of Ibex Merger Shares held by such Ibex Holders which are includible in such registration.

     (b) Collectively, the Ibex Special Holders shall have the right to make a single request, which shall be identified as such request in the notice to the Company, that the Company file a registration statement on Form S-3 (or any successor to Form S-3) for a public offering of Ibex Merger Shares held by the Special Ibex Holders, the reasonably anticipated aggregate price to the public of which would be at least $1,000,000. If Company is a registrant entitled to use Form S-3 to register the shares for such an offering, the Company shall use its best efforts to cause such shares to be registered for the offering as soon as practicable on Form S-3 (or any successor form to Form S-3) and shall keep such registration effective and current for a period of 30 days. During such thirty day period, the Company shall not allow any other registration statement filed pursuant to Sections 2-4 to become effective. The number of shares of Registrable Securities that may be included on the Form S-3 shall be allocated among all Special Ibex Holders in proportion to the respective amounts of Ibex Merger Shares entitled to inclusion in such registration at the time of filing the registration statement. Should the Company not be obligated to take the action requested in Section 4(b) due to the exceptions to such obligation identified in Section 4(c)(ii), (iii) or (iv), the right to make a single request for registration pursuant to Section 4(b) shall be treated as unexercised until the Special Ibex Holders make a subsequent request for registration.

     (c) Notwithstanding the foregoing, the Company shall not be obligated to take any action pursuant to this Section 4: (i) in any particular jurisdiction in which the Company would be required to execute a general consent to service of process in effecting such registration, qualification or compliance unless the Company is already subject to service in such jurisdiction and except as may be required by the Securities Act; (ii) if the Company, within ten (10) days of the receipt of the request of the Holders, gives notice of its bona fide intention to effect the filing of a registration statement with the Commission within forty-five (45) days of receipt of such request (other than with respect to a registration statement relating to a Rule 145 transaction, an offering solely to employees or any other registration which is not appropriate for the registration of Registrable Securities); (iii) except as noted in Section 4(b), during the period starting with the date of filing of, and ending on a date ninety (90) days following the effective date of, a registration

                                       8.                          Page 73 of 83
          statement described in (ii) above or pursuant to Section 2, provided that the Company is actively employing in good faith all reasonable efforts to cause such registration statement to become effective and further provided that no other person or entity could require the Company to file a registration statement in such period; (iv) more than once in any twelve month period or (v) with regard to a Holder or Ibex Holder of less than one percent (1%) of the Company's outstanding Common Stock determined in accordance with Rule 144 under the Securities Act.

     5. Expenses of Registration. All Registration Expenses, other than underwriting fees, discounts or commissions or fees of counsel other than one counsel for all selling shareholders, incurred in connection with any registration, qualification or compliance pursuant to Sections 2, 3 and 4, shall be borne by the Company. Unless otherwise stated, all Selling Expenses relating to securities registered by the Holders or the Eligible Holders shall be borne by the holders of such securities pro rata on the basis of the number of shares so registered.

     6. Registration Procedures. In the case of each registration, qualification or compliance effected by the Company pursuant to this Agreement, the Company will keep each participating Eligible Holder advised in writing as to the initiation of each registration, qualification and compliance and as to the completion thereof. At its expense the Company will:

     (a) Except as noted in Section 4(b), keep such registration, qualification or compliance effective and current for a period of 90 days (or such longer period as may be necessary to accommodate the filing of amendments or supplements necessary to comply with the Securities Act) or until the participating Eligible Holder or participating Eligible Holders have completed the distribution described in the registration statement relating thereto, whichever first occurs; and

     (b) Furnish such number of prospectuses and other documents incident thereto as a participating Eligible Holder from time to time may reasonably request.

     (c) Use its best efforts to register and qualify the securities covered by such registration statement under such other securities or Blue Sky laws of such jurisdictions as shall be reasonably requested by the participating Eligible Holders, provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdiction.

     (d) In the event of any underwritten public offering, enter into and perform its obligations under an underwriting agreement, in usual and customary form, with the managing underwriter of such offering. Each Eligible Holder participating in such underwriting shall also enter into and perform its obligations under such an agreement.

     (e) Notify each participating Eligible Holder of Registrable Securities and Warrant Shares covered by such registration statement, at any time when a prospectus relating thereto covered by such registration statement is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact

                                       9.                          Page 74 of 83
          required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

     7. Indemnification.

     (a) The Company will indemnify each Eligible Holder, depending on the form of the registration, each of its officers and directors and partners and such Eligible Holder's legal counsel and independent accountants, and each person controlling any such persons within the meaning of
          Section 15 of the Securities Act, with respect to which registration, qualification or compliance has been effected pursuant to this Agreement, and each underwriter, if any, and each person who controls any underwriter within the meaning of Section 15 of the Securities Act, against all expenses, claims, losses, damages and liabilities (or actions in respect thereof), including any of the foregoing incurred in settlement of any litigation, commenced or threatened, arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any registration statement, prospectus, offering circular or other document, or any amendment or supplement thereto, incident to any such registration, qualification or compliance, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein, not misleading, or any violation by the Company of any rule or regulation promulgated under the Securities Act or any state securities laws applicable to the Company and relating to action or inaction required of the Company in connection with any such registration, qualification or compliance, and will reimburse each such Eligible Holder, each of its officers and directors and such Eligible Holder's legal counsel and independent accountants, and each person controlling any such persons, each such underwriter and each person who controls any such underwriter, for any legal and any other expenses reasonably incurred in connection with investigating, preparing or defending any such claim, loss, damage, liability or action, provided that the Company will not be liable in any such case to the extent that any such claim, loss, damage, liability or expense arises out of or is based on any untrue statement or omission or alleged untrue statement or omission, made in reliance upon and in conformity with written information furnished to the Company by an instrument duly executed by such Eligible Holder or underwriter and stated to be specifically for use therein.

     (b) Each Eligible Holder will, if Securities held by such Eligible Holder are included in the securities as to which such registration, qualification or compliance is being effected, indemnify the Company, each of its directors and officers and its legal counsel and independent accountants, each underwriter, if any, of the Company's securities covered by such a registration statement, each person who controls the Company or such underwriter within the meaning of Section 15 of the Securities Act, and each other such Eligible Holder, each of its officers and directors and each person controlling such Eligible Holder within the meaning of Section 15 of the Securities Act, against all claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any such registration statement, prospectus, offering circular or other document, or any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the

                                      10.                          Page 75 of 83
          statements therein not misleading, and will reimburse the Company, such Eligible Holders, such directors, officers, legal counsel, independent accountants, underwriters or control persons for any legal or any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action, in each case to the extent, but only to the extent, that such untrue statement (or alleged untrue statement) or omission (or alleged omission) is made in such registration statement, prospectus, offering circular or other document in reliance upon and in conformity with written information furnished to the Company by an instrument duly executed by such Eligible Holder and stated to be specifically for use therein; provided, however, that the obligations of such Eligible Holders hereunder shall be limited to an amount equal to the proceeds to each such Eligible Holder of Registrable Securities or Warrant Shares sold as contemplated herein.

     (c) Each party entitled to indemnification under this Section 7 (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom, provided that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be approved by the Indemnified Party (whose approval shall not unreasonably be withheld). The Indemnified Party may participate in such defense at such party's expense; provided, however, that the Indemnifying Party shall bear the expense of such defense of the Indemnified Party if representation of both parties by the same counsel would be inappropriate due to actual or potential conflicts of interest. The failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Agreement. No Indemnifying Party, in the defense of any such claim or litigation, shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation.

     8. Lockup Agreement. In consideration for the Company agreeing to its obligations under this Agreement, each Eligible Holder agrees in connection with the first registration of the Company's securities whether for its own account or under Section 2, upon the request of the Company or the underwriters managing the underwritten offering of the Company's securities, not to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any Registrable Securities or Warrant Shares (other than those included in the registration) without the prior written consent of the Company or such underwriters, as the case may be, for such period of time (not to exceed 120 days) from the effective date of such registration as the Company or the underwriters may specify; provided, however, that (i) such Eligible Holder shall have no obligation to enter into the agreement described herein unless all executive officers and directors of the Company enter into similar agreements and (ii) nothing herein shall prevent any Eligible Holder that is a partnership from making a distribution of Registrable Securities or Warrant Shares to the partners thereof that is otherwise in compliance with applicable securities laws.

     9. Information by Eligible Holder. The Eligible Holder of Securities included in any registration shall furnish to the Company such information regarding such Eligible Holder or Holders and the distribution proposed by such

                                      11.                          Page 76 of 83

Eligible Holder or Holders as the Company may request in writing and as shall be required in connection with any registration, qualification or compliance referred to in this Agreement.

     10. Rule 144 Reporting. With a view to making available the benefits of certain rules and regulations of the Commission which may at any time permit the sale of securities of the Company to the public without registration, after such time as a public market exists for the Common Stock of the Company, the Company agrees to:

     (a) Make and keep public information available, as those terms are understood and defined in Rule 144 under the Securities Act, at all times after the effective date of the first registration under the Securities Act filed by the Company for an offering of its securities to the general public;

     (b) Use its best efforts to then file with the Commission in a timely manner all reports and other documents required of the Company under the Securities Act and the Securities Exchange Act of 1934, as amended (at any time after it has become subject to such reporting requirements);

     (c) So long as a Eligible Holder owns any Securities to furnish to the Eligible Holder forthwith upon request a written statement by the Company as to its compliance with the reporting requirements of said Rule 144 (at any time after 90 days after the effective date of the first registration statement filed by the Company for an offering of its securities to the general public), and of the Securities Act and the Securities Exchange Act of 1934 (at any time after it has become subject to such reporting requirements), a copy of the most recent annual or quarterly report of the Company, and such other reports and documents of the Company as an Eligible Holder may reasonably request in availing itself of any rule or regulation of the Commission allowing an Eligible Holder to sell any such securities without registration.

     11. Transfer of Registration Rights. The rights to cause the Company to register securities granted Holders under Section 2 and to Holders and Ibex Holders under Section 4, and to Eligible Holders under Sections 3, may not be assigned to a transferee or assignee without the prior written consent of the Company. Notwithstanding the foregoing, rights to cause the Company to register securities may be assigned in connection with the transfer or assignment of Securities, without the Company's consent, either during the Eligible Holder's lifetime, or on death by will or intestacy, to his other ancestors, descendants or spouse, or any custodian or trustee for the account of Eligible Holder or Holders' ancestors, descendants or spouse or to any constituent partner of an Eligible Holder, where such Eligible Holder is a partnership, or to any parent or subsidiary corporation or any officer, director or principal shareholder thereof, where such Eligible Holder is a corporation.

     12. Termination of Registration Rights. The rights granted pursuant to this Agreement shall terminate as to any Eligible Holder at the earlier of (i) five years after the Company's initial public offering or (ii) unless the Eligible Holder is a holder of at least 1% of the aggregate of all outstanding Common Stock of the Company, at such time as such Eligible Holder may sell under Rule

                                      12.                          Page 77 of 83

144, or a successor rule, in a three month period, all Securities then held by such Eligible Holder.

     13. Miscellaneous.

     (a) Waivers and Amendments. With the written consent of the holders of a majority of the Securities (as then adjusted for any stock dividends, stock splits, recapitalizations or combinations), the obligations of the Company and the rights of the Eligible Holders under this Agreement may be waived (either generally or in a particular instance, either retroactively or prospectively, and either for a specified period of time or indefinitely) or amended; provided, however, that no such waiver or amendment shall reduce the aforesaid number of shares, the holders of which are required to consent to any waiver or amendment, without the consent of the holders of all of the Securities and provided further that no such waiver or amendment shall be effective as to the Special Ibex Holders or the Ibex Merger Shares held by them without the written consent of the Special Ibex Holders. Upon the effectuation of each such waiver or amendment, the Company shall promptly give written notice thereof to the holders of the Securities who have not previously consented thereto in writing.

     (b) Governing Law. This Agreement shall be governed by and construed under the laws of the State of California as such laws are applied to contracts made and to be fully performed entirely within that state between residents of that state. All disputes arising out of this Agreement shall be subject to the exclusive jurisdiction and venue of the California State courts of Santa Clara County, California (or, if there is exclusive federal jurisdiction, the United States District Court for the Northern District of California) and the parties consent to the personal and exclusive jurisdiction and venue of these courts.

     (c) Successors and Assigns. Except as otherwise expressly provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto.

     (d) Entire Agreement. This Agreement constitutes the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof.

     (e) Notices. All notices and other communications required or permitted hereunder shall be in writing and shall be mailed by first class, postage prepaid, addressed (a) if to an Eligible Holder, at such Eligible Holder's address as indicated in the Company's transfer agent's records, or (b) if to the Company, at 3255-3 Scott Boulevard, Santa Clara, California 95051, or at such other address as the Company shall have furnished to the Holders in writing.

     (f) Separability. In case any provision of this Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions of this Agreement shall not in any way be affected or impaired thereby.

                                       13.                         Page 78 of 83

     (g) Titles and Subtitles. The titles of the sections and subsections of this Agreement are for conveniences of reference only and are not to be considered in construing this Agreement.

     (h) Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together constitute one instrument.

     The foregoing Agreement is hereby executed as of the date first above written.

                        CASTELLE,
                        a California corporation



                         By:     /s/ Arthur Bruno
                                 ARTHUR BRUNO,
                                 President and Chief Executive Officer

                                       14.                         Page 79 of 83

                         COUNTERPART SIGNATURE PAGE FOR
                           FIFTH AMENDED AND RESTATED
                          REGISTRATION RIGHTS AGREEMENT


     The undersigned is executing this signature page for the Fifth Amended and Restated Registration Rights Agreement with respect to all Securities and Registrable Securities held by the undersigned shareholder.

                                                              SHAREHOLDER:  *

                                                              Name:



                                                              Signature:

                                                              By:

                                                              Title:



* The persons and entities listed below are signatories to the Agreement:

Applied Systems Engineering, Inc.
Asset Management Associates 1984
Bay Partners III
Bay Partners IV
Henry S. Bienen
California BPIV, L.P. (formerly BP IV)
Daniel H. Case III
Marian H. Case
Eric Chen
Colleen E. Curry
Delaware Charter Guarantee & Trust Co.
Scott Edwards
Antonio J. Espinosa
Elizabeth Hambrecht Eu
Boyd W. Fellows
Dieter Folta
Peter S. Friedman
Golden Moon Ventures
The 1990 Grant Revocable Trust
Robert Ney Grant
Joseph A. Greco & Roslyn M. Greco
Guaranty Finance Management Corp.
H&Q Group
H&Q London Ventures
H&Q TV Management N.V. H&Q Ventures International C.V.
H&Q Ventures IV
Hambrecht & Quist Venture Partners
Hambrecht 1980 Revocable Trust
Amelia T. Hambrecht
Forrest Hambrecht
George N. Hambrecht
Robert H. Hambrecht
Susan L. Hambrecht
William R. Hambrecht
Hamco Capital Corporation
Hamquist
Donald E. Hansen & Sarah A. Blanchette
Hardie Honda
INL Ventures, Inc.
Ivory & Sime Enterprise Capital plc
   (formerly The Independent Investment
   Co. Plc)
Brian H. Jones
Alan Kessman
Robert F. Killion
Samuel D. Kingsland
Donald R. Klarich and Geraldine Klarich
Kulp 1983 Revocable Trust 04/01/83
Douglas Look
Edgar L. Lowe
Bruce M. Lupatkin
Gordon S. Macklin
Dean Witter Reynolds, Custodian for
   Bruce A. Mann Rollover dated 11/02/94
Clovis F. Mattos
Cristina M. Morgan
William R. Murray and Mary Patricia
   Murray, Trustees of the Murray
   Family Revocable Trust dtd 6/6/90
Randall A. Nishimi
Standish H. O'Grady
Paul F. Pelosi
Robert Place
Curtis R. Powell
Elizabeth Powell
John S. Powell
Hans-Peter Riecken
RvR Securities Corp.
Kevin R. Skaggs
J.F. Shea Company, Inc.
J.F. Shea Co., as Nominee 1989-15
John J.F. Sherrerd
Susan Sherrerd
Silicon Valley Bank
Sharon L. Smith
Prakash C. Sootarsing
Timothy M. Spicer
William R. Timken
Barry Traub
Tucha Limited
Unterberg Harris, L.P.
John C. Vlahoyiannis
Leonor Velasco
Dennis Walton
P. Stewart Ward
Lawrence P. Weiner
William Welty
Richard J. & Robin L. Wetmore
Susan Witter

                                  EXHIBIT 11.1

                                                                   EXHIBIT 11.1

                            CASTELLE AND SUBSIDIARIES
                        COMPUTATION OF NET LOSS PER SHARE
                    (in thousands, except per share amounts)








                                                                    December 31,          December 31,      December 31,
                                                                       1996                  1995              1994
                                                                    ------------          ------------      ------------
Primary and fully diluted:
   Weighted average common shares outstanding for the period              4,461                 1,588               875
   Weighted average shares from assumed conversion of
   preferred stock                                                                              1,724
   Common equivalent shares pursuant to Staff Accounting
   Bulletin No. 83                                                                                 74                74
   Common equivalent shares assuming conversion of stock
   options under the treasury stock method                                  241                   133
                                                                    ------------          ------------      ------------
   Shares used in per share calculation                                   4,702                 3,519               949
                                                                    ============          ============      ============

   Net income                                                       $     5,643           $     2,032       $      (166)
   Income addback under modified treasury stock method                                             51
   Net income                                                       $     5,643           $     2,083       $      (166)
                                                                    ============          ============      ============
   Net income per share                                             $      1.20           $      0.59       $     (0.17)
                                                                    ============          ============      ============
                                                                   Page 82 of 83