Form 10-Q
period 1997-03-28
CASTELLE \CA\
filed 1997-05-12
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 28, 1997

                                       OR

  [  ]      Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-220-20

                                    CASTELLE
                 (Exact name of registrant as specified)
                 ----------------------------------------------

                California                         77-0164056
       (State of other jurisdiction of          (I.R.S. Employer
        incorporation or organization)         Identification No.)

              3255-3 Scott Boulevard, Santa Clara, California 95054 (Address of principal executive offices)

         Issuer's telephone number, including area code: (408) 496-0474

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of May 2,1997 was 4,465,975.

                                    CASTELLE

                                     INDEX



                                                                      Page No.
                                                                      --------

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

               Consolidated Balance Sheets                               2

               Consolidated Statements of Income                         3

               Consolidated Statements of Cash Flows                     4

               Notes to Consolidated Financial Statements                5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           6

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              8

Signatures                                                              10

     Except for the historical information contained herein, the following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document, as well as those discussed in the Company's Form SB-2 filed November 17, 1995, as amended and, Form 10-KSB for the year ended December 31, 1996

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                    CASTELLE
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                              ASSETS                     March 28,  December 31,
                                                           1997        1996
                                                        (unaudited)
Current assets:
Cash and cash equivalents ............................   $  8,685     $  8,161
Accounts receivable, net of allowance for
doubtful accounts of $467 in 1997 and 1996
                                                            5,417        5,783
Inventories ..........................................      3,722        2,841
Prepaid expenses and other current assets ............        753          626
Deferred income taxes ................................      1,439        1,439
                                                         --------     --------
Total current assets .................................     20,016       18,850

Property plant and equipment, net ....................        641          593
Other assets, net ....................................        118           84
Deferred income taxes ................................      2,860        2,860
                                                         --------     --------
Total assets .........................................   $ 23,635     $ 22,387
                                                         ========     ========

                            LIABILITIES
Current liabilities:
Accounts payable .....................................   $  3,140        1,862
Accrued liabilities ..................................      3,335        3,825
                                                         --------     --------
Total liabilities ....................................      6,475        5,687

                       SHAREHOLDERS' EQUITY
Common stock .........................................     23,791       23,698
Notes receivable
for purchase of common stock .........................       (296)        (296)

Accumulated deficit ..................................     (6,335)      (6,702)
                                                         --------     --------

Total shareholders' equity ...........................     17,160       16,700
                                                         --------     --------

Total liabilities and shareholders' equity                $23,635     $ 22,387
                                                         ========     ========


    The accompanying notes are an integral part of these financial statements



                                    CASTELLE
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                                3 MONTHS ENDED   3 MONTHS ENDED
                                                March 28, 1997   March 29, 1996
                                                   (unaudited)     (unaudited)

Net sales ..........................................      $ 6,419       $ 7,097

Cost of sales ......................................        2,578         3,560
                                                          -------       -------

Gross profit .......................................        3,841         3,537
                                                          -------       -------

Operating expenses:

Research and development ...........................          830           704

Sales and marketing ................................        2,031         1,880

General and administrative .........................          429           361
                                                          -------       -------

Total operating expenses ...........................        3,290         2,945
                                                          -------       -------

Operating  income ..................................          551           592

Interest income, net ...............................           89            83
Other expense , net ................................          (29)          (27)

                                                          -------       -------
 Income before provision for income taxes ..........          611           648

Provision for income taxes .........................          244            49
                                                          -------       -------

Net income .........................................      $   367       $   599
                                                          =======       =======

Net income per share ...............................      $  0.08       $  0.13
                                                          =======       =======

Shares used in per share calculation ...............        4,628         4,689
                                                          =======       =======


    The accompanying notes are an integral part of these financial statements



                                    CASTELLE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                 3 MONTHS ENDED  3 MONTHS ENDED
                                                 March 28, 1997  March 29, 1996
                                                   (unaudited)    (unaudited)
(unaudited)
Cash flows from operating activities:
Net income .........................................   $   367    $   599
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization ......................        72        139
Provision for excess and obsolete inventory ........         0        103
Changes in assets and liabilities:
Accounts receivable ................................       366       (737)
Inventories ........................................      (882)    (1,663)
Prepaid expenses and other assets ..................      (161)       (11)
Accounts payable ...................................     1,277       (112)
Accrued liabilities and other long-term liabilities       (491)      (436)
                                                       -------    -------

Net cash provided by (used in) operating activities        548      (2118)
                                                       -------    -------

Cash flows from investing activities:
Acquisition of property and equipment ..............      (117)       (97)
Acquisition of intangible assets ...................         0        (51)
                                                       -------    -------

Net cash (used in) investing activities ............      (117)      (148)
                                                       -------    -------

Cash flows from financing activities:
Repayment of notes payable .........................         0       (218)
Principal payments on capitalized leases ...........         0        (11)
Proceeds from issuance of common stock and warrants         93        975

                                                       -------    -------

Net cash provided by financing activities ..........        93        746
                                                       -------    -------

Net increase (decrease) in cash and cash equivalents       524     (1,520)

Cash and cash equivalents at beginning of period ...     8,161      7,406
                                                       -------    -------

Cash and cash equivalents at end of period .........   $ 8,685    $ 5,886
                                                       =======    =======


    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and have been prepared in accordance with generally accepted accounting principles. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. The results of operations for the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1997. Because all of the disclosures required by generally accepted accounting principles are not included in the accompanying consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.


2.   Net Income Per Share

     Net income per share is based upon the weighted average number of common and common equivalent shares outstanding.


3.   Inventories

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market.

                           SEPTEMBER 27,    DECEMBER 31,
                               1996           1996
                           (unaudited)

     Raw  material .           $2,083           $  878
     Work in process              174              212
     Finished goods             1,465            1,751
                               ------           ------

                               $3,722           $2,841
                               ======           ======


4.    Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. Management does not expect the adoption of SFAS 128 to have a material impact on the Company's financial position, results of operations or cash flows.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's Form SB-2 filed November 17, 1995, as amended and, Form 10-KSB for the year ended December 31, 1996.

                                Quarterly Results

                         As a percentage of Net Revenues

                                3 MONTHS ENDED     3 MONTHS ENDED
                                MARCH 28, 1997     MARCH 29, 1996
                                 (unaudited)        (unaudited)

Net sales ................              100              100
Cost of sales ............               40               50
                                        ---              ---
Gross profit .............               60               50
                                        ---              ---

Operating expenses:

Research and development .               13               10
Sales and marketing ......               31               27
General and administrative                7                5
                                        ---              ---
Total operating expenses .               51               42
                                        ---              ---

Operating  income ........                9                8

Interest income, net .....                1                1

Other expense, net .......                0                0
                                        ---              ---
 Income before provision
 for income taxes ........               10                9

Provision for income taxes                4                1
                                        ---              ---

Net income ...............                6                8
                                        ===              ===

     Net Sales
     Net sales for the first fiscal quarter of 1997 were $6.4 million, a decrease of 10% from the $7.1 million recorded in first quarter of 1996. Net sales from fax servers increased 11% compared to the same period last year. However net sales from the fax-on-demand and print server product lines declined 33% and 20% respectively. Sales of the Company's products outside North America totaled $3.3 million or 52% of net sales for the first quarter of 1997 as compared with $3.7 million or 52% of net sales for the same period last year.

     Gross Profit
     Gross profit for the first quarter of 1997 was 60% versus 50% for the same period in 1996. The increase in gross profit percentage is mainly due to lower cost of components incorporated in the Company's products, selling an increased proportion of fax servers which have a higher gross profit and selling an increased proportion of products with lower sales discounts.

     Research and Development
     Research and development expenses were $830,000 and $704,000 in the first quarters of 1997 and 1996, or 13% and 10% of net sales, respectively. The increase in spending is primarily attributable to an increase in the number of engineers employed by the Company.

     Sales and Marketing
     Sales and marketing expenses were $2.0 million in the first quarter of 1997, or 31% of net sales as compared with $1.9 million, or 27% of net sales, for the same period last year. The increase was primarily a result of an increase in the number of sales and marketing employees.

     General and Administrative
     General and administrative expenses were $429,000 in the first quarter of 1997, or 7% of net sales, as compared with $361,000 or 5% of net sales, for the same period last year.

     Interest Income,  net
     Interest income, net, was $89,000 or 1% of net sales in the first quarter of 1997 as compared with interest income, net of interest expense, of $83,000 or 1% of net sales for the same period last year.

     Liquidity and Capital Resources
     Net cash provided by operating activities was $548,000 for the first quarter of 1997, primarily as a result of net income, an increase in accounts payable and a decrease in accounts receivable, offset to some extent by an increase in inventories and a decrease in accrued liabilities. This compares to net cash used in operating activities of $2.1 million for the first quarter of 1996, primarily as a result of an increase in inventories and accounts receivable, offset to some extent by net income. Cash used in investing activities in the first quarter of 1997 was $117,000 and primarily from acquisition of computer equipment as compared to $148,000 in 1996 which was associated with purchases of computer equipment and an intangible asset. Net cash provided by financing activities in the first quarter of 1997 was $93,000 from the exercise of stock options as compared to $746,000 in 1996 which included proceeds from an over-allotment of common stock associated with the Company's initial public offering offset somewhat by repayment of a note payable. As of March 28, 1997, the Company had $8.7 million of cash and cash equivalents. Working capital increased to $13.5 million at March 28, 1997 from $13.2 million at December 31, 1996. The Company has a $6.0 million secured revolving line of credit with a bank which expires in June 1997, pursuant to which the Company may borrow 75% of eligible domestic accounts receivable at the bank's prime rate. In addition, the Company has a $3.0 million foreign accounts receivable and inventory line which is part of the overall $6.0 million commitment. Under the foreign accounts receivable and inventory line, the Company may borrow 90% of eligible accounts receivable and 40% of eligible inventory. Under the terms of the agreement, the Company is required to comply with covenants, including a certain minimum quick ratio and tangible net worth and maximum debt to tangible net worth, and is also restricted from entering into any mergers or acquisitions where the total annual consideration exceeds $15,000,000 without the bank's approval. The Company is in compliance with these covenants and at March 28, 1997 the line of credit had a zero balance. The line of credit prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to loan money or assets or purchase interests in other entities without the prior written consent of the lender.

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

     The Company had no material capital commitments at March 28, 1997. Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


(a)       Exhibits

          11.1          Computation of Net Income Per Share

          27            Financial Data Schedule

(b)       Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 28, 1997.

                                                                                                                        Exhibit 11.1

                                    CASTELLE
                       COMPUTATION OF NET INCOME PER SHARE
                    (in thousands, except per share amounts)




                                                3 MONTHS ENDED    3 MONTHS ENDED
                                                March 28, 1997    March 29, 1996

                                                  (unaudited)     (unaudited)


Primary and Fully Diluted:
Weighted average common shares outstanding for the period   4,425   4,430
Common equivalentshares assuming conversion of stock
options under the treasury stock method
                                                              203     259
                                                            -----   -----

Shares used in per share calculation ....................   4,628   4,689
                                                            =====   =====

Net income ..............................................     367     598
                                                            -----   -----


Net income per share ....................................    0.08    0.13
                                                            =====   =====

                                       9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTELLE

By:  /s/ Arthur H. Bruno                                 Date: May 12, 1997
     Arthur H. Bruno
     Chief Executive Officer and President
     (Principal Executive Officer)

By:  /s/ Randall I. Bambrough                            Date: May 12, 1997
     Randall I. Bambrough
     Vice President of Finance and Administration
     Chief Financial Officer
     (Principal Financial and Accounting Officer)