Form 10-Q
period 1997-06-27
CASTELLE \CA\
filed 1997-08-11
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 27, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of August 1, 1997 was 4,486,123.

                                    CASTELLE

                                     INDEX



                                                                      Page No.
                                                                      --------

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

               Consolidated Balance Sheets                               2

               Consolidated Statements of Income                         3

               Consolidated Statements of Cash Flows                     5

               Notes to Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                             10

Signatures                                                              12

     Except for the historical information contained herein, the following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document, as well as those discussed in the Company's Form SB-2 filed November 17, 1995, as amended and, Form 10-KSB for the year ended December 31, 1996 and Form 10-Q for the quarter ended March 28, 1997.

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                    CASTELLE
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                              ASSETS                      June 27,  December 31,
                                                           1997        1996
                                   (unaudited)
Current assets:
Cash and cash equivalents ............................   $  7,703     $  8,161
Accounts receivable, net of allowance for
doubtful accounts of $669 in 1997 and $467 in 1996 ...      5,574        5,783
Inventories ..........................................      3,778        2,841
Prepaid expenses and other current assets ............        776          626
Deferred income taxes ................................      1,510        1,439
                                                         --------     --------
Total current assets .................................     19,341       18,850

Property plant and equipment, net ....................        745          593
Other assets, net ....................................        135           84
Deferred income taxes ................................      2,860        2,860
                                                         --------     --------
Total assets .........................................   $ 23,081     $ 22,387
                                                         ========     ========

                            LIABILITIES
Current liabilities:
Accounts payable .....................................   $  2,593     $  1,862
Accrued liabilities ..................................      3,198        3,825
                                                         --------     --------
Total current liabilities ............................      5,791        5,687

                       SHAREHOLDERS' EQUITY
Common stock .........................................     23,845       23,698
Notes receivable
for purchase of common stock .........................       (296)        (296)

Accumulated deficit ..................................     (6,259)      (6,702)
                                                         --------     --------

Total shareholders' equity ...........................     17,290       16,700
                                                         --------     --------

Total liabilities and shareholders' equity               $ 23,081     $ 22,387
                                                         ========     ========


    The accompanying notes are an integral part of these financial statements





                                    CASTELLE
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                                3 MONTHS ENDED   3 MONTHS ENDED
                                                 June 27, 1997    June 28, 1996
                                                   (unaudited)     (unaudited)

Net sales ..........................................      $ 7,002       $ 8,403

Cost of sales ......................................        3,218         4,001
                                                          -------       -------

Gross profit .......................................        3,784         4,402
                                                          -------       -------

Operating expenses:

Research and development ...........................          864           695

Sales and marketing ................................        2,366         2,079

General and administrative .........................          490           510
                                                          -------       -------

Total operating expenses ...........................        3,720         3,284
                                                          -------       -------

Operating  income ..................................           64         1,118

Interest income, net ...............................           74            94
Other expense , net ................................          (14)          (48)

                                                          -------       -------
Income before provision for income taxes ..........           124         1,164

Provision for income taxes .........................           50           177
                                                          -------       -------

Net income .........................................      $    74       $   987
                                                          =======       =======

Net income per share ...............................      $  0.02       $  0.21
                                                          =======       =======

Shares used in per share calculation ...............        4,628         4,793
                                                          =======       =======


    The accompanying notes are an integral part of these financial statements





                                    CASTELLE
                        CONSOLIDATED STATEMENTS OF INCOME
                                                YEAR-TO-DATE
                      (in thousands, except per share data)



                                                6 MONTHS ENDED   6 MONTHS ENDED
                                                 June 27, 1997    June 28, 1996
                                                   (unaudited)     (unaudited)

Net sales ..........................................     $ 13,421      $ 15,500

Cost of sales ......................................        5,796         7,561
                                                          -------       -------

Gross profit .......................................        7,625         7,939
                                                          -------       -------

Operating expenses:

Research and development ...........................        1,694         1,399

Sales and marketing ................................        4,397         3,959

General and administrative .........................          919           871
                                                          -------       -------

Total operating expenses ...........................        7,010         6,229
                                                          -------       -------

Operating  income ..................................          615         1,710

Interest income, net ...............................          153           177
Other expense , net ................................          (33)          (75)

                                                          -------       -------
Income before provision for income taxes ..........           735         1,812

Provision for income taxes .........................          294           226
                                                          -------       -------

Net income .........................................      $   441       $ 1,586
                                                          =======       =======

Net income per share ...............................      $  0.10       $  0.34
                                                          =======       =======

Shares used in per share calculation ...............        4,628         4,741
                                                          =======       =======


    The accompanying notes are an integral part of these financial statements



                                    CASTELLE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                 6 MONTHS ENDED  6 MONTHS ENDED
                                                  June 27, 1997   June 28, 1996
                                                   (unaudited)    (unaudited)
(unaudited)
Cash flows from operating activities:
Net income .........................................   $   441    $  1,586
Adjustments to reconcile net income to net cash used
 in operating activities:
Depreciation and amortization ......................       162         192
Deferred tax provision .............................      (71)          29
Write off of other assets and property and equipment         1          11
Provision for excess and obsolete inventory ........         0       (248)
Changes in assets and liabilities:
Accounts receivable ................................       209         185
Inventories ........................................     (936)     (1,098)
Prepaid income taxes ...............................                     1
Prepaid expenses and other assets ..................     (157)        (58)
Accounts payable ...................................       731       (768)
Accrued liabilities ................................     (626)       (296)
Income tax payable .................................         0         123
Deferred revenue ...................................         0          48
                                                       -------     -------

Net cash used in operating activities ..............     (246)       (293)
                                                       -------     -------

Cash flows from investing activities:
Acquisition of property and equipment ..............     (358)       (206)
Acquisition of intangible assets ...................       (1)        (23)
                                                       -------     -------

Net cash used in investing activities ..............     (359)       (229)
                                                       -------     -------

Cash flows from financing activities:
Repayment of notes payable .........................         0       (216)
Principal payments on capitalized leases ...........         0        (31)
Proceeds from issuance of common stock and warrants        147         975
Proceeds from collection of notes receivable for
Stock ...................... .......................                    83

                                                       -------     -------

Net cash provided by financing activities ..........       147         811
                                                       -------     -------

Net increase (decrease) in cash and cash equivalents     (458)         289

Cash and cash equivalents at beginning of period ...     8,161       7,406
                                                       -------     -------

Cash and cash equivalents at end of period .........   $ 7,703    $  7,695
                                                       =======     =======


    The accompanying notes are an integral part of these financial statements

                                    CASTELLE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


3.   Inventories

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market.

                              JUNE 27,    DECEMBER 31,
                               1996           1996
                           (unaudited)

     Raw  material .           $2,170           $  878
     Work in process              386              212
     Finished goods             1,222            1,751
                               ------           ------

                               $3,778           $2,841
                               ======           ======


4.    Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. Management does not expect the adoption of SFAS 128 to have a material impact on the Company's financial position, results of operations or cash flows.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS130), " Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS131)," Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's Form SB-2 filed November 17, 1995, as amended and, Form 10-KSB for the year ended December 31, 1996 and Form 10-Q for the quarter ended March 28, 1997.


                                Quarterly Results

                         As a percentage of Net Revenues

                                3 MONTHS ENDED     3 MONTHS ENDED
                                 JUNE 27, 1997      JUNE 28, 1996
                                 (unaudited)        (unaudited)

Net sales ................              100              100
Cost of sales ............               46               48
                                        ---              ---
Gross profit .............               54               52
                                        ---              ---

Operating expenses:

Research and development .               12                8
Sales and marketing ......               34               25
General and administrative                7                6
                                        ---              ---
Total operating expenses .               53               39
                                        ---              ---

Operating  income ........                1               13

Interest income, net .....                1                1

Other expense, net .......                0                0
                                        ---              ---
 Income before provision
 for income taxes ........                2               14

Provision for income taxes                1                2
                                        ---              ---

Net income ...............                1               12
                                        ===              ===

                     Results as a percentage of Net Revenues

                                6 MONTHS ENDED     6 MONTHS ENDED
                                 JUNE 27, 1997      JUNE 28, 1996
                                 (unaudited)        (unaudited)

Net sales ................              100              100
Cost of sales ............               43               49
                                        ---              ---
Gross profit .............               57               51
                                        ---              ---

Operating expenses:

Research and development .               12                9
Sales and marketing ......               33               25
General and administrative                7                6
                                        ---              ---
Total operating expenses .               52               40
                                        ---              ---

Operating  income ........                5               11

Interest income, net .....                1                1

Other expense, net .......                0                0
                                        ---              ---
 Income before provision
 for income taxes ........                6               12

Provision for income taxes                3                2
                                        ---              ---

Net income ...............                3               10
                                        ===              ===


Net Sales
Net sales for the second quarter and first six months of fiscal 1997 of $7.0 million and $13.4 million, respectively, decreased compared with $8.4 million and $15.5 million, respectively, for the corresponding periods of fiscal 1996. The decrease in net sales was a result of lower sales of the Company's fax-on-demand and print server products which were offset, in part, by an increase in the Company's fax server product line. Net sales from the fax-on-demand and print server product lines declined 75% and 20% for the second quarter and 57% and 20%, respectively, for the first six months of 1997 compared with the same periods of the previous year. Net sales for fax servers increased 9% in the second quarter and 10%, respectively, for the first six months of 1997 compared to the same periods in the previous year. Sales of the Company's products outside North America totaled $3.5 million and $6.8 million or 50% and 51%, respectively, for the second quarter and first six months of 1997 of total net sales. Sales of the Company's products outside North America during the same periods in 1996 was $4.1 million and $7.8 million, respectively, or 49% and 50% of total net sales.

Gross Profit
Gross profit of 54% and 57%, respectively, for the second quarter and first six months of fiscal 1997 increased compared to gross profit of 52% and 51%, respectively, for the same periods in 1996. The increase in gross profit is primarily attributable to the lower cost of components incorporated in the Company's products and to the sole of a higher proportion of fax servers which have higher gross margins than do print servers; however this increase in the gross profit margin was partially offset by a decrease in sales of fax-on-demand products which have historically enjoyed higher gross profit margins.

Research & Development
Research and development expenses were $864,000 and $1.7 million or 12%, respectively, of net sales for the second quarter and first six months of fiscal 1997 as compared to $695,000 and $1.4 million or 8% and 9%, respectively, of net sales for the same periods in 1996. The increase in the interim periods of 1997 compared to the interim periods of 1996 is primarily due to an increase in the number of engineers employed by the Company.

Sales and Marketing
Sales and marketing expenses were $2.4 million and $4.4 million or 34% and 33%, respectively, of net sales for the second quarter and first six months of fiscal 1997 as compared to $2.1 million and $4.0 million or 25%, respectively, of net sales for the same periods in 1996. The increase in the interim periods of 1997 compared to the interim periods of 1996 is primarily due to an increase in the number of sales and customer service employees and travel expense.

General  and Administrative
General and administrative expenses were $490,000 and $919,000 or 7%, respectively, of net sales for the second quarter and first six months of fiscal 1997 as compared to $510,000 and $871,000 or 6%, respectively, of net sales for the same periods in 1996.

Interest income and Other expense, net
Interest income, net of other expense, was $60,000 and $120,000 or 1%, respectively, of net sales for the second quarter and first six months of fiscal 1997 as compared to $46,000 and $102,000 or 1% respectively, of net sales for the same periods in 1996.


Liquidity and Capital resources.
Net cash used in operating activities was $246,000 for the first six months of fiscal 1997, primarily as a result of an increase in inventories and a decrease in accrued liabilities, offset to some extent by an increase in accounts payable and net income. This compares to net cash used in operating activities of $293,000 for the first six months of fiscal 1996, primarily as a result of an increase in inventories and a decrease in accounts payable, offset to some extent by net income. Cash used in investing activities in the first six months of fiscal 1997 was $359,000 and primarily from acquisition of computer equipment as compared to $229,000 in 1996 which was associated with purchases of computer equipment and an intangible asset. Net cash provided by financing activities in the first six months of fiscal 1997 was $147,000 due to the exercise of stock options as compared to $811,000 in 1996 which included proceeds from an over-allotment of common stock associated with the Company's initial public offering offset somewhat by repayment of notes payable. As of June 27, 1997, the Company had $7.7 million of cash and cash equivalents. Working capital increased to $13.6 million at June 27, 1997 from $13.2 million at December 31, 1996. The Company is in the process of entering into a $3.0 million secured revolving line of credit with a bank.

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

The Company had no material capital commitments at June 27, 1997. Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


(a)       Exhibits

          11.1          Computation of Net Income Per Share

          27            Financial Data Schedule

(b)       Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 27, 1997.


Exhibit 11.1

                                    CASTELLE
                       COMPUTATION OF NET INCOME PER SHARE
                    (in thousands, except per share amounts)




                                                3 MONTHS ENDED    3 MONTHS ENDED
                                                 June 27, 1997     June 28, 1996

                                                  (unaudited)     (unaudited)


Primary and Fully Diluted:
Weighted average common shares outstanding for the period   4,536   4,471
Common equivalent shares assuming conversion of stock
options under the treasury stock method
                                                               92     322
                                                            -----   -----

Shares used in per share calculation ....................   4,628   4,793
                                                            =====   =====

Net income ..............................................      74     987
                                                            -----   -----


Net income per share ....................................    0.02    0.21
                                                            =====   =====

                                                6 MONTHS ENDED    6 MONTHS ENDED
                                                 June 27, 1997     June 28, 1996

                                                  (unaudited)     (unaudited)


Primary and Fully Diluted:
Weighted average common shares outstanding for the period   4,480   4,451
Common equivalentshares assuming conversion of stock
options under the treasury stock method
                                                              148     290
                                                            -----   -----

Shares used in per share calculation ....................   4,628   4,741
                                                            =====   =====

Net income ..............................................     441   1,586
                                                            -----   -----


Net income per share ....................................    0.10    0.34
                                                            =====   =====

                                      11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTELLE

By:  /s/ Roy V. Prasad                                   Date: Aug 11, 1997
     Roy V. Prasad
     Chief Executive Officer and President
     (Principal Executive Officer)

By:  /s/ Randall I. Bambrough                            Date: Aug 11, 1997
     Randall I. Bambrough
     Vice President of Finance and Administration
     Chief Financial Officer
     (Principal Financial and Accounting Officer)