Form 10-Q
period 1997-09-26
CASTELLE \CA\
filed 1997-11-10
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 26, 1997

                                       OR

[  ]          Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-220-20

                                    CASTELLE
                     (Exact name of registrant as specified)
                           ----------------------------


                              California 77-0164056
                (State of other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

              3255-3 Scott Boulevard, Santa Clara, California 95054
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: (408) 496-0474

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of November 1, 1997 was 4,489,432.

                                    CASTELLE

                                      INDEX



                                                                      Page No.
                                                                      --------


Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

               Consolidated Balance Sheets                               2

               Consolidated Statements of Income                         3

               Consolidated Statements of Cash Flows                     5

               Notes to Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                             11

           Signatures                                                   12

Except for the historical information contained herein, the following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document, as well as those discussed in the Company's Form SB-2 filed November 17, 1995, as amended and, Form 10-KSB for the year ended December 31, 1996 and Form 10-Q for the quarter ended March 28, 1997 and June 27, 1997.

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                    CASTELLE
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                              ASSETS                 September 26,  December 31,
                                                           1997        1996
                                   (unaudited)
Current assets:
Cash and cash equivalents ............................   $  6,760     $  8,161
Accounts receivable, net of allowance for
doubtful accounts of $484 in 1997 and $467 in 1996 ...      5,863        5,783
Inventories ..........................................      3,597        2,841
Prepaid expenses and other current assets ............        738          626
Deferred income taxes ................................      1,493        1,439
                                                         --------     --------
Total current assets .................................     18,451       18,850

Property plant and equipment, net ....................        982          593
Other assets, net ....................................         88           84
Deferred income taxes ................................      2,860        2,860
                                                         --------     --------
Total assets .........................................   $ 22,381     $ 22,387
                                                         ========     ========

                            LIABILITIES
Current liabilities:
Accounts payable .....................................   $  2,889     $  1,862
Accrued liabilities ..................................      3,701        3,825
                                                         --------     --------
Total current liabilities ............................      6,590        5,687

                       SHAREHOLDERS' EQUITY
Common stock .........................................     23,819       23,699
Notes receivable
for purchase of common stock .........................       (276)        (296)

Accumulated deficit ..................................     (7,752)      (6,703)
                                                         --------     --------

Total shareholders' equity ...........................     15,791       16,700
                                                         --------     --------

Total liabilities and shareholders' equity ...........   $ 22,381     $ 22,387
                                                         ========     ========


    The accompanying notes are an integral part of these financial statements





                                    CASTELLE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                   3 MONTHS ENDED     3 MONTHS ENDED
                                               September 26, 1997 September 27, 1996
                                                     (unaudited)        (unaudited)

Net sales ..........................................      $ 6,597       $ 8,700

Cost of sales ......................................        3,396         4,377
                                                          -------       -------

Gross profit .......................................        3,201         4,323
                                                          -------       -------

Operating expenses:

Research and development ...........................          720           749

Sales and marketing ................................        2,084         2,202

General and administrative .........................          774           479

Restructuring charge ...............................        1,150             0
                                                          -------       -------

Total operating expenses ...........................        4,728         3,430
                                                          -------       -------

Operating  income/(loss) .......... ................      (1,527)           893

Interest income, net ...............................           66            82
Other expense , net ................................          (29)          (23)

                                                          -------       -------
Income/(loss) before provision for income taxes ....       (1,490)          952

Provision for income taxes .........................            0            61
                                                          -------       -------

Net income/(loss) ..................................      $(1,490)      $   891
                                                          =======       =======

Net income/(loss) per share ........................      $ (0.33)       $ 0.19
                                                          =======       =======

Shares used in per share calculation ...............        4,476         4,676
                                                          =======       =======


    The accompanying notes are an integral part of these financial statements





                                    CASTELLE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  YEAR-TO-DATE
                      (in thousands, except per share data)


                                                   9 MONTHS ENDED     9 MONTHS ENDED
                                               September 26, 1997 September 27, 1996
                                                     (unaudited)        (unaudited)

Net sales ..........................................     $ 20,018      $ 24,200

Cost of sales ......................................        9,192        11,938
                                                          -------       -------

Gross profit .......................................       10,826        12,262
                                                          -------       -------

Operating expenses:

Research and development ...........................        2,414         2,148

Sales and marketing ................................        6,481         6,161

General and administrative .........................        1,693         1,350

Restructuring charge ...............................        1,150             0
                                                          -------       -------

Total operating expenses ...........................       11,738         9,659
                                                          -------       -------

Operating income/(loss).............................         (912)        2,603

Interest income, net ...............................          225           250
Other expense , net ................................          (68)          (89)

                                                          -------       -------
Income/(loss) before provision for income taxes ....         (755)        2,764

Provision for income taxes .........................          294           287
                                                          -------       -------

Net income/(loss) ..................................      $(1,049)       $2,477
                                                          =======       =======

Net income/(loss) per share ........................      $ (0.24)      $  0.52
                                                          =======       =======

Shares used in per share calculation ...............        4,454         4,719
                                                          =======       =======


    The accompanying notes are an integral part of these financial statements



                                    CASTELLE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                 9 MONTHS ENDED     9 MONTHS ENDED
                                               September 26, 1997 September 27, 1996
                                                     (unaudited)        (unaudited)

Cash flows from operating activities:
Net income/(loss)...................................   $(1,049)    $ 2,477
Adjustments to reconcile net income to net cash used
 in operating activities:
Depreciation and amortization ......................       279         257
Write off of other assets and property and equipment         0          11
Provision for doubtful accounts ....................        58        (80)
Provision for excess and obsolete inventory ........       386       (218)
Provision for income tax ...........................        17           0
Changes in assets and liabilities:
Accounts receivable ................................     (138)     (1,002)
Inventories ........................................   (1,142)         461
Prepaid expenses and other assets ..................     (183)       (655)
Accounts payable ...................................     1,027       (893)
Accrued liabilities and other long-term liabilities.     (124)         468
                                                       -------     -------

Net cash provided/(used) in operating activities ...     (869)         826
                                                       -------     -------

Cash flows from investing activities:
Acquisition of property and equipment ..............     (656)       (289)
Acquisition of intangible assets ...................      (16)        (23)
                                                       -------     -------

Net cash used in investing activities ..............     (672)       (312)
                                                       -------     -------

Cash flows from financing activities:
Repayment of notes payable .........................         0       (241)
Principal payments on capitalized leases ...........         0        (31)
Proceeds from issuance of common stock and warrants        120         975
Proceeds from collection of notes receivable for
Stock ...................... .......................        20          83
                                                       -------     -------

Net cash provided by financing activities ..........       140         786
                                                       -------     -------

Net increase (decrease) in cash and cash equivalents   (1,401)       1,300

Cash and cash equivalents at beginning of period ...     8,161       7,406
                                                       -------     -------

Cash and cash equivalents at end of period .........   $ 6,760    $  8,706
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


2.   Net Income Per Share

     Net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding. For the three and nine month periods ended September 26, 1997, common equivalent shares from stock options and warrants are excluded from the calculations as their effect is antidilutive.

3.   Inventories

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market.

                                           SEPTEMBER 26,            DECEMBER 31,
                                                    1997                    1996
                                             (unaudited)

          Raw  material                           $1,432                  $  878
          Work in process                            452                     212
          Finished goods                           1,713                   1,751
                                                 -------                 -------
                                                  $3,597                  $2,841
                                                 =======                 =======

4.   Restructuring

     In the current quarter ended September 26, 1997, the Company announced and began to implement a restructuring plan. The Company recorded a $1,150,000 restructuring charge to account for the estimated costs of implementing and completing the restructuring plan. These costs consist of $402,000 to exit from certain lines of business, $343,000 for the relocation of the Company's European office, $340,000 for estimated employee termination costs associated with reductions in the workforce, and $65,000 for other estimated restructuring costs.

5.   Recent Accounting Pronouncements

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS131)," Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997,and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's Form SB-2 filed November 17, 1995, as amended and, Form 10-KSB for the year ended December 31, 1996 and Form 10-Q for the quarters ended March 28, 1997 and June 27, 1997.


                                Quarterly Results

                          As a percentage of Net Sales


                               3 MONTHS ENDED   3 MONTHS ENDED
                                September 26,    September 27,
                                         1997             1996
                                  (unaudited)      (unaudited)

Net sales ..................              100              100
Cost of sales ..............               51               50
                                          ---              ---
Gross profit ...............               49               50
                                          ---              ---

Operating expenses:

Research and development ...               11                9
Sales and marketing ........               32               25
General and administrative .               12                6
Restructuring charge .......               17                0
                                          ---              ---
Total operating expenses ...               72               40
                                          ---              ---

Operating  income/(loss) ...             (23)               10

Interest income, net .......                1                1

Other expense, net .........              (1)                0
                                          ---              ---
Income/(loss) before
 provision for income taxes              (23)               11

Provision for income taxes .                0                1
                                          ---              ---

Net income/(loss) ..........             (23)               10
                                          ===              ===

                     Results as a percentage of Net Revenues

                               9 MONTHS ENDED   9 MONTHS ENDED
                                September 26,    September 27,
                                         1997             1996
                                  (unaudited)      (unaudited)


Net sales ..................              100              100
Cost of sales ..............               46               49
                                          ---              ---
Gross profit ...............               54               51
                                          ---              ---

Operating expenses:

Research and development ...               12                9
Sales and marketing ........               32               25
General and administrative .                9                6
Restructuring charge .......                6                0
                                          ---              ---
Total operating expenses ...               59               40
                                          ---              ---

Operating  income/(loss) ...              (5)               11

Interest income, net .......                1                0

Other expense, net .........                0                0
                                          ---              ---
Income/(loss) before
 provision for income taxes               (4)               11

Provision for income taxes .              (1)              (1)
                                          ---              ---

Net income/(loss) ..........              (5)               10
                                          ===              ===



Net Sales
Net sales for the third quarter and first nine months of fiscal 1997 of $6.6 million and $20.0 million, respectively, decreased compared with $8.7 million and $24.2 million, respectively, for the corresponding periods of fiscal 1996. The decrease in net sales was a result of lower sales of the Company's fax-on-demand, print server products and to a lesser extent the Company's fax server product line. Net sales from the fax-on-demand and print server product lines declined 63% and 28% for the third quarter and 59% and 23%, respectively, for the first nine months of 1997 compared with the same periods of the previous year. Net sales for fax servers decreased 11% in the third quarter and increased 2%, respectively, for the first nine months of 1997 compared to the same periods in the previous year. Sales of the Company's products outside North America totaled $3.5 million and $10.3 million or 53% and 52%, respectively, for the third quarter and first nine months of 1997 of total net sales. Sales of the Company's products outside North America during the same periods in 1996 was $4.2 million and $11.8 million, respectively, or 48% and 49% of total net sales.

Gross Profit
Gross profit of 49% for the third quarter of fiscal 1997 decreased compared to gross profit of 50% for the same period in 1996. The decrease in gross profit is primarily attributable to a decrease in sales of fax-on-demand products which have historically enjoyed higher gross profit margins. Gross profit of 54% for the first nine months of fiscal 1997 increased compared to gross profit of 51% for the same period in 1996. The increase in gross profit is primarily due to the sale of a higher proportion of fax servers which have higher gross margins than do print servers, however this increase in the gross profit margin was partially offset by a decrease in sales of fax-on-demand products with their accompanying higher gross profit margins.

Research & Development
Research and development expenses were $720,000 and $2.4 million or 11% and 12%, respectively, of net sales for the third quarter and first nine months of fiscal 1997 as compared to $749,000 and $2.1 million or 9%, respectively, of net sales for the same periods in 1996. The increase in the interim periods of 1997 compared to the same period of 1996 is primarily due a higher average salary per engineer.

Sales and Marketing
Sales and marketing expenses were $2.1 million and $6.5 million or 32%,respectively, of net sales for the third quarter and first nine months of fiscal 1997 as compared to $2.2 million and $6.2 million or 25%, respectively, of net sales for the same periods in 1996. The increase in the nine month interim period of 1997 compared to the interim periods of 1996 is primarily due to an increase in the number of sales and customer service employees offset to some extent by lower advertising expenses .

General  and Administrative
General and administrative expenses were $774,000 and $1.7 million or 12% and 9%, respectively, of net sales for the third quarter and first nine months of fiscal 1997 as compared to $479,000 and $1.4 million or 6%, respectively, of net sales for the same periods in 1996. The increase in the interim periods of 1997 compared to the interim periods of 1996 is primarily due to higher legal, accounting and investment banking fees.

Restructuring
The Company  recognized a one-time  charge of $1,150,000 in the third quarter of
fiscal  1997  to  reflect   expenses   associated  with  certain   restructuring
activities. See Note 4, Condensed Financial Statements.

Interest income and Other expense, net
Interest income, net of other expense, was $37,000 and $157,000 or 1%,respectively, of net sales for the third quarter and first nine months of fiscal 1997 as compared to $59,000 and $161,000 or 1% respectively, of net sales for the same periods in 1996.

Liquidity and Capital resources.
Net cash used in operating activities was $869,000 for the first nine months of fiscal 1997, primarily as a result of a net loss and an increase in inventories, offset to some extent by an increase in accounts payable. This compares to net cash provided in operating activities of $826,000 for the first nine months of fiscal 1996, primarily as a result of net income, an increase in accrued liabilities and a decrease in inventory, offset to some extent by an increase in accounts receivable and a decrease in accounts payable and prepaid expenses. Cash used in investing activities in the first nine months of fiscal 1997 was $672,000 and primarily from acquisition of computer equipment and software as compared to $312,000 in 1996 which was associated with purchases of computer equipment and an intangible asset. Net cash provided by financing activities in the first nine months of fiscal 1997 was $140,000 due to the exercise of stock options as compared to $786,000 in 1996 which included proceeds from an over-allotment of common stock associated with the Company's initial public offering offset somewhat by repayment of notes payable. As of September 26, 1997, the Company had $6.8 million of cash and cash equivalents. Working capital decreased to $11.9 million at September 26, 1997 from $13.2 million at December 31, 1996. The Company has a $3.0 million secured revolving line of credit with a bank that expires on July 31, 1998.

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

The Company had no material capital commitments at September 26, 1997. Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


(a)       Exhibits

          10.1 Form of Executive Severance and Transition Benefits Agreement between the Company and Messrs. R. Prasad, P. Raje, R. Singh and Ms. S. Anand.
          10.2 Form of Executive Severance and Transition Benefits Agreement between the Company and Messrs. R. Bambrough and J. Burke.


          11.1   Computation of Net Income Per Share

          27     Financial Data Schedule

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 26, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTELLE

By:  /s/ Roy V. Prasad                                 Date: November 10, 1997
     Roy V. Prasad
     Chief Executive Officer and President
     (Principal Executive Officer)

By:  /s/ Randall I. Bambrough                          Date: November 10, 1997
     Randall I. Bambrough
     Vice President of Finance and Administration
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

                                                                    Exhibit 10.1



                             EXECUTIVE SEVERANCE AND
                          TRANSITION BENEFITS AGREEMENT


         THIS  EXECUTIVE   SEVERANCE  AND  TRANSITION  BENEFITS  AGREEMENT  (the
"AGREEMENT") is entered into this day of September, 1997 between ________________ ("EXECUTIVE") and CASTELLE, a California corporation (the "COMPANY"). This Agreement is intended to provide Executive with the compensation and benefits described herein upon the occurrence of specific events. Certain capitalized terms used in this Agreement are defined in Article V.

         The Company and Executive hereby agree as follows:



                                    ARTICLE I

                            EMPLOYMENT BY THE COMPANY

         I.1 Executive is currently employed by the Company.

         I.2 The Company and Executive wish to set forth the compensation and benefits which Executive shall be entitled to receive (i) in the event Executive's employment with the Company terminates or (ii) in the event there is a Change in Control of the Company, under the circumstances described herein.

         I.3 The duties and obligations of the Company to Executive under this Agreement shall be in consideration for Executive's past services to the Company, Executive's continued employment with the Company and Executive's execution of the general waiver and release described in Section 3.2.

         I.4 This Agreement shall remain in full force and effect so long as Executive is employed by the Company; provided, however, that Executive's rights to payments and benefits under Article II shall continue until the Company's obligation to provide such payments and benefits is satisfied.

         I.5 This Agreement shall supersede any other agreements relating to Executive's employment or severance, or a Change in Control of the Company.


                                   ARTICLE II
              SEVERANCE, CHANGE IN CONTROL AND TRANSITION BENEFITS

         II.1 Severance Benefits. If Executive's employment terminates due to an Involuntary Termination Without Cause or a Voluntary Termination for Good Reason at any time after the date of execution of this Agreement, and without regard to any Change in Control of the Company, the termination of employment will be a Covered Termination. Within thirty (30) days following such a Covered Termination, Executive shall receive a lump sum payment equal to one hundred percent (100%) of Executive's Base Pay, subject to applicable tax withholding. In addition, following a Covered Termination, Executive and Executive's covered dependents will be eligible to continue their health care benefit coverage as permitted by COBRA (Internal Revenue Code Section 4980B) at the same cost to Executive as in effect immediately prior to the Covered Termination for the one
(1)-year period following the Covered Termination.

         II.2 Acceleration of Stock Options Upon Change In Control. In the event of a Change in Control, all stock options previously granted to Executive by the Company shall immediately accelerate and become fully vested and exercisable. Executive shall not be entitled to any other payment or benefit upon or relating to a Change in Control, except as otherwise specifically provided for in this Agreement.

         II.3 Transition Bonus.

          (a) In the event there is a Change in Control of the Company and Executive continues to render services to the Company for ninety (90) days following the closing of such Change in Control, then, if the successor company notifies Executive that:

          (i) Executive's employment has been terminated for any reason other than a Covered Termination, Executive shall be entitled to a lump-sum payment equal to fifty percent (50%) of Executive's Base Pay, subject to applicable withholding; or

          (ii) Executive's employment has been terminated and such termination is a Covered Termination, Executive shall be entitled to a lump-sum payment equal to the greater of: (x) the Severance Benefits set forth in Section
     2.1 of this Agreement or (y) fifty percent (50%) of Executive's Base Pay, subject to applicable withholding.

          (b) If Executive does not receive a termination notice from the successor company on or before the ninetieth (90th) day and continues to render services to the Company from and after the ninetieth (90th) day following the closing of a Change in Control, then Executive shall be entitled to a lump-sum payment equal to fifty percent (50%) of Executive's Base Pay, subject to applicable withholding, and without regard to any payment that might be received by Executive with respect to a Covered Termination.

         II.4 Mitigation. Except as otherwise specifically provided herein, Executive shall not be required to mitigate damages or the amount of any payment provided under this Agreement by seeking other employment or otherwise, nor shall the amount of any payment provided for under this Agreement be reduced by any compensation earned by Executive as a result of employment by another employer or by any retirement benefits received by Executive after the date of the Covered Termination, or otherwise.

         II.5 Possible Outcomes. The chart attached hereto as Exhibit B is intended to summarize the possible benefits payable under this Article II in the circumstances indicated, and is incorporated into this Agreement for the convenience of the parties.



                                   ARTICLE III
                     LIMITATIONS AND CONDITIONS ON BENEFITS

         III.1 Withholding Of Taxes. The Company shall withhold appropriate federal, state, local (and foreign, if applicable) income and employment taxes from any payments hereunder.

         III.2 Employee Agreement And Release Prior To Receipt Of Benefits. Upon the occurrence of a Covered Termination, and prior to the receipt of any benefits under this Agreement on account of the occurrence of such Covered Termination, Executive shall execute the Employee Agreement and Release (the "Release") in the form attached hereto as Exhibit A. Such Release shall specifically relate to all of Executive's rights and claims in existence at the time of such execution and shall confirm Executive's obligations under the Company's standard form of proprietary information agreement. It is understood that Executive has twenty-one (21) days to consider whether to execute such Release, and Executive may revoke such Release within seven (7) business days after execution. In the event Executive does not execute such Release within the twenty-one (21)-day period, or if Executive revokes such Release within the subsequent seven (7)-business day period, no benefits shall be payable under this Agreement and this Agreement shall be null and void. [this 21/7 day language is required for all Executives over 40 years old under California labor laws, but is not required for those under 40]

                                   ARTICLE IV
                            OTHER RIGHTS AND BENEFITS

         IV.1 Nonexclusivity. Nothing in the Agreement shall prevent or limit Executive's continuing or future participation in any benefit, bonus, incentive or other plans, programs, policies or practices provided by the Company and for which Executive may otherwise qualify, nor shall anything herein limit or otherwise affect such rights as Executive may have under other agreements with the Company. Except as otherwise expressly provided herein, amounts which are vested benefits or which Executive is otherwise entitled to receive under any plan, policy, practice or program of the Company at or subsequent to the date of a Covered Termination shall be payable in accordance with such plan, policy, practice or program.

         IV.2 Parachute Payments. In the event that any amount or benefit received or to be received by Executive pursuant to this Agreement would constitute an "excess parachute payment" subject to excise tax under Internal Revenue Code Section 4999, such amount or benefit hereunder shall be reduced until no part of such amount or benefit constitutes an excess parachute payment.


                                    ARTICLE V
                                   DEFINITIONS

         For purposes of the Agreement, the following terms are defined as follows:

         V.1 "Base Pay" means Executive's annual base pay at the rate in effect during the last regularly scheduled payroll period immediately preceding any termination of Executive's employment or, if higher, Executive's annual base pay in effect as of the date of this Agreement if subsequent to that time Executive has agreed to a reduction in base pay in connection with a general reduction in the base pay of other similarly situated employees of the Company.

         V.2 "Change in Control" (1) a dissolution, liquidation or sale of all or substantially all of the assets of the Company; (2) a merger or consolidation in which the Company is not the surviving corporation; (3) a reverse merger in which the Company is the surviving corporation but the shares of the Company's common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise; or (4) the acquisition by any person, entity or group within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any comparable successor provisions (excluding any employee benefit plan, or related trust, sponsored or maintained by the Company or any Affiliate of the Company) of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act, or comparable successor rule) of securities of the Company representing at least fifty percent (50%) of the combined voting power entitled to vote in the election of directors.

         V.3 "Covered Termination" means an Involuntary Termination Without Cause or a Voluntary Termination for Good Reason.

         V.4 "Involuntary Termination Without Cause" means Executive's dismissal or discharge for reasons other than fraud, misappropriation, embezzlement or intentional misconduct on the part of Executive which resulted in material loss, damage or injury to the Company. The termination of Executive's employment will not be deemed to be an "Involuntary Termination" if such termination occurs as a result of Executive's death or disability.

         V.5 "Voluntary Termination For Good Reason" means that the Executive voluntarily terminates employment after any of the following are undertaken without Executive's express written consent:

          (a) the assignment to Executive of any duties or responsibilities which result in a material diminution or adverse change of Executive's position, status or circumstances of employment;

          (b) a reduction by the Company in Executive's Base Pay;

          (c) any failure by the Company to continue in effect any benefit plan or arrangement, including incentive plans or plans to receive securities of the Company, in which Executive is participating (hereinafter referred to as "Benefit Plans"), or the taking of any action by the Company which would adversely affect Executive's participation in or reduce Executive's benefits under any Benefit Plans or deprive Executive of any fringe benefit then enjoyed by Executive, provided, however, that Executive may not terminate for Good Reason if the Company offers a range of benefit plans and programs which, taken as a whole, are comparable to the Benefit Plans as determined in good faith by the Company;

          (d) a relocation of Executive or the Company's principal business offices to a location more than [twenty (20)] miles from the location at which Executive performs duties, except for required travel by Executive on the Company's business to an extent substantially consistent with Executive's business travel obligations;

          (e) any breach by the Company of any provision of this Agreement; or

          (f) any failure by the Company to obtain the assumption of this Agreement by any successor or assign of the Company.


                                   ARTICLE VI
                               GENERAL PROVISIONS

         VI.1 Employment Status. This Agreement does not constitute a contract of employment or impose on Executive any obligation to remain as an employee, or impose on the Company any obligation (i) to retain Executive as an employee,
(ii) to change the status of Executive as an at-will employee, or (iii) to change the Company's policies regarding termination of employment.

         VI.2 Notices. Any notices provided hereunder must be in writing and such notices or any other written communication shall be deemed effective upon the earlier of personal delivery (including personal delivery by facsimile) or the third day after mailing by first class mail, to the Company at its primary office location and to Executive at Executive's address as listed in the Company's payroll records. Any payments made by the Company to Executive under the terms of this Agreement shall be delivered to Executive either in person or at the address as listed in the Company's payroll records.

         VI.3 Severability. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability will not affect any other provision or any other jurisdiction, but this Agreement will be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provisions had never been contained herein.

         VI.4 Waiver. If either party should waive any breach of any provisions of this Agreement, he or it shall not thereby be deemed to have waived any preceding or succeeding breach of the same or any other provision of this Agreement.

         VI.5 Arbitration. Unless otherwise prohibited by law or specified below, all disputes, claims and causes of action, in law or equity, arising from or relating to this Agreement or its enforcement, performance, breach, or interpretation shall be resolved solely and exclusively by final and binding arbitration held in San Francisco, California through Judicial Arbitration & Mediation Services/Endispute ("JAMS") under the then existing JAMS arbitration rules. However, nothing in this section is intended to prevent either party from obtaining injunctive relief in court to prevent irreparable harm pending the conclusion of any such arbitration, Each party in any such arbitration shall be responsible for its own attorneys fees, costs and necessary disbursement; provided, however, that in the event one party refuses to arbitrate and the other party seeks to compel arbitration by court order, if such other party prevails, it shall be entitled to recover reasonable attorneys fees, costs and necessary disbursements. Pursuant to California Civil Code Section 1717, each party warrants that it was represented by counsel in the negotiation and execution of this Agreement, including the attorneys fees provision herein.

         VI.6 Complete Agreement. This Agreement, including Exhibit A, Exhibit B and any other written agreements referred to in this Agreement, constitutes the entire agreement between Executive and the Company and it is the complete, final, and exclusive embodiment of their agreement with regard to this subject matter. It is entered into without reliance on any promise or representation other than those expressly contained herein.

         VI.7 Amendment Or Termination Of Agreement. This Agreement may be changed or terminated only upon the mutual written consent of the Company and Executive. The written consent of the Company to a change or termination of this Agreement must be signed by an executive officer of the Company after such change or termination has been approved by the Compensation Committee of the Company's Board of Directors.

         VI.8 Counterparts. This Agreement may be executed in separate counterparts, any one of which need not contain signatures of more than one party, but all of which taken together will constitute one and the same Agreement.

         VI.9 Headings. The headings of the Articles and Sections hereof are inserted for convenience only and shall not be deemed to constitute a part hereof nor to affect the meaning thereof.

         VI.10 Successors And Assigns. This Agreement is intended to bind and inure to the benefit of and be enforceable by Executive and the Company, and their respective successors, assigns, heirs, executors and administrators, except that Executive may not assign any duties hereunder and may not assign any rights hereunder without the written consent of the Company, which consent shall not be withheld unreasonably.

         VI.11 Attorney Fees. If Executive brings any action to enforce his rights hereunder, Executive shall be entitled to recover reasonable attorneys' fees and costs incurred in connection with such action, regardless of the outcome of such action.

         VI.12 Choice Of Law. All questions concerning the construction, validity and interpretation of this Agreement will be governed by the law of the State of California, without regard to such state's conflict of laws rules.

         VI.13 Non-Publication. The parties mutually agree not to disclose publicly the terms of this Agreement except to the extent that disclosure is mandated by applicable law or to respective personal advisors.

         VI.14 Construction Of Agreement. In the event of a conflict between the text of the Agreement and any summary, description or other information regarding the Agreement, the text of the Agreement shall control.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year written above.


CASTELLE                                    [EXECUTIVE]


By:_______________________                   _____________________

Name:_____________________

Title:____________________



Exhibit A:  Employee Agreement and Release
Exhibit B:  Chart of Possible Outcomes

                                    EXHIBIT A

                         EMPLOYEE AGREEMENT AND RELEASE


         I understand and agree completely to the terms set forth in the foregoing agreement.

         I hereby confirm my obligations under the Company's proprietary information agreement.

         I acknowledge that I have read and understand Section 1542 of the California Civil Code which reads as follows: "A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor." I hereby expressly waive and relinquish all rights and benefits under that section and any law of any jurisdiction of similar effect with respect to my release of any claims I may have against the Company.

         Except as  otherwise  set forth in this  Agreement,  I hereby  release, acquit and forever discharge the Company, its parents and subsidiaries, and their officers, directors, agents, servants, employees, shareholders, successors, assigns and affiliates, of and from any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys fees, damages, indemnities and obligations of every kind and nature, in law, equity, or otherwise, known and unknown, suspected and unsuspected, disclosed and undisclosed (other than any claim for indemnification I may have as a result of any third party action against me based on my employment with the Company), arising out of or in any way related to agreements, events, acts or conduct at any time prior to and including the Effective Date of this Agreement, including but not limited to: all such claims and demands directly or indirectly arising out of or in any way connected with my employment with the Company or the termination of that employment, including but not limited to, claims of intentional and negligent infliction of emotional distress, any and all tort claims for personal injury, claims or demands related to salary, bonuses, commissions, stock, stock options, or any other ownership interests in the Company, vacation pay, fringe benefits, expense reimbursements, severance pay, or any other form of compensation; claims pursuant to any federal, state or local law or cause of action including, but not limited to, the federal Civil Rights Act of 1964, as amended; the federal Age Discrimination in Employment Act of 1967, as amended ("ADEA"); the federal Americans with Disabilities Act of 1990; the California Fair Employment and Housing Act, as amended; tort law; contract law; wrongful discharge; discrimination; fraud; defamation; emotional distress; and breach of the implied covenant of good faith and fair dealing; provided, however, that nothing in this paragraph shall be construed in any way to release the Company from its obligation to indemnify me pursuant to the Company's Indemnification Agreement.

         I acknowledge that I am knowingly and voluntarily waiving and releasing any rights I may have under ADEA. I also acknowledge that the consideration given for the waiver and release in the preceding paragraph hereof is in addition to anything of value to which I was already entitled. I further acknowledge that I have been advised by this writing, as required by the ADEA, that: (A) my waiver and release do not apply to any rights or claims that may arise after the Effective Date of this Agreement; (B) I have the right to consult with an attorney prior to executing this Agreement; (C) I have twenty-one (21) days to consider this Agreement (although I may choose to voluntarily execute this Agreement earlier); (D) I have seven (7) days following the execution of this Agreement by the parties to revoke the

Agreement; and (E) this Agreement shall not be effective until the date upon which the revocation period has expired, which shall be the eighth day after this Agreement is executed by me, provided that the Company has also executed this Agreement by that date (the "Effective Date").

CASTELLE                                    [EXECUTIVE]


By:_______________________                   _____________________

Name:_____________________                   Date:________________

Title:____________________

                                    EXHIBIT B

                             POSSIBLE OUTCOMES UNDER
              EXECUTIVE SEVERANCE AND TRANSITION BENEFITS AGREEMENT



---------------------------------- -----------------------------------------
                                    Voluntary Termination or
                                     Termination For Cause
---------------------------------- -----------------------------------------
Prior to Change in Control               Cash:  -0-
                                         Option Acceleration: No
---------------------------------- -----------------------------------------
0 - 89 days after Change in              Cash:  -0-
   Control                               Option Acceleration: Yes
---------------------------------- -----------------------------------------
90 days after Change in                  Cash:  6 months salary
   Control                               Option Acceleration: Yes
---------------------------------- -----------------------------------------
+ 90 days after Change in                Cash:  6 months salary
   Control                               Option Acceleration: Yes
---------------------------------- -----------------------------------------



---------------------------------- -----------------------------------------
                                    Involuntary Termination Without Cause
                                                    or
                                       Termination For Good Reason
---------------------------------- -----------------------------------------
Prior to Change in Control             Cash:  12 months salary
                                       Option Acceleration: No
--------------------------------- ------------------------------------------
0 - 89 days after Change in            Cash:  12 months salary
   Control                             Option Acceleration: Yes
--------------------------------- ------------------------------------------
90 days after Change in                Cash:  12 months salary
   Control                             Option Acceleration: Yes
--------------------------------- ------------------------------------------
+ 90 days after Change in              Cash:  18 months salary
   Control                             Option Acceleration: Yes
--------------------------------- ------------------------------------------

                                                                    Exhibit 10.2


                             EXECUTIVE SEVERANCE AND
                          TRANSITION BENEFITS AGREEMENT


         THIS  EXECUTIVE   SEVERANCE  AND  TRANSITION  BENEFITS  AGREEMENT  (the
"AGREEMENT") is entered into this day of September, 1997 between ________________ ("EXECUTIVE") and CASTELLE, a California corporation (the "Company"). This Agreement is intended to provide Executive with the compensation and benefits described herein upon the occurrence of specific events. Certain capitalized terms used in this Agreement are defined in Article V.

         The Company and Executive hereby agree as follows:


                                    ARTICLE I
                            EMPLOYMENT BY THE COMPANY

         I.1 Executive is currently employed by the Company.

         I.2 The Company and Executive wish to set forth the compensation and benefits which Executive shall be entitled to receive (i) in the event Executive's employment with the Company terminates or (ii) in the event there is a Change in Control of the Company, under the circumstances described herein.

         I.3 The duties and obligations of the Company to Executive under this Agreement shall be in consideration for Executive's past services to the Company, Executive's continued employment with the Company and Executive's execution of the general waiver and release described in Section 3.2.

         I.4 This Agreement shall remain in full force and effect so long as Executive is employed by the Company; provided, however, that Executive's rights to payments and benefits under Article II shall continue until the Company's obligation to provide such payments and benefits is satisfied.

         I.5 This Agreement shall supersede any other agreements relating to Executive's employment or severance, or a Change in Control of the Company.


                                   ARTICLE II
              SEVERANCE, CHANGE IN CONTROL AND TRANSITION BENEFITS

         II.1 Severance Benefits. If Executive's employment terminates due to an Involuntary Termination Without Cause or a Voluntary Termination for Good Reason at any time after the date of execution of this Agreement, and without regard to any Change in Control of the Company, the termination of employment will be a Covered Termination. Within thirty (30) days following such a Covered Termination, Executive shall receive a lump sum payment equal to one hundred percent (100%) of Executive's Base Pay, subject to applicable tax withholding. In addition, following a Covered Termination, Executive and Executive's covered dependents will be eligible to continue their health care benefit coverage as permitted by COBRA (Internal Revenue Code Section 4980B) at the same cost to Executive as in effect immediately prior to the Covered Termination for the one
(1)-year period following the Covered Termination.

         II.2     Transition Bonus.

          (a) In the event there is a Change in Control of the Company and Executive continues to render services to the Company for ninety (90) days following the closing of such Change in Control, then, if the successor company notifies Executive that:

          (i) Executive's employment has been terminated for any reason other than a Covered Termination, Executive shall be entitled to a lump-sum payment equal to fifty percent (50%) of Executive's Base Pay, subject to applicable withholding; or

          (ii) Executive's employment has been terminated and such termination is a Covered Termination, Executive shall be entitled to a lump-sum payment equal to the greater of: (x) the Severance Benefits set forth in Section
     2.1 of this Agreement or (y) fifty percent (50%) of Executive's Base Pay, subject to applicable withholding.

          (b) If Executive does not receive a termination notice from the successor company on or before the ninetieth (90th) day and continues to render services to the Company from and after the ninetieth (90th) day following the closing of a Change in Control, then Executive shall be entitled to a lump-sum payment equal to fifty percent (50%) of Executive's Base Pay, subject to applicable withholding, and without regard to any payment that might be received by Executive with respect to a Covered Termination.

         II.3 Mitigation. Except as otherwise specifically provided herein, Executive shall not be required to mitigate damages or the amount of any payment provided under this Agreement by seeking other employment or otherwise, nor shall the amount of any payment provided for under this Agreement be reduced by any compensation earned by Executive as a result of employment by another employer or by any retirement benefits received by Executive after the date of the Covered Termination, or otherwise.

         II.4 Possible Outcomes. The chart attached hereto as Exhibit B is intended to summarize the possible benefits payable under this Article II in the circumstances indicated, and is incorporated into this Agreement for the convenience of the parties.



                                   ARTICLE III
                     LIMITATIONS AND CONDITIONS ON BENEFITS

         III.1 Withholding Of Taxes. The Company shall withhold appropriate federal, state, local (and foreign, if applicable) income and employment taxes from any payments hereunder.

         III.2 Employee Agreement And Release Prior To Receipt Of Benefits. Upon the occurrence of a Covered Termination, and prior to the receipt of any benefits under this Agreement on account of the occurrence of such Covered Termination, Executive shall execute the Employee Agreement and Release (the "Release") in the form attached hereto as Exhibit A. Such Release shall specifically relate to all of Executive's rights and claims in existence at the time of such execution and shall confirm Executive's obligations under the Company's standard form of proprietary information agreement. It is understood that Executive has twenty-one (21) days to consider whether to execute such Release, and Executive may revoke such Release within seven (7) business days after execution. In the event Executive does not execute such Release within the twenty-one (21)-day period, or if Executive revokes such Release within the subsequent seven (7)-business day period, no benefits shall be payable under this Agreement and this Agreement shall be null and void. [this 21/7 day language is required for all Executives over 40 years old under California labor laws, but is not required for those under 40]

                                   ARTICLE IV
                            OTHER RIGHTS AND BENEFITS

         IV.1 Nonexclusivity. Nothing in the Agreement shall prevent or limit Executive's continuing or future participation in any benefit, bonus, incentive or other plans, programs, policies or practices provided by the Company and for which Executive may otherwise qualify, nor shall anything herein limit or otherwise affect such rights as Executive may have under other agreements with the Company. Except as otherwise expressly provided herein, amounts which are vested benefits or which Executive is otherwise entitled to receive under any plan, policy, practice or program of the Company at or subsequent to the date of a Covered Termination shall be payable in accordance with such plan, policy, practice or program.

         IV.2 Parachute Payments. In the event that any amount or benefit received or to be received by Executive pursuant to this Agreement would constitute an "excess parachute payment" subject to excise tax under Internal Revenue Code Section 4999, such amount or benefit hereunder shall be reduced until no part of such amount or benefit constitutes an excess parachute payment.


                                    ARTICLE V
                                   DEFINITIONS

         For purposes of the Agreement, the following terms are defined as follows:

         V.1 "Base Pay" means Executive's annual base pay at the rate in effect during the last regularly scheduled payroll period immediately preceding any termination of Executive's employment or, if higher, Executive's annual base pay in effect as of the date of this Agreement if subsequent to that time Executive has agreed to a reduction in base pay in connection with a general reduction in the base pay of other similarly situated employees of the Company.

         V.2 "Change in Control" (1) a dissolution, liquidation or sale of all or substantially all of the assets of the Company; (2) a merger or consolidation in which the Company is not the surviving corporation; (3) a reverse merger in which the Company is the surviving corporation but the shares of the Company's common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise; or (4) the acquisition by any person, entity or group within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any comparable successor provisions (excluding any employee benefit plan, or related trust, sponsored or maintained by the Company or any Affiliate of the Company) of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act, or comparable successor rule) of securities of the Company representing at least fifty percent (50%) of the combined voting power entitled to vote in the election of directors.

         V.3 "Covered Termination" means an Involuntary Termination Without Cause or a Voluntary Termination for Good Reason.

         V.4 "Involuntary Termination Without Cause" means Executive's dismissal or discharge for reasons other than fraud, misappropriation, embezzlement or intentional misconduct on the part of Executive which resulted in material loss, damage or injury to the Company. The termination of Executive's employment will not be deemed to be an "Involuntary Termination" if such termination occurs as a result of Executive's death or disability.

         V.5 "Voluntary Termination For Good Reason" means that the Executive voluntarily terminates employment after any of the following are undertaken without Executive's express written consent:

          (a) the assignment to Executive of any duties or responsibilities which result in a material diminution or adverse change of Executive's position, status or circumstances of employment;

          (b) a reduction by the Company in Executive's Base Pay;

          (c) any failure by the Company to continue in effect any benefit plan or arrangement, including incentive plans or plans to receive securities of the Company, in which Executive is participating (hereinafter referred to as "Benefit Plans"), or the taking of any action by the Company which would adversely affect Executive's participation in or reduce Executive's benefits under any Benefit Plans or deprive Executive of any fringe benefit then enjoyed by Executive, provided, however, that Executive may not terminate for Good Reason if the Company offers a range of benefit plans and programs which, taken as a whole, are comparable to the Benefit Plans as determined in good faith by the Company;

          (d) a relocation of Executive or the Company's principal business offices to a location more than [twenty (20)] miles from the location at which Executive performs duties, except for required travel by Executive on the Company's business to an extent substantially consistent with Executive's business travel obligations;

          (e) any breach by the Company of any provision of this Agreement; or

          (f) any failure by the Company to obtain the assumption of this Agreement by any successor or assign of the Company.


                                   ARTICLE VI
                               GENERAL PROVISIONS

         VI.1 Employment Status. This Agreement does not constitute a contract of employment or impose on Executive any obligation to remain as an employee, or impose on the Company any obligation (i) to retain Executive as an employee,
(ii) to change the status of Executive as an at-will employee, or (iii) to change the Company's policies regarding termination of employment.

         VI.2 Notices. Any notices provided hereunder must be in writing and such notices or any other written communication shall be deemed effective upon the earlier of personal delivery (including personal delivery by facsimile) or the third day after mailing by first class mail, to the Company at its primary office location and to Executive at Executive's address as listed in the Company's payroll records. Any payments made by the Company to Executive under the terms of this Agreement shall be delivered to Executive either in person or at the address as listed in the Company's payroll records.

         VI.3 Severability. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability will not affect any other provision or any other jurisdiction, but this Agreement will be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provisions had never been contained herein.

         VI.4 Waiver. If either party should waive any breach of any provisions of this Agreement, he or it shall not thereby be deemed to have waived any preceding or succeeding breach of the same or any other provision of this Agreement.

         VI.5 Arbitration. Unless otherwise prohibited by law or specified below, all disputes, claims and causes of action, in law or equity, arising from or relating to this Agreement or its enforcement, performance, breach, or interpretation shall be resolved solely and exclusively by final and binding arbitration held in San Francisco, California through Judicial Arbitration & Mediation Services/Endispute ("JAMS") under the then existing JAMS arbitration rules. However, nothing in this section is intended to prevent either party from obtaining injunctive relief in court to prevent irreparable harm pending the conclusion of any such arbitration, Each party in any such arbitration shall be responsible for its own attorneys fees, costs and necessary disbursement; provided, however, that in the event one party refuses to arbitrate and the other party seeks to compel arbitration by court order, if such other party prevails, it shall be entitled to recover reasonable attorneys fees, costs and necessary disbursements. Pursuant to California Civil Code Section 1717, each party warrants that it was represented by counsel in the negotiation and execution of this Agreement, including the attorneys fees provision herein.

         VI.6 Complete Agreement. This Agreement, including Exhibit A, Exhibit B and any other written agreements referred to in this Agreement, constitutes the entire agreement between Executive and the Company and it is the complete, final, and exclusive embodiment of their agreement with regard to this subject matter. It is entered into without reliance on any promise or representation other than those expressly contained herein.

         VI.7 Amendment Or Termination Of Agreement. This Agreement may be changed or terminated only upon the mutual written consent of the Company and Executive. The written consent of the Company to a change or termination of this Agreement must be signed by an executive officer of the Company after such change or termination has been approved by the Compensation Committee of the Company's Board of Directors.

         VI.8 Counterparts. This Agreement may be executed in separate counterparts, any one of which need not contain signatures of more than one party, but all of which taken together will constitute one and the same Agreement.

         VI.9 Headings. The headings of the Articles and Sections hereof are inserted for convenience only and shall not be deemed to constitute a part hereof nor to affect the meaning thereof.

         VI.10 Successors And Assigns. This Agreement is intended to bind and inure to the benefit of and be enforceable by Executive and the Company, and their respective successors, assigns, heirs, executors and administrators, except that Executive may not assign any duties hereunder and may not assign any rights hereunder without the written consent of the Company, which consent shall not be withheld unreasonably.

         VI.11 Attorney Fees. If Executive brings any action to enforce his rights hereunder, Executive shall be entitled to recover reasonable attorneys' fees and costs incurred in connection with such action, regardless of the outcome of such action.

         VI.12 Choice Of Law. All questions concerning the construction, validity and interpretation of this Agreement will be governed by the law of the State of California, without regard to such state's conflict of laws rules.

         VI.13 Non-Publication. The parties mutually agree not to disclose publicly the terms of this Agreement except to the extent that disclosure is mandated by applicable law or to respective personal advisors.

         VI.14 Construction Of Agreement. In the event of a conflict between the text of the Agreement and any summary, description or other information regarding the Agreement, the text of the Agreement shall control.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year written above.


CASTELLE                                    [EXECUTIVE]


By:_______________________                   _____________________

Name:_____________________

Title:____________________



Exhibit A:  Employee Agreement and Release
Exhibit B:  Chart of Possible Outcomes

                                    EXHIBIT A

                         EMPLOYEE AGREEMENT AND RELEASE


         I understand and agree completely to the terms set forth in the foregoing agreement.

         I hereby confirm my obligations under the Company's proprietary information agreement.

         I acknowledge that I have read and understand Section 1542 of the California Civil Code which reads as follows: "A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor." I hereby expressly waive and relinquish all rights and benefits under that section and any law of any jurisdiction of similar effect with respect to my release of any claims I may have against the Company.

         Except as  otherwise  set forth in this  Agreement,  I hereby  release, acquit and forever discharge the Company, its parents and subsidiaries, and their officers, directors, agents, servants, employees, shareholders, successors, assigns and affiliates, of and from any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys fees, damages, indemnities and obligations of every kind and nature, in law, equity, or otherwise, known and unknown, suspected and unsuspected, disclosed and undisclosed (other than any claim for indemnification I may have as a result of any third party action against me based on my employment with the Company), arising out of or in any way related to agreements, events, acts or conduct at any time prior to and including the Effective Date of this Agreement, including but not limited to: all such claims and demands directly or indirectly arising out of or in any way connected with my employment with the Company or the termination of that employment, including but not limited to, claims of intentional and negligent infliction of emotional distress, any and all tort claims for personal injury, claims or demands related to salary, bonuses, commissions, stock, stock options, or any other ownership interests in the Company, vacation pay, fringe benefits, expense reimbursements, severance pay, or any other form of compensation; claims pursuant to any federal, state or local law or cause of action including, but not limited to, the federal Civil Rights Act of 1964, as amended; the federal Age Discrimination in Employment Act of 1967, as amended ("ADEA"); the federal Americans with Disabilities Act of 1990; the California Fair Employment and Housing Act, as amended; tort law; contract law; wrongful discharge; discrimination; fraud; defamation; emotional distress; and breach of the implied covenant of good faith and fair dealing; provided, however, that nothing in this paragraph shall be construed in any way to release the Company from its obligation to indemnify me pursuant to the Company's Indemnification Agreement.

         I acknowledge that I am knowingly and voluntarily waiving and releasing any rights I may have under ADEA. I also acknowledge that the consideration given for the waiver and release in the preceding paragraph hereof is in addition to anything of value to which I was already entitled. I further acknowledge that I have been advised by this writing, as required by the ADEA, that: (A) my waiver and release do not apply to any rights or claims that may arise after the Effective Date of this Agreement; (B) I have the right to consult with an attorney prior to executing this Agreement; (C) I have twenty-one (21) days to consider this Agreement (although I may choose to voluntarily execute this Agreement earlier); (D) I have seven (7) days following the execution of this Agreement by the parties to revoke the

Agreement; and (E) this Agreement shall not be effective until the date upon which the revocation period has expired, which shall be the eighth day after this Agreement is executed by me, provided that the Company has also executed this Agreement by that date (the "Effective Date").

CASTELLE                                    [EXECUTIVE]


By:_______________________                   _____________________

Name:_____________________                   Date:________________

Title:____________________

                                    EXHIBIT B

                             POSSIBLE OUTCOMES UNDER
              EXECUTIVE SEVERANCE AND TRANSITION BENEFITS AGREEMENT



---------------------------------- -----------------------------------------
                                    Voluntary Termination or
                                     Termination For Cause
---------------------------------- -----------------------------------------
Prior to Change in Control               Cash:  -0-
---------------------------------- -----------------------------------------
0 - 89 days after Change in              Cash:  -0-
   Control
---------------------------------- -----------------------------------------
90 days after Change in                  Cash:  6 months salary
   Control
---------------------------------- -----------------------------------------
+ 90 days after Change in                Cash:  6 months salary
   Control
---------------------------------- -----------------------------------------



---------------------------------- -----------------------------------------
                                    Involuntary Termination Without Cause
                                                    or
                                       Termination For Good Reason
---------------------------------- -----------------------------------------
Prior to Change in Control             Cash:  12 months salary
--------------------------------- ------------------------------------------
0 - 89 days after Change in            Cash:  12 months salary
   Control
--------------------------------- ------------------------------------------
90 days after Change in                Cash:  12 months salary
   Control
--------------------------------- ------------------------------------------
+ 90 days after Change in              Cash:  18 months salary
   Control
--------------------------------- ------------------------------------------


                                                                    Exhibit 11.1

                                    CASTELLE
                       COMPUTATION OF NET INCOME PER SHARE
                    (in thousands, except per share amounts)




                                               3 MONTHS ENDED 3 MONTHS ENDED
                                                September 26,  September 27,
                                                         1997           1996
                                                  (unaudited)    (unaudited)


Primary and Fully Diluted:
Weighted average common shares outstanding for the period   4,476   4,471
Common equivalent shares assuming conversion of stock
options under the treasury stock method                         0     205
                                                            -----   -----

Shares used in per share calculation ....................   4,476   4,676
                                                            =====   =====

Net income/(loss) ....................................... $(1,490)   $891
                                                            ------   ----


Net income/(loss) per share .............................  $(0.33)  $0.19
                                                            ======  =====



                                                9 MONTHS ENDED  9 MONTHS ENDED
                                                September 26,   September 27,
                                                         1997            1996
                                                  (unaudited)     (unaudited)


Primary and Fully Diluted:
Weighted average common shares outstanding for the period   4,454   4,460
Common equivalentshares assuming conversion of stock
options under the treasury stock method                         0     259
                                                            -----   -----

Shares used in per share calculation ....................   4,454   4,719
                                                            =====   =====

Net income/(loss) ....................................... $(1,049) $2,477
                                                            -----  ------


Net income/(loss) per share .............................  $(0.24)  $0.52
                                                            =====   =====

                                      29