Form 10KSB
period 1997-12-31
CASTELLE \CA\
filed 1998-03-13
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-220-20

                                    CASTELLE
             (Exact name of Registrant as specified in its charter)

             California                             77-0164056
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

                 3255-3 Scott Boulevard, Santa Clara, California
                 95054 (Address of principal executive offices,
                               including zip code)

                                 (408) 496-0474
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any amendment to this Form 10-K.

The approximate aggregate market value of the voting common equity held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market was $6,822,000 as of February 20, 1998.

The number of shares of Common Stock outstanding as of February 20, 1998 was 4,490,047.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 33-99628-LA-), as amended, are incorporated herein by reference into Part IV of this Report and portions of the proxy statement to be filed in connection with the annual meeting to be held April 29, 1998 are incorporated herein by reference into Part III of this Report.

                                     PART I

ITEM 1.       BUSINESS

         The following summary should be read in conjunction with, and is qualified in its entirety by, the more detailed information and Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Castelle's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under "Risk Factors" as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                  INTRODUCTION

         Castelle (the "Company") designs, develops, markets and supports network enhancement products, both software and hardware, that improve the productivity, performance and functionality of local area networks ("LANs") and enhance the LAN user's ability to communicate. The Company's current products include FaxPress fax server systems, LANpress print servers and InfoPress fax-on-demand software.

         In recent years, organizations have increasingly interconnected personal computers into LANs. Originally, these LANs consisted of a dedicated personal computer, called a file server, on which the network operating system was installed, and multiple personal computers on which the users of the LAN ran their applications. The network operating system on the file server provided the server administration and basic file and print sharing. As networks have proliferated throughout organizations and client/server architectures have gained acceptance, LANs have become increasingly complex, the size and multimedia intensity of files being communicated have increased and the applications operating on the LAN have become more critical to the success of the business enterprise. These factors have caused network administrators to seek network enhancement products which can improve network performance, enhance the functionality of the current installed base of network hardware and convert single-user resources such as stand-alone printers and telephone lines into shared LAN resources in a cost-effective manner. The Company has developed its line of network enhancement products to address these needs.

         The Company's objective is to be a leading worldwide supplier of network enhancement solutions. Key elements of the Company's strategy to achieve this objective include: maintaining market focus in order to provide the Company with a competitive edge in innovation and time-to-market relative to its larger competitors; broadening its software offerings to leverage its installed base of fax, fax-on-demand and print servers; continuing to develop products that are widely compatible with leading network operating systems and adapting those products for remote access and Internet connectivity capabilities; strengthening and maintaining its domestic and international distribution network; and expanding existing relationships and fostering new alliances to augment the Company's product offerings that enable the Company to respond quickly to technological changes.

         The Company has adapted its products for use with the Internet and on the World Wide Web (the "Web"), and will continue to focus on the effect the Internet has had on network productivity. For example, the Company has developed Internet fax capability with its FaxPress fax server, Internet print capability with its LANpress print servers, and Web-to-fax capabilities with its InfoPress fax-on-demand server.
                                       1.

         The Company distributes its products primarily through a two-tier, domestic and international distribution network, with its distributors selling Castelle's products to value-added resellers ("VARs"), retailers and other resellers. The Company's three major domestic distributors include Ingram Micro, Inc. ("Ingram"), Tech Data Corporation ("Tech Data") and Merisel, Inc ("Merisel"). The Company's two major international distributors include Macnica Corporation ("Macnica") in Japan and Azlan Group PLC ("Azlan") in the United Kingdom. The Company also has relationships with certain original equipment manufacturers and sells software and upgrades directly to end users.

         In November 1996 Ibex Technologies, Inc. ("Ibex") merged with and into the Company. Ibex designed, developed and marketed fax-on-demand, fax-gateway, fax broadcast and Web/fax applications sold directly and through value-added resellers. "Fax-on-Demand" is the ability to use a touch-tone phone and a fax machine to request and receive hard copies of documents on demand. Although there are a wide variety of applications installed, the two most common applications are customer support and literature fulfillment applications.

         The Company was incorporated in California in 1987, and its principal offices are located at 3255-3 Scott Boulevard, Santa Clara, California 95054. The Company's telephone number is (408) 496-0474. Castelle(R), LANpress(R) and JetPress(R) are registered trademarks and FaxPressTM is a trademark of the Company. This Report includes trademarks and trade names of other companies.

                                  RISK FACTORS

         Shareholders or investors considering the purchase of shares of the Company's Common Stock should carefully consider the following risk factors, in addition to other information in this Report.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Fluctuations in Operating Results

         The Company's revenue and operating results have fluctuated in the past and the Company's future revenues and operating results are likely to do so in the future, particularly on a quarterly basis.

         The Company's operating results may vary significantly from quarter to quarter due to a variety of factors, including changes in the Company's product and customer mix, constraints in the Company's manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by the Company or its competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures and economic conditions in the United States, Europe and Asia. The Company's backlog at any given time is not necessarily indicative of actual sales for any succeeding period. The Company's sales will often reflect orders shipped in the same quarter in which they are received. In addition, a significant portion of the Company's expenses are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts. Therefore, if the Company inaccurately forecasts demand for its products, the impact on net income may be magnified by the Company's inability to adjust spending quickly enough to compensate for the net sales shortfall. Future demand for the Company's products may be stronger during the last quarter of each year than the first quarter of the succeeding year as the sales personnel of the Company's distributors seek to meet their annual sales quotas. The Company's performance in any quarter is not necessarily indicative of its performance in any subsequent quarter.
                                       2.

         Other factors contributing to fluctuations in the Company's quarterly operating results include changes in the demand for the Company's products, customer order deferrals in anticipation of new versions of the Company's products, the introduction of new products and product enhancements by the
Company or its competitors, the effects of filling the distribution channels following such introductions, potential delays in the availability of announced or anticipated products, the mix of license and service revenue, the commencement or conclusion of significant development contracts, changes in foreign currency exchange rates, the timing of acquisitions and associated costs, and the timing of significant marketing and sales promotions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

History of Losses; Accumulated Deficit

         The Company has experienced significant operating losses and, as of December 31, 1997, had an accumulated deficit of $13.8 million. The development and marketing by the Company of new products will continue to require substantial product development and other expenditures. Although the Company had been profitable in 1996 and 1995, the Company sustained a loss in 1997 and there can be no assurance that growth in net sales or profitability will be achieved or sustained in future years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Rapid Technological Change; Risks Associated with New Products

          The market for the Company's products is affected by rapidly changing networking technology and evolving industry standards. The Company believes that its future success will depend upon its ability to enhance its existing products and to develop and introduce new products which conform to or support emerging network telecommunications standards, are compatible with a growing array of computer and peripheral devices, support popular computer and network operating systems and applications, meet a wide range of evolving user needs and achieve market acceptance. There can be no assurance that the Company will be successful in these efforts. The Company has incurred, and the Company expects to continue to incur, substantial expenses associated with the introduction and promotion of new products. There can be no assurance that the expenses incurred will not exceed research and development budgets or that new products will achieve market acceptance and generate sales sufficient to offset development costs. In order to develop new products successfully, the Company is dependent upon timely access to information about new technological developments and standards. There can be no assurance that the Company will have such access or that it will be able to develop new products successfully and respond effectively to technological change or new product announcements by others. Furthermore, the Company expects that printer and other peripheral manufacturers will add features to their products that make them more network accessible, which may reduce demand for the Company's network enhancement devices. There can be no assurance that products or technologies developed by others will not render the Company's products non-competitive or obsolete. The fax-on-demand market in general has been negatively affected by the growth of the Web and the Internet. Although the Company has new web/fax/email products in development, there can be no assurance these products will compete successfully. Complex products such as those offered by the Company may contain undetected or unresolved hardware defects or software errors when they are first introduced or as new versions are released. Changes in the Company's or its suppliers' manufacturing processes or the inadvertent use of defective components by the Company or its suppliers could adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. The Company has in the past discovered hardware defects and software errors in certain of its new products and enhancements after their introduction. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that despite testing by the Company and by third-party test sites, errors will not be found in future releases of the Company's products, which would result in adverse product reviews and negatively affect market acceptance of these products.
                                       3.

         The introduction of new or enhanced products requires the Company to manage the transition from older products. The Company must manage new product introductions so as to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands. The Company has from time to time experienced delays in the shipment of new products. There can be no assurance that future product transitions will be managed successfully by the Company. See "Business -- Products," "-- Research and Product Development," and "-- Sales, Marketing and Distribution."

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

Competition and Price Erosion

         The network enhancement products and computer software markets are highly competitive, and the Company believes that such competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce prices. The Company currently competes principally in the market for network print servers and network fax servers and fax-on-demand software. Increased competition, direct and indirect, could adversely affect the Company's business and operating results through pricing pressure, loss of market share and other factors. In particular, the Company expects that, over time, average-selling prices for its print server products will decline, as the market for these products becomes increasingly competitive. Any material reduction in the average selling prices of the Company's products would require the Company to increase unit sales in order to avoid a reduction in net sales and would adversely affect gross margins. There can be no assurance the Company will be able to maintain the current average selling prices of its products or the related gross margins.

         The principal competitive factors affecting the market for the Company's products include product functionality, performance, quality, reliability, ease of use, quality of customer training and support, name recognition, price, and compatibility and conformance with industry standards and changing operating system environments. Several of the Company's existing and potential competitors, most notably the Hewlett-Packard Company ("Hewlett-Packard") and Intel Corporation ("Intel"), have substantially greater financial, engineering, manufacturing and marketing resources than does the Company. The Company also experiences competition from a number of other companies. In addition to its current competitors, the Company may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripherals, communications and software companies. As the Company develops and introduces more fax server software products, it is experiencing increasing competition from companies such as Applied Voice Technology, Inc. ("Applied Voice"), Omtool, Ltd. ("Omtool") and Computer Associates International, Inc. ("Computer Associates"). There can be no assurance that competitors will not introduce products incorporating technology more advanced than that of the Company. In addition, certain competing methods of communications such as the Internet or electronic mail could adversely affect the market for fax products. Certain of the Company's existing and potential competitors are manufacturers of printers and other peripherals, and these competitors may develop closed systems accessible only through their own proprietary servers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

International Sales

         Sales to customers located outside Canada and the United States accounted for approximately 47% and 53% of the Company's net sales in 1997 and 1996, respectively. The Company sells its products in 44 foreign countries through approximately 89 international distributors. Macnica, the Company's principal Japanese distributor, and Azlan, the Company's principal United Kingdom distributor, accounted for approximately 68% and 11% of the Company's international sales in 1997, respectively, and 63% and 11% of the Company's international sales in 1996, respectively. The Company expects that international sales will continue to represent a significant portion of the Company's product revenues and that the Company will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. See also "Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses." Although the Company has not previously experienced any difficulties under foreign law in exporting its products to other countries, there can be no assurance that the Company will not experience such difficulties in foreign countries in the future. In addition, because the Company invoices its foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for the Company's products by causing its prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on the Company's international sales and a resulting material adverse effect on the Company's business, operating results and financial condition. The Company may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. See "Business -- Sales, Marketing and Distribution."

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

Concentration of Distributors; Distribution Risks

         The Company sells its products primarily through a two-tier domestic and international distribution network, with the Company's distributors selling the Company's products to VARs, retailers and other resellers. The personal computer and networking products distribution industry has been characterized by rapid change, including consolidations due to the financial difficulties of
                                       5.

distributors and the emergence of alternative distribution channels. In addition, an increasing number of companies are competing for access to these channels. The Company's five largest distributors accounted for 68% of its net sales in 1997 and 70% of the Company's net sales in 1996. Macnica, the Company's principal Japanese distributor, and Ingram, the Company's largest domestic distributor, accounted for approximately 32% and 14% of the Company's net sales in 1997, respectively, and 33% and 15% of the Company's net sales in 1996. The Company's distributors typically represent other product lines that are complementary to, or compete with, those of the Company. While the Company attempts to encourage its distributors to focus on its products through marketing and support programs, these distributors may give higher priority to products of other suppliers, thereby reducing the efforts they devote to selling the Company's products. In particular, certain of its competitors, including Hewlett-Packard and Intel, sell a substantially higher total dollar volume of products through several of the Company's large United States distributors and, as a result, the Company believes such distributors give higher priority to products offered by such competitors. The Company's distributors are not contractually committed to future purchases of the Company's products and could discontinue carrying the Company's products at any time for any reason. In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. The Company has a stock rotation policy with certain of its distributors that allows them to return marketable inventory against offsetting orders. Should the Company reduce its prices, the Company credits certain of its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. In addition, due to industry conditions or the actions of competitors, inventory levels of the Company's products held by distributors could become excessive resulting in product returns and inventory write-downs. There can be no assurance that in the future returns and price protection will not have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Sales, Marketing and Distribution" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Lack of Product Revenue Diversification

         The Company derives substantially all of its sales from its fax and print server product lines. During 1997 and 1996, both product lines represented 94% and 95%, respectively, of total net sales. The Company expects that these hardware and software products will continue to account for a majority of the Company's sales in the future. A decline in demand for these products as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Suppliers and Subcontractors

         The Company's products incorporate or require components or sub-assemblies procured from third-party suppliers. Certain of these components or sub-assemblies are available only from a single source, and others are available only from limited sources. Certain key components of the Company's products, including a modem chip set from Rockwell International Corporation ("Rockwell") and a microprocessor from Motorola, Inc. ("Motorola"), are currently available from only single sources. Other components of the Company's products are currently available from only a limited number of sources. In addition, the Company subcontracts a substantial portion of its manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support the manufacturing requirements of the Company. The Company does not have material long-term supply contracts with these or any other sole or limited source vendors and subcontractors other than an agreement with SerComm Corporation ("SerComm"), and otherwise purchases components or sub-assemblies on a purchase order basis. The Company's ability to obtain these components and sub-assemblies is dependent upon its ability to accurately forecast customer
                                       6.

demand for its products and to anticipate shortages of critical components or sub-assemblies created by competing demands upon suppliers. If the Company were unable to obtain a sufficient supply of high-quality components or sub-assemblies from its current sources, the Company could experience delays in obtaining such components or sub-assemblies from other sources. Resulting delays or reductions in product shipments could adversely affect the Company's business, operating results and financial condition and damage customer relationships. Furthermore, a significant increase in the price of one or more of these components or sub-assemblies or the Company's inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect the Company's business, operating results and financial condition.

         The Company augments its product offerings by obtaining access to third-party products and technologies in areas outside of its core competencies or where the Company believes internal development of products and technologies is not cost-effective. The Company's third-party product supplier is SerComm for certain of the Company's print server products. There can be no assurance that these products will produce gross margins comparable to those of the Company's internally generated products. The Company's agreement with its third-party product supplier has a limited term of two years, subject to earlier termination upon the occurrence of certain events. Extensions of the terms of this agreement require the consent of both the Company and its supplier. The Company experienced a supply shortage during the fourth quarter of 1997 for a proprietary chip. This shortage reduced the Company's sales for the quarter by approximately $800,000, as a result of the Company's inability to fulfill orders in backlog for several print server products. Although the chip again became available in sufficient quantities during the first quarter of 1998, the Company has also taken action to reduce its risk by engineering this chip out of new and future versions of these products. There can be no assurance that the parties with which the Company contracts will continue to provide the quantities and quality of products needed by the Company or they will upgrade their respective products on a timely basis. The termination of the Company's relationships with third-party product suppliers and with SerComm, in particular, could result in delays or reductions in product shipments, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Manufacturing."

Government Regulation

         Certain aspects of the networking industry in which the Company competes are regulated both in the United States and in foreign countries. Imposition of public carrier tariffs, taxation of telecommunications services and the necessity of incurring substantial costs and expenditure of managerial resources to obtain regulatory approvals, particularly in foreign countries where telecommunications standards differ from those in the United States, or the inability to obtain regulatory approvals within a reasonable period of time, could have a material, adverse effect on the Company's business, operating results and financial condition. The Company's products must comply with a variety of equipment, interface and installation standards promulgated by communications regulatory authorities in different countries. Changes in government policies, regulations and interface standards could require the redesign of products and result in product shipment delays which could have a material, adverse impact on the Company's business, operating results and financial condition.

Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses

         The Company's success depends to a certain extent upon its technological expertise and proprietary software technology. The Company relies upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect its technologies. Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign
                                       7.

countries either do not protect the Company's proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that the Company's current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. The Company also relies on technology licenses from third parties. There can be no assurance that these licenses will continue to be available to the Company upon reasonable terms, if at all. Any impairment or termination of the Company's relationship with third-party licensors could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's precautions will be adequate to deter misappropriation or infringement of its proprietary technologies. Furthermore, while the Company has obtained federal registration for many of its trademarks in the United States, certain of its trademarks have not been registered in the United States, and the Company has not registered any of its trademarks in foreign jurisdictions. There can be no assurance that the Company's use of such registered trademarks will not be contested by third parties in the future. See "Business-Research and Product Development" and "-Proprietary Rights."

         The Company has received, and may receive in the future, communications asserting that its products infringe the proprietary rights of third parties or seeking indemnification against such infringement. The Company is not aware that any of its products, trademarks, or other proprietary rights infringe the property rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement clams. Any such claims, with or without merit, can be time consuming and expensive to defend. There can be no assurance that any such intellectual property litigation that may be brought in the future will not have a material adverse effect on the Company's business, operating results and financial condition. As a result of such claims or litigation, it may become necessary or desirable in the future for the Company to obtain licenses relating to one or more of its products or relating to current or future technologies, and there can be no assurance that it would be able to do so on commercially reasonable terms. See "Business-Research and Product Development" and "-Proprietary Rights."

Possible Volatility of the Company's Common Stock Price

         The price of the Company's Common Stock has fluctuated widely in the past. Sales of substantial amounts of the Company's Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the Company's Common Stock. The management of the Company believes that such past fluctuations may have been caused by the factors identified above as well as announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in the condition of the personal computer industry in general. These fluctuations, as well as general economic, political and market conditions, such as recessions or international currency fluctuations, may adversely affect the market price of the Company's Common Stock. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. The Company anticipates that prices for Castelle Common Stock may continue to be volatile. Such future stock price volatility for Castelle Common Stock may provoke the initiation of securities litigation which may divert substantial management resources and have an adverse effect on the Company's business, operating results and financial condition.
                                       8.

Future Capital Requirements

         Although the Company believes that its existing capital resources, expected cash flows from operations and available lines of credit will be sufficient to meet its anticipated capital requirements at least through the next 12 months, the Company may be required to seek additional equity or debt financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's existing and new products and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

Voting Control by Officers, Directors and Affiliates
         At February 20, 1998, the Company's officers and directors and their affiliates beneficially owned approximately 49% of the outstanding shares of Common Stock. Accordingly, together they had the ability to significantly influence the election of the Company's directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

Certain Charter Provisions

         The Company's Board of Directors has authority to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the shareholders. The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance thereof could have a material adverse effect on the market value of the Company's Common Stock.

                                    BUSINESS

General

         Castelle designs, develops, markets and supports network enhancement products, both software and hardware, that improve the productivity, performance and functionality of LANs and enhance the LAN user's ability to communicate. The Company's current products include FaxPress fax server systems, LANpress print servers and FactsLine fax-on-demand software. See "Research and Product Development."

         In November 1996 Ibex merged with and into the Company. As a result of the transaction, 790,617 shares of the Company's Common Stock were issued in exchange for all of the outstanding Ibex common stock and preferred stock and 59,345 shares of the Company's Common Stock were reserved for issuance upon exercise of outstanding options to purchase Ibex common stock assumed by the Company in connection with the transaction. Ibex designed, developed and marketed fax-on-demand, fax-gateway, fax broadcast and Web/fax applications sold directly and through value-added resellers.
                                       9.

Industry Background

         In the mid-1980s, organizations began to interconnect personal computers into LANs in order to allow work groups to share files and peripherals such as printers. Originally, these LANs consisted of a dedicated personal computer, called a file server, on which the network operating system was installed, and multiple personal computers on which users of the LAN ran their applications. The network operating system on the file server provided the server administration and basic file and print sharing. As networks have proliferated throughout organizations and client/server architectures have gained acceptance, LANs have become increasingly complex, the size and multimedia intensity of files being transmitted has increased and the applications operating on the LAN have become more critical to the success of the business enterprise. These factors have caused network administrators to seek network enhancement products which can improve network performance, enhance the functionality of the current installed base of network hardware and convert single-user resources such as stand-alone printers and telephone lines into shared LAN resources in a cost-effective manner. Fax servers and print servers are two of the primary network enhancement solutions that have emerged to provide cost-effective improvements in network performance and functionality.

         Fax Servers: Fax machines typically used in business environments are characterized by relatively low quality transmissions, low data transmission rates and the inability to send and receive faxes simultaneously. Fax machines also require labor-intensive sorting, copying and routing of faxes in paper form. Alternatively, a dedicated personal computer with a fax modem, while able to store incoming faxes electronically and improve fax quality, is not economical in a LAN environment because each user must have his or her own fax modem and dedicated telephone line. Fax servers have emerged as an economical alternative for providing high performance faxing capability to network users. A fax server connects a LAN to one or more telephone lines, enabling a large number of users to share dedicated telephone lines. Users are able to send faxes directly from their computers or workstations, eliminating the need to print a document, take it to a stand-alone fax machine and wait for its transmission. In addition, a fax server can sort incoming faxes and route them electronically and confidentially directly to the electronic mailboxes of the intended recipients and store non-urgent outgoing faxes for automatic transmission at an "off-peak" time when telephone rates are lower.

         Print Servers: The sharing of printers, a basic benefit of a LAN, has traditionally been provided by connecting a printer either to a network file server or to a dedicated personal computer on the network. However, direct connection to the file server has several disadvantages, including the risk of the file server being overburdened by the processing required to print large or graphically complex files, lower print transfer speeds and location inflexibility. Similarly, printer connection to a dedicated personal computer, while providing better location flexibility, is more costly and offers substantially lower print file transfer speed than a dedicated print server can provide. A print server directly connects one or more printers to a LAN, providing a cost-effective, high-speed solution to the demand for shared print resources on a LAN. In addition to providing location flexibility and convenience, print servers improve network performance by relieving the burden on the file server. Furthermore, print servers enable users to access essential information about the status of the printer and their print files and to select their desired printer configuration.

         Fax-On-Demand: Fax-on-Demand is the ability to use a touch-tone phone and a fax machine to request and receive hard copies of documents on demand. Although there are a wide variety of applications installed, the two most common applications are customer support and literature fulfillment applications. The largest industry using fax-on-demand is the high-technology sector, with applications also installed in travel, government, newspapers, manufacturing and non-profit organizations. Essentially, any company with information to disseminate publicly is a potential fax-on-demand customer.
                                      10.

         Network enhancement solutions, such as fax servers and print servers, have emerged to gain significant market acceptance due to their ability to improve network performance and personal productivity, enhance network functionality and preserve the investment many companies have made in network hardware. The Company believes that as the client/server computing model continues to gain acceptance and applications which are critical to the business enterprise continue to be ported from mainframes and minicomputers to LANs, corporate processes will become more dependent on the LAN and the performance enhancement that can be achieved on the corporate LAN will more directly impact overall productivity. As LAN users and network managers continue to recognize the benefits of network enhancement products, and as additional network functionality such as facsimile/document communication across the Internet, remote access, scanning, electronic mail and multimedia communications continue to emerge, the Company believes that the demand for such network enhancement products will increase.

Castelle Strategy

         Castelle's objective is to be a leading worldwide supplier of network enhancement solutions. The Company intends to continue to provide innovative products focused on enhancing the LAN user's ability to communicate. Key elements of the Company's strategy include:

         Focus on Network Enhancement Products - The Company focuses exclusively on providing innovative, reliable, easy-to-use network enhancement products. Since its inception, the Company has focused on developing networking products that utilize advanced software to tightly integrate proprietary hardware systems with standard computing platforms. As a result, the Company believes it has developed a high level of expertise in networking, software development, hardware design and telephony technology. The Company plans to capitalize on these attributes by continuing to focus on providing network enhancement products that enable users to communicate more effectively.

         Broaden Software Offerings - In order to leverage its significant installed base of fax and print servers, the Company is developing a range of value-added software options which increase the functionality of Castelle's products and enable them to address specialized applications. Examples of applications currently available include electronic mail gateways, optical character recognition/image enhancement software and billing/analysis and other management utility software. Utilizing an extensive internal database of over 6,000 corporate end-users of Castelle products, the Company is marketing these products through a direct telemarketing team.

         Expand Product Line - The Company is leveraging its expertise in easy-to-use, cost-effective enhancement solutions to offer new network and communications enhancement products. The Company continues to expand both its fax server and print server product lines.

         Strengthen and Maintain Distribution Channels - The Company has established a two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. The Company also sells through OEM vendors such as Fujitsu Ltd. ("Fujitsu"). The Company is focused on maintaining and strengthening its current distribution network in North America, Europe, the Asia-Pacific and Latin America regions.
                                      11.

         Leverage Strategic Relationships - The Company augments its product offering by establishing relationships with companies able to provide products in areas outside of the Company's core technical competencies or in instances where internal development of such products is not cost-effective. The Company also establishes relationships with numerous leaders in hardware and software technology to enable it to keep abreast of, and respond quickly to, technological changes that may affect the network enhancement market.

Products

         The Company develops and markets a broad range of products that enhance network productivity, performance and functionality. The Company's current products include FaxPress fax server systems, LANpress print servers, InfoPress fax-on-demand software and a range of software enhancements for its fax and print server product lines.


         Fax Servers

                  The Company's fax server product line includes FaxPress fax server systems as well as FaxPress software. The Company's line of FaxPress software includes client applications and interfaces for use with the FaxPress system and software enhancements and options. The Company's fax server products allow network users to send, receive, route, print, store, edit and retrieve fax transmissions from their own personal computers on a LAN. These fax server products enable all network users to access fax services without requiring a large investment in stand-alone fax machines, fax modem boards or additional telephone lines. Network-based fax capability is a logical extension of network printing capability, enabling users to transmit documents directly to a fax device as easily as if they were printing to a laser printer or sending an electronic mail message. Network fax servers redirect fax output from applications running on a LAN user's personal computer or workstation to a fax queue. The fax server then converts the file to fax format and sends the fax to the intended recipient. The Company's FaxPress products are designed to comply with regulatory standards in the United States as well as Australia, Canada, Germany, Hong Kong, Japan, Korea, the Netherlands, Denmark, Finland, Singapore, Switzerland and the United Kingdom. The Company is seeking regulatory clearance in a number of other countries. During 1997 and 1996, fax servers represented 52% and 47%, respectively, of total net sales.

                  FaxPress Systems - Castelle's FaxPress fax server systems are high-performance network-based fax solutions. FaxPress is a compact, self-contained fax server that connects directly to a LAN and is accompanied by software that is installed from any personal computer or workstation on the LAN. FaxPress system products are available in configurations that support one, two or four dedicated telephone lines. In addition, FaxPress system products can function as parallel and serial port print servers. Key features of the FaxPress product line (configured with its current software versions) include:

                      o Ability to send faxes from many applications: Easy faxing from within any Windows, Windows 95 and Windows NT application and certain electronic mail applications. The server supports multiple simultaneous clients on the network.

                      o Broad networking support: FaxPress servers install and operate in both TCP/IP and SPX/IPX network environments. FaxPress also support file servers with Windows NT and Novell NetWare operating systems.
                                      12.

                      o Electronic routing of faxes: Electronic routing of faxes enhances efficiency and confidentiality through electronic delivery direct to the fax inbox of the intended recipient.

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

                           The Company  offers a family of  FaxPress  fax server
                  systems ranging from entry-level products to high-end fax solutions capable of supporting over 500 users. The suggested U.S. list prices for FaxPress fax servers range from $1,695 to $6,395. The following table summarizes the Company's FaxPress system product line:

  ----------------------------------------------------------------------------------------------------------------
                                                                                  Network Environment
                                                                              ------------------------
                        Number      Number of
                         of          Micro-         Memory       Network        NetWare     Windows     TCP/IP
     Product Model      Modems     Processors    (Megabytes)     Topology       3.x, 4.x      NT        Support

  ----------------------------------------------------------------------------------------------------------------
  OfficeConnect Fax        1            1              4          Ethernet        |X|         |X|         |X|
  FaxPress 1500         1 or 2          1              4          Ethernet        |X|                     |X|
  FaxPress 1500-N       1 or 2          1              8          Ethernet        |X|         |X|         |X|
  FaxPress 3000         2 or 4         2-3             4         Ethernet /       |X|                     |X|
                                                                 Token Ring
  FaxPress 3500         2 or 4         2-3             8         Ethernet /       |X|         |X|         |X|
                                                                 Token Ring
  ----------------------------------------------------------------------------------------------------------------


                  FaxPress Software - The Company's line of FaxPress software includes client applications and interfaces for use with FaxPress systems and software enhancements and options.

                      o Client Applications and Interfaces: The Company has developed fax applications which reside on the LAN user's personal computer and are included as part of the Company's FaxPress products. The client application allows a user to send and receive faxes, includes support for user authentication, as well as personal and corporate cover pages and phone books.

                            Software  Enhancements  and  Upgrades:  The  Company
                           offers a range of value-added software options which increase the functionality of Castelle's FaxPress systems and enable the FaxPress to address specialized applications. Software upgrades and options are available to the installed base of FaxPress units at prices ranging from $99 to $995. The following table describes the available software options:



     ---------------------------------------------------------------------------
     Software Option                  Description
     ---------------------------------------------------------------------------
     Castelle Internet Faxing         Castelle   Internet  Faxing  provides  the
                                      ability to send faxes to other FaxPress units via the Internet.

     Third Party Internet Faxing      Provides  the ability to deliver  faxes to
                                      select third party carriers of faxes over the Internet.

     Microsoft Exchange Gateway       Integrates  the  FaxPress  into  Microsoft
                                      Exchange,   enabling  users  to  send  and
                                      receive faxes from Exchange in addition to sending documents in native format as fax attachments.

     Lotus Notes Gateway              Integrates  the FaxPress into Lotus Notes,
                                      enabling users to send and receive faxes from Lotus Notes.

     Embedded Codes Gateway           Enables  mainframe  computer users to send
                                      faxes using the FaxPress server.

     Optical Character Recognition/   Enables an  incoming  fax to be  converted
     Image Enhancement                into an editable format. Image enhancement
                                      capability enables the electronic editing of a fax image to correct visual defects.

     Billing and Analysis Software    Analyzes and  allocates  cost of faxing by
                                      user,  department  or customer and creates
                                      "ready to print" reports.

     FaxPress Print Server Software   Enables  the  FaxPress to act as a network
                                      print server.

     ---------------------------------------------------------------------------



         Print Servers

                  The Company's print server products perform network-printing services otherwise handled by a file server or a dedicated personal computer. The Company offers a family of multi-protocol external and internal print servers that enhance overall network performance by reducing the burden on the file server or a dedicated personal computer. During 1997 and 1996, print servers represented 42% and 48%, respectively, of total net sales.

                  The Company believes its print servers provide a superior method of connecting printers to a LAN for a number of reasons, including:

                      o Network performance enhancement: The Company's print servers enable substantially higher print file transfer speeds than file servers while reducing the data transfer and processing burden on file servers.

                      o   Plug-and-play  in a  multi-protocol  environment:  The
                          Company's print servers offer easy installation and configuration, with multiple protocols enabling a seamless integration into a mixed network environment. This is not possible using either a dedicated personal computer or a file server.
                                      14.

                      o Location flexibility: The Company's print servers are self-contained, can be located anywhere on a network and can support printer-clustering as well as single printer connectivity.

                      o Cost-effectiveness: The Company's print servers are more cost-effective than dedicated personal computers or direct file server connections.

                      o Compatibility: The Company's print servers are compatible with printers from virtually all major printer vendors and support leading network operating systems on both the Ethernet (100 Base-T or 10 Base-T) and Token Ring networks.

                  LANpress Products - The Company's LANpress products are external print servers that are independent nodes on a network. They represent superior methods of connecting printers to a LAN due to their multi-protocol capabilities. With a variety of configurations for a single printer or up to 4 printers, and support for NetWare (true NDS), UNIX, Windows NT, Windows 95, Windows for Workgroups and AppleTalk, LANpress is compatible with printers with standard parallel or serial interfaces and is targeted at the large installed base of stand-alone printers. LANpress has remote management and configuration features enabling the network administrator to check for print queues and status, locate sources of problems and reconfigure units within the network from anywhere on the LAN. LANpress selectively routes to all networked printers and thereby improves the productivity of all printers across the network. LANpress products can serve up to 56 print queues on up to 16 file servers. LANpress was recently enhanced to provide Internet printing capability. This allows the PCs to submit emails and attachments to LANpress for printing via the Internet. The suggested U.S. list price for LANpress print servers ranges from $199 to $599.

         The following table summarizes the Company's line of LANpress external print servers:


                                             --------------------------------------------------
                                                            Network Environment
      ------------------------------------------------------------------------------------------------------------------
                                  Ethernet                               Windows                     Flash
        Product Configuration      Network   NetWare 2.x,  UNIX TCP/IP    3.11 /       Apple        Upgrade     Internet
                                  Interface    3.x, 4.x                  95 / NT     Ethertalk    Capability    Printing
      ------------------------------------------------------------------------------------------------------------------

      LANpress 1P/100 MP (1)         |X|          |X|          |X|         |X|          |X|           |X|          |X|
      LANpress 3P/100 (2)            |X|          |X|          |X|         |X|          |X|           |X|          |X|
      LANpress Jr. MP (3)            |X|          |X|          |X|         |X|          |X|           |X|          |X|
      LANpress 1P MP (1)             |X|          |X|          |X|         |X|          |X|           |X|          |X|
      LANpress 2+1 MP (4)            |X|          |X|          |X|         |X|          |X|           |X|          |X|
      LANpress 3+1 MP (2)            |X|          |X|          |X|         |X|          |X|           |X|          |X|
      OfficeConnect Print (5)        |X|          |X|          |X|         |X|                        |X|
      ------------------------------------------------------------------------------------------------------------------

      --------------------
      (1)1 Centronics parallel port
      (2)Numbers refer to the number of parallel and serial port connections, respectively.
      (3)Connects directly to port on Printer
      (4)Numbers refer to the number of parallel and serial port connections, respectively. The LANpress 2+1 MP also comes with a Token Ring network interface.
      (5)2 Centronics parallel ports

         Fax-On-Demand

                  Castelle's fax-on-demand product suite consists of Windows NT-based InfoPress, as well as the low-cost Fax-it-Back product offering. Both InfoPress and Fax-it-Back fax-on-demand software enable the access of information via a phone and a fax machine and allow the dissemination of information via "broadcasting" to a select database of fax numbers. InfoPress replaces an older Ibex product, FactsLine.

                  InfoPress  Product -  InfoPress  allows  companies  to use one source of documents in a Castelle document library and to automatically publish the documents using the following methods:

                      o   Fax-on-Demand.

                      o   Email-on-Demand.

                           Users  can  update  one  document,  and  the  updated
                  document will automatically be sent via facsimile using the Fax-on-Demand product, or via an enhanced auto-reply email product called Email-on-Demand to the intended recipient. In addition, Web delivery of the document is also possible. There is no fax-on-demand or mail-server configuration needed when documents are added or deleted.

                           The  InfoPress   product   provides   cost-effective,
                  automated and immediate information retrieval using tools that everyone understands. Using the product, a technically savvy consumer can access a document using the Web. Another person can access the same document via email if he chooses. Still another person, perhaps not connected to the Internet, can use his touch-tone phone to select the same document to be faxed to his fax machine.

                           The    InfoPress    product    publishes    documents
                  automatically. All document catalogs will be updated whenever the user adds, changes, or deletes a document in the system.

                  Email-on-Demand - Email-on-Demand is the ability to use email (local or Internet) to request and receive information on demand. Auto-reply email exists today, but is limited to receiving one document, usually in text format. The main benefits of Email-on-Demand are:

                      o Email via Internet is more prevalent than usage of the Web

                      o Email-on-demand can be done on an "off-line" basis. Users can order documents, which will be delivered to their email box. In other words, there is no waiting to download documents on the Web and no "surfing" to find documents.

                  Web Integration - InfoPress supports Web HTML documents in the document library. The Web documents are automatically rendered into a fax document when required.

                  Product Benefits - InfoPress also includes a "fax-it-to-me" feature for Web and email users. Thus, users of the product can access the same document source in the following ways:

                      o Select documents on the Web to fax (or forward them to others via fax)

                      o Select documents in an email message, to be returned via email

                      o Select documents in an email message, to be returned via fax
                                      16.

                      o   Select  documents  via  a  telephone   keypad,  to  be
                          returned via fax (Fax-on-Demand)

                  Fax-It-Back - Castelle's entry-level Windows 95 fax-on-demand system is specifically designed for small- to mid-size organizations and departmental use and provides a professional multi-line (one to four lines) system sturdy enough for production fax-on-demand, yet affordable and easy for non-technical staff to use.

Research and Product Development

         The Company has made substantial investments in research and product development. The Company believes its future performance will depend in large part on its ability to enhance its current product line, maintain technological competitiveness and meet an expanding range of customer requirements.

         Castelle continues to invest in enhancing the FaxPress product line by developing new versions of client and server software and server hardware. The product feature set is driven by the increasing complexity of user needs because of proliferating client and network environments, the continued importance of Windows NT and the increasing importance of Internet faxing.

         New versions of the client software will have enhancements in the user interface, improvements in ease of use and ease of localization, be accessible through a Web browser, include improved integration with NT and Netware network environments and contain other enhancements. The client-server interface is being enhanced to become an object-oriented model with Component Object Model
(COM) support. The server software will have enhanced performance, including support for Simple Network Management Protocol (SNMP) network management. Castelle will continue to further its strategy of supporting Internet Faxing through its own FaxPress-to-FaxPress communication and interfaces to third party Internet Fax providers. Castelle is also investing in developing a new generation of the FaxPress hardware platform.

         In the print server market, Castelle is developing a new miniaturized LANpress print server product targeted at the Pacific Rim through OEM and distribution channels and upgrading the hardware design of prior print server products. The print server and fax server products will also share the same hardware architecture, allowing these products to share basic server code and hardware components resulting in operating efficiencies and reduced costs.

         There can be no assurance that the Company will be successful in developing and marketing the new software and hardware product versions or in responding to other emerging technological developments or that any development will achieve commercial acceptance. The Company is seeking and will continue to seek to hire additional skilled development engineers. Such engineers are likely to be in short supply, and the Company's business, operating results and financial condition could be adversely affected if it encounters delays in hiring or fails to retain the required skilled engineers. The Company's research and product development expense for 1997 and 1996 was approximately $3.1 million and $2.4 million, respectively, which was 12% and 8% of the Company's net sales. The Company plans to continue to make significant investments in research and product development.
                                      17.

Sales, Marketing and Distribution

         Castelle sells its products through multiple channels, the channel used being determined by the product, market and customer need. The Company has an established two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. The Company also sells through OEM vendors such as Fujitsu. Software enhancements and options that complement the FaxPress product line are primarily marketed directly by the Company to registered end-users. The direct sales group works closely with the distributors and VARs in qualifying sales opportunities for the fax server and print server product lines. The Company is maintaining its distribution network in North America, Europe, the Asia-Pacific and Latin America regions. The Company's European headquarters provides sales and support services to a distributor network covering most European countries, with a primary emphasis on the United Kingdom.

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

         The Company's five largest distributors accounted for approximately 68% of the Company's net sales in 1997 and 70% of its net sales in 1996. Macnica, the Company's principal Japanese distributor, and Ingram Micro, the Company's largest domestic distributor, accounted for approximately 32% and 14%, respectively, of the Company's net sales in 1997 and 33% and 15%, respectively, of its net sales in 1996. Sales to customers located in the Pacific Rim and Europe made up approximately 47% and 53% of the Company's net sales in 1997 and 1996, respectively. The Company's distributors typically represent other product lines that are complementary to or compete with, those of the Company. While the Company attempts to encourage its distributors to focus on its products through marketing and support programs, these distributors may give higher priority to products of other suppliers, thereby reducing the efforts they devote to selling the Company's products. In particular, certain of its competitors, including Hewlett-Packard and Intel, sell a substantially higher total dollar volume of products through several of the Company's large United States distributors and, as a result, the Company believes such distributors give higher priority to products offered by such competitors. The Company's distributors are not contractually committed to future purchases of the Company's products and could discontinue carrying the Company's products at any time for any reason. In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. The Company has a stock rotation policy with certain of its distributors that allows them to return marketable inventory against offsetting orders. Should the Company reduce its prices, the Company credits certain of its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. In addition, due to industry conditions or the actions of competitors, inventory levels of the Company's products held by distributors could become excessive resulting in product returns and inventory write downs.

Customer Service and Support

         The Company provides customers with service support, which is available at all times to assist customers with installation, use and operation issues. The Company has network engineers at corporate headquarters as well as in the field. Support is provided under warranty as well as with different extended software and hardware support agreements sold directly to the customer by the Company. An electronic bulletin board is available on a 24-hour basis to assist customers in obtaining data about Company products. The Company also has other customer support activities, including a Web site as well as an internal help desk system. The Company has established a call management, automated call distribution ("ACD") system to provide improved levels of support to help resolve customer issues.

Competition

         See "Business -- Risk Factors -- Competition and Price Erosion" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

         The Company does not currently have any material long-term supply contracts with any of its manufacturing subcontractors or component suppliers other than an agreement with SerComm relating to the manufacture of print servers. Other than its relationship with SerComm, the Company purchases components on a purchase order basis. The Company owns all engineering, sourcing documentation, functional test equipment and tooling used in manufacturing its products, except for the products which are produced by SerComm, and believes that it could shift product assembly to alternate suppliers if necessary. Certain key components of the Company's products, including a modem chip set from Rockwell, and a microprocessor from Motorola, are currently available from only single sources. Other components of the Company's products are currently available from only a limited number of sources. In addition, the Company subcontracts a substantial portion of its manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support the manufacturing requirements of the Company. The Company's ability to obtain these components or sub-assemblies is dependent upon its ability to accurately forecast customer demand for its products and to anticipate shortages of critical components or sub-assemblies created by competing demands upon suppliers. If the Company were unable to obtain a sufficient supply of high-quality components or sub-assemblies from its current sources, the Company could experience delays in obtaining such components or sub-assemblies from other sources. Resulting delays or reductions in product shipments could adversely affect the Company's business, operating results and financial condition and damage customer relationships. See "Business -- Risk Factors - Dependence on Suppliers and Subcontractors." Furthermore, a significant increase in the price of one or more of these components or sub-assemblies or the Company's inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect the Company's business operating results and financial condition.

Proprietary Rights

         The Company's success depends to a certain extent upon its technological expertise and proprietary software technology. The Company relies upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect its technologies. Additionally, the Company generally enters into confidentiality agreements with those employees, distributors, customers and suppliers who have access to sensitive information and limits access to and distribution of its software documentation and other proprietary information. Because of the rapid pace of technological change in the LAN product industry, the Company believes that patent protection for its products is less significant to its success than the knowledge, ability and experience of its employees, the frequent introduction and market acceptance of new products and product enhancements, and the timeliness and quality of support services provided by the Company. See "Risk Factors --Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses."

         Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's precautions will be adequate to deter misappropriation or infringement of its proprietary technologies. Furthermore, while the Company has obtained federal registration for many of its trademarks in the United States, certain of its trademarks have not been registered in the United States and the Company has not registered any of its trademarks in foreign jurisdictions. There can be no assurance that the Company's use of such unregistered trademarks will not be contested by third parties in the future. In addition, the laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally there can be no assurance that the Company's current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. The Company also relies on technology licenses from third parties. There can be no assurance that these licenses will continue to be available to the Company upon reasonable terms, if at all. Any impairment or termination of the Company's relationship with third-party licensors could have a material adverse effect on the Company's business, operating results and financial condition.

Government Regulation

         See  "Business -- Risk Factors -- Government Regulations."

Employees

         As of December 31, 1997, the Company employed a total of 102 full-time equivalent personnel, 24 in manufacturing, 30 in sales and marketing, 21 in engineering, 15 in customer service and 12 in finance and administration. The Company intends to continue to hire additional personnel in connection with the expansion of its operations. The Company has never had a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

         The Company has entered into confidentiality agreements with its employees (including its officers) that prohibit disclosure of confidential information to anyone outside of the Company both during and subsequent to employment and require disclosure to the Company of ideas, discoveries or inventions relating to or resulting from the employee's work for the Company and assignment to the Company of all proprietary rights to such ideas, discoveries or inventions.
                                      20.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Executive Officers

     The names of the executive officers of the Company and their ages as of February 20, 1998 are set forth below:

                    Name        Age                  Position
       Arthur H. Bruno           64   Chairman of the Board and Chief Executive
                                      Officer
       Jerome J. Burke           57   President and Chief Operating Officer
       Randall I. Bambrough      42   Chief Financial Officer, Vice President of
                                      Finance and Administration and Secretary
       Prasad Raje               32   Chief Technical Officer, Vice President of
                                      Engineering

Arthur H. Bruno

     Mr. Bruno served as the Company's Chairman of the Board since October 1993, as Chief Executive Officer from October 1993 through April 1997 and from November 1997 to the present, and as President from October 1993 through April 1997. From February 1996 to the present he has served as the Chairman of the Board and as a director of Ashlar, a privately-held maker of computer-aided design software. From 1991 to 1993, he was Chairman of the Board and Chief Executive Officer of White Pine Software Inc., a desktop connectivity company. From 1989 to 1991, he was the Chairman of the Board and Chief Executive Officer of Wellsley Medical Management Corporation, a primary care medical service provider. From 1986 to 1989, he was the Chairman of the Board and Chief Executive Officer of Visual Technology Incorporated, the predecessor to White Pine Software Inc. Mr. Bruno has served as a director of White Pine Software, Inc. since February 1994 and is also a director of several privately held companies.

Jerome J. Burke

     Mr. Burke joined the Company in December 1993 and has served as President and Chief Operating Officer from November 1997 to the present. He served as the Company's Executive Vice President from December 1993 to November 1997. From 1988 through November 1993, Mr. Burke was Executive Vice President of Sales and Marketing of White Pine Software Inc. and its predecessor, Visual Technology Incorporated.

Randall I. Bambrough

     Mr. Bambrough joined the Company in June 1992 and was named to his current positions in August 1995. From October 1990 until joining the Company, Mr. Bambrough was a self-employed financial consultant. Prior to that time, Mr. Bambrough was employed by Daisy Systems, Inc., an electronic design automation software company, and Iomega Corporation, a disk drive manufacturer, in various financial management positions.

Prasad Raje

     Dr. Raje joined the Company in May 1997 and was appointed to the position of Vice President of Engineering and Chief Technical Officer. Prior to joining the Company, Dr. Raje was an engineering manager with Hewlett-Packard Company from 1995 to 1997 and a member of the technical staff from 1991 to 1995. Dr. Raje was a founder of Internet Information Systems, one of the early web-site development companies in 1994 and has served as its President from that date through the present. Dr. Raje received his Ph.D. and MS degree, both in Electrical Engineering, from Stanford University.
                                      21.

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

ITEM 2.       PROPERTIES

         The Company's headquarters, including its executive offices and corporate administration, development, manufacturing, marketing, sales and technical services/support facilities, are located in Santa Clara, California with an aggregate of approximately 21,400 square feet of floor space. The Company occupies this facility under a lease, the term of which expires in October 2000. The Company also occupies an additional 5,200 square feet of floor space that is located in El Dorado Hills, California. This facility is under a lease, the term of which expires in the year 2000. In addition, the Company rents office space for sales and customer support offices in Florida, Illinois, Pennsylvania, the United Kingdom and the Netherlands. The Company believes its existing facilities will be adequate to meet its requirements for the foreseeable future.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any pending or threatened litigation against the Company that could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable.
                                      22.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock (Nasdaq symbol "CSTL") began trading on the Nasdaq National Market on December 20, 1995. Listed below are the high and low sale prices on the Nasdaq National Market for the periods indicated. Such quotations do not include retail markups, markdowns or commissions.

FISCAL 1996                     HIGH                 LOW
     First Quarter             $9-1/4                $7
     Second Quarter            $9-3/4              $7-1/4
     Third Quarter               $8                $6-1/2
     Fourth Quarter            $6-7/8              $5-1/4

FISCAL 1997                     HIGH                 LOW
     First Quarter             $8-1/2              $5-1/4
     Second Quarter            $6-3/4              $3-7/8
     Third Quarter             $5-1/16             $3-1/2
     Fourth Quarter            $6-1/4              $1-5/8

         As of December 31, 1997, there were 124 holders of record of the Company's Common Stock, which does not include those who held in street or nominee name. On February 20, 1998, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $3 per share.

Dividend Policy

         The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends for the foreseeable future.

Use of Proceeds from Registered Securities

         On December 19, 1995, the Company's registration statement on Form SB-2 (Registration No. 33-99628-LA-) became effective. The offering commenced on the same date and terminated upon the sale of the securities offered for sale. The managing underwriters for the offering were Unterberg Harris and RvR Securities Corp. One million one hundred fifty thousand shares of no par common stock, with an aggregate value of $8.1 million, were registered and sold on behalf of the Company. Expenses incurred for the Company's account in connection with the offering included $564,000 in underwriting discounts and commissions, $15,000 in underwriters' expenses and $609,000 in other expenses. The payments were made to persons who were not officers, directors and owners of 10% or more of any class of equity securities of the Company or affiliates. Net proceeds to the Company after deducting the expenses identified above were $6.9 million. Since the effective date of the registration statement, the Company has utilized all $6.9 million of the net proceeds for the following purposes, $1.5 million to repay indebtedness, $1.0 million for technology and other capital asset acquisitions, $1.4 million for higher levels of research and development, and $3.0 million to expand sales and marketing activities worldwide. The payments were made to persons who were not officers, directors and owners of 10% or more of any class of equity securities of the Company or affiliates.
                                      23.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial information has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. Information with respect to the three years ended December 31, 1996, 1995 and 1994 has been restated to account for Ibex as a purchase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restatement of Financial Results" and Notes 3 and 13 to the Consolidated Financial Statements thereto included elsewhere in this Report.

                                                              Fiscal Years ended December 31,
                                         -------------------------------------------------------------------------
                                            1997            1996           1995           1994            1993
                                         ------------ --------------  -------------  -------------  --------------
                                                         (in thousands, except per share amounts)
INCOME STATEMENT DATA:
  Net Sales                              $25,343         $29,461        $25,082        $19,486         $17,787

  Gross Profit                           $13,507         $14,468        $11,511         $7,983          $6,441
  Gross Profit as a % of Net Sales            53%             49%            46%            41%             36%

  Net Income/(Loss)                      ($6,895)         $5,724         $2,024          ($378)       ($4,795)
  Net Income/(Loss) as a % of Net Sales      (27%)            19%             8%            (2%)          (27%)


  Net Income/(Loss) per share - diluted   ($1.54)          $1.45          $0.78        ($0.16)        ($12.11)


BALANCE SHEET DATA:
  Cash and Cash Equivalents               $6,204          $8,161         $7,268           $907          $1,882
  Working Capital                         10,816          13,163          8,912            884           (765)
  Total Assets                            18,926          27,303         14,728          7,124           8,623
  Long-term Liabilities                       52              --             75            354           2,261
  Stockholders Equity                     14,855          21,616          9,289          1,355         (1,264)


         Net income for 1997 and 1993 included net charges for restructuring and other non-recurring items of $6.1 million and $615,000, respectively, and a net benefit of $2.5 million in 1996. For detailed information on these transactions see "Management's Discussion and Analysis of Financial Condition and Results of Operations Restatement of Financial Results - Restructuring and Other Charges and Amortization of Intangible Assets" and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. Excluding the restructuring and other items referenced above, net income (loss) and net income
(loss) per share on a diluted basis would have been has follows:

                                                    Fiscal Years ended December 31,
                               ---------------------------------------------------------------------------
                                   1997            1996           1995           1994            1993
                               -------------  --------------  -------------  -------------  --------------
                                                (in thousands, except per share amounts)
  Net Income/(Loss)
     excluding
     restructuring and
     non-recurring items           ($829)        $3,215         $2,024           ($378)      ($4,180)

  Net Income/(Loss) per
     share, diluted,
     excluding
     restructuring and
     non-recurring items          ($0.19)         $0.82          $0.78         ($0.16)       ($10.56)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Castelle's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in the section entitled "Business - Risk Factors." All information with respect to 1996 and 1995 has been restated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restatement of Financial Results" and Notes 3 and 13 of the Consolidated Financial Statements thereto included elsewhere in this Report.

Results of Operations

         Overview

                  During the last six months of 1997, the Company experienced a decrease in net sales and units shipped, particularly for its print server products, some of which was attributable to a component shortage experienced in the fourth quarter of 1997 and business conditions in Asia. This overall decline in demand and the resulting losses, coupled with intense competition throughout the industry, lead to the Company's decision to implement a restructuring of its operations intended to improve the Company's competitiveness and restore its profitability.

         Net Sales

                  Net sales decreased 14% to $25.3 million in 1997 from $29.5 million in 1996. The decline of $4.2 million in net sales resulted primarily from lower sales of the Company's print server products, specifically in Japan due to increased local competition, price erosion and a component shortage in the fourth quarter of 1997 which impacted the ability of the Company to fill orders for print servers and increased local competition in Europe. Print server product sales declined 25% to $10.7 million in 1997 from $14.2 million during 1996, approximately $800,000 of the shortfall is attributed to the component shortage.

                  In 1996 net sales increased 18% to $29.5 million from $25.1 million in 1995. This increase was principally due to an increase in sales of the FaxPress product line, principally the FaxPress 2000 and FaxPress 3000, and increased demand for print servers in Japan.

                  International sales were $11.9 million, $15.5 million and $13.0 million in 1997, 1996 and 1995, respectively, representing 47%, 53% and 52%, respectively, of net sales in 1997, 1996 and 1995. Lower international sales in 1997 was the result of a combination of a reduction in demand for the Company's products in Asia, the component shortage identified above and increased local competition in Europe.
         Although all of the Company's international sales to date have been denominated in U.S. dollars, such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.
                                      25.

         Cost of Sales

                  Cost of sales includes cost of materials, including components, manuals, diskettes, packaging materials, assembly and shipping, as well as certain royalties. Cost of sales also includes compensation costs and overhead related to the Company's manufacturing operations and warranty expenses. Cost of sales were $11.8 million, $15.0 million and $13.6 million in 1997, 1996 and 1995, respectively, and represented 47%, 51% and 54% of net sales for those years. Most significantly, cost of sales has decreased as a percentage of net sales each year resulting in improving gross margins. The decrease in cost of sales as a percentage of net sales is primarily attributable to changes in product mix resulting in a higher proportion of net sales derived from higher margin fax server products. Further, in 1997, sales of products acquired from Ibex, principally software, helped to favorably impact gross margins. This improvement was somewhat offset by unfavorable overhead absorption, due to lower volumes.

         Research & Development

                  Research and product development expenses were $3.1 million, $2.4 million and $2.0 million in 1997, 1996 and 1995, respectively, and represented 12%, 8% and 8% of net sales for those periods. Most of the Company's product development efforts during these periods were focused on fax-related products, although much of the resultant technology has application to the further development of the Company's print server products. A significant percentage of the Company's research and product development expenses are related to software development. The increase in research and development expenses in 1997 was mainly due to the integration of Ibex development efforts. The Company anticipates that the absolute dollar amount of research and product development expense will decrease slightly in 1998. However, the Company continues to be committed to the development of highly competitive new products and services through the efficient utilization of its engineering resources.

         Sales & Marketing

                  Sales and marketing expenses were $9.2 million, $7.4 million and $5.6 million for 1997, 1996 and 1995, respectively, and represented 36%, 25% and 23% of net sales for those periods. Sales and marketing expenses increased in 1997 compared to 1996 due to the integration of the Ibex sales organization and an increase in the number of sales and marketing personnel. However, during the third quarter of 1997 the Company determined that it was not receiving an appropriate return in improved sales for the investment made. As a result, the Company reorganized the sales and marketing activities, streamlining operations and reducing staff.

                  In 1996, the growth of sales and marketing expenses compared with similar expenses in 1995 was due to increases in the number of sales and marketing personnel, additional sales and advertising promotional expenses and facilities-related expenses needed to address sales opportunities and support customers using the Company's products.

         General & Administrative

                  General and administrative expenses were $2.3 million, $1.6 million and $1.4 million for 1997, 1996 and 1995, respectively, or 9%, 5% and 6% of net sales for those periods. The increase in 1997 expenses over 1996 expenses was due to increased utilization of professional services and incorporating Ibex-related expenses. As a result of the Company's restructuring, it anticipates that the absolute dollar amount of general and administrative expense will decrease slightly in 1998.

         Restructuring and Other Charges and Amortization of Intangible Assets

                  In the third quarter of 1997, the Company restructured its operations to streamline activities and focus on key products to reduce ongoing costs. As a result, the Company recorded a $1.2 million charge to account for implementing and completing the restructuring plan. This was in addition to a charge of $5.0 million associated with the write-off of the Ibex goodwill and related intangibles. The total restructuring charge of $6.2 million included relocation of the Company's European office, exit from certain lines of business, a workforce reduction, the write-off of certain assets relating to Ibex and other estimated restructuring costs. In addition, charges of $574,000 were related to the amortization of intangible assets and goodwill associated with the Company's acquisition of Ibex. See
         "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Financial Results" for further details concerning the Ibex asset write-off.
                                      26.

                  In the fourth quarter of 1996, a total of $1.2 million in other charges was booked due to a $1.1 million write-off of Ibex's in-process research and development, and $96,000 of amortization for the intangible assets and goodwill associated with the Company's acquisition of Ibex in November 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restatement of Financial Results" for further details.

         Interest Income/(Expense), net

                  Net interest income was $288,000 in 1997, down from $340,000 in 1996, due to a decrease in cash balances as a result of the loss incurred in 1997. In 1995, net interest expense was $296,000 due to the interest expense associated with the Company's outstanding debt prior to the Company's initial public offering in December 1995. Cash generated from the public offering was used to retire the Company's outstanding debt during 1995.

         Provision/Benefit from Taxes

                  The Company  recorded a net benefit  from income taxes in 1997 and 1996 of $732,000 and $3.5 million, respectively. These amounts reflect the recognition of various deductible deferred assets, including prior years' net operating loss carry forwards, business tax credits and various temporary accounting differences. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the Company's provision for income taxes.

Liquidity and Capital Resources

         Since its inception in 1987, Castelle has funded its operations primarily through the issuance of capital stock and the assumption of bank debt. As of December 31, 1997, the Company had $6.2 million of cash and cash equivalents, down from $8.2 million for the same period in 1996. Working capital decreased to $10.8 million at December 31, 1997 from $13.2 million at December 31, 1996. The decrease in cash, cash equivalents and working capital is primarily due to the operating loss incurred in 1997.

         The Company has a $3.0 million secured revolving line of credit with a bank, which expires in July 1998, pursuant to which the Company may borrow 100% against pledges of cash at the bank's prime rate (8.50% at December 31, 1997). Borrowings under this line of credit agreements are collateralized by all of the assets of the Company. Under the terms of the loan agreement, the Company is restricted from loaning money or assets or entering into any mergers or acquisitions where the total consideration exceeds $15,000,000, without the bank's consent. The Company is in compliance with the terms of the agreement, and at December 31, 1997 has no borrowings under the line of credit.

         In December 1997, as a source of capital asset financing, the Company entered into a loan and security agreement with a finance company for an amount up to $288,000. As of December 31, 1997, the Company had drawn $146,000 against this amount. The loan is subject to an interest rate of 10.11%, is repayable by December 2000 and is collateralized by a certificate of deposit of $125,000.
                                      27.

         As of December 31, 1997, net accounts receivable were $3.3 million, down from $5.8 million for the same period in 1996. The reduction in accounts receivable is mainly attributed to lower sales in the fourth quarter of 1997 and to a lesser degree, an improvement in days sales outstanding ("DSO"). In 1997 the average DSO improved 14% to 55, from 64 at the end of 1996.

         Net inventories as of December 31, 1997 were $3.8 million, up from $2.8 million in 1996. The increase was primarily the result of lower actual unit shipments than forecasted coupled with a component shortage that caused work-in-process and other raw material levels to increase. The aforementioned factors can also be seen in the lower level of inventory turnover in 1997 compared to 1996. Inventory turnover for the year-ended 1997 was 2.8, down from
5.1 in 1996. The components causing the shortage again became available in sufficient quantities in the first quarter of 1998.

         In connection with the purchase of the ACD system and an upgrade to the Company's internal network infrastructure, Castelle acquired additional capital equipment of $732,000 in 1997. Capital equipment spending in 1996 and 1995 were, $364,000 and $195,000, respectively.

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

Restatement of Financial Results

         Following discussions with the Securities and Exchange Commission ("SEC"), the Company has restated prior reported financial results for the first three quarters of 1997 and for 1996, 1995 and 1994 to reflect a change in the method of accounting for the acquisition of Ibex in November 1996 from pooling-of-interests accounting to purchase accounting. The SEC has advised the Company that in its view the acquisition did not qualify as a pooling-of-interests for technical reasons and must be accounted for as a purchase. This conclusion was reached following initial questions raised by the SEC after a review of the Company's financial statements in the fourth quarter of 1997 and extensive subsequent discussions between the Company and the SEC which continued through February 1998. Due to the SEC's conclusions, the Company has now restated its financial statements for the years 1994, 1995 and 1996 as a whole and for the first three quarters of 1997 to account for the November 1996 Ibex acquisition using the purchase method of accounting as follows:



                                                                                                            First
                                  Prior Years                          Three Quarters Of 1997                Nine
                     ----------------------------------------  -----------------------------------------    Months
                         1994           1995         1996        1st Qtr        2nd Qtr       3rd Qtr       Of 1997
                     -------------  ------------  -----------  ------------   ------------  ------------  ------------
                                                     (in thousands, except per share amounts)
 Net Sales:
    As reported          $ 22,194      $ 28,173     $ 32,725       $ 6,419        $ 7,002       $ 6,597      $ 20,018

    As restated          $ 19,486      $ 25,082     $ 29,461       $ 6,419        $ 7,002       $ 6,597      $ 20,018

 Net Income (loss):
    As reported           $ (166)       $ 2,083      $ 5,643         $ 367           $ 74     $ (1,490)     $ (1,049)

    As restated           $ (378)       $ 2,024      $ 5,724          $ 80        $ (213)     $ (5,832)     $ (5,965)

 Net Income (loss) per share:
    As reported          $ (0.17)        $ 0.59       $ 1.20        $ 0.08         $ 0.02      $ (0.33)      $ (0.24)

    As restated          $ (0.16)        $ 0.78       $ 1.45        $ 0.02       $ (0.05)      $ (1.30)      $ (1.34)

                                       28.

         In connection with the restatement of the Ibex acquisition using purchase accounting instead of pooling-of-interests accounting, the Company recorded in the fourth quarter of 1996 net tangible assets and identified intangible assets acquired from Ibex at their fair market value at that time of $142,000 and $2.7 million, respectively, and recorded goodwill in the amount of $3.0 million. In addition, a charge of $1.1 million was taken in the same quarter to reflect a write-off of Ibex's in-process research and development. A charge of $1.4 million relating to the acquisition costs of Ibex, originally booked in the fourth quarter of 1996, was reversed and included as part of the purchase price. Net sales for 1996, with related expenses and income, were reduced to reflect only one month of Ibex revenues rather than the 12 months previously recorded. 1994 and 1995 net sales, with related income and expenses, for Ibex were removed. Amortization charges with respect to the assets and goodwill acquired from Ibex were recorded in December 1996 and the first and second quarters of 1997, resulting in decreases in the net income previously reported in the amounts of $96,000, $287,000 and $287,000, respectively. Subsequently, the balance of the goodwill, $2.6 million, and the remaining value of intangible assets, $2.4 million, were entirely written off during the third quarter of 1997. This was done when the Company suffered significant losses on its current Ibex products due to increasing competition from Internet-based applications and determined that the primary product under development by Ibex was not economically feasible. As a result, a restructuring charge previously taken in the third quarter of 1997 was increased from $1.2 million to $6.2 million. Further, as a result of the restructuring write-off for the Ibex intangible assets and goodwill, the Company booked a benefit from taxes of $732,000 in the third quarter of 1997.

         Because the intangible assets and goodwill recorded in connection with the Ibex acquisition as restated were entirely written-off by the end of the third quarter of 1997, the restatement had no impact on the financial results for the fourth quarter of 1997 and will not have any impact on the Company's financial results for 1998 or subsequent years. Furthermore, the restatement had no impact on cash or cash equivalent balances during the previous reporting periods nor will it have any impact on cash flow for future periods.

Year 2000 Issue

         The Company is in the process of conducting a comprehensive review of its computer systems to identify those that could be adversely affected by the Year 2000 issue and is developing an implementation plan to resolve any problem. The Year 2000 issue refers to the inability of many computer systems to process accurately dates later than December 31, 1999. Date codes in many programs are abbreviated to allow only two digits for the year, e.g. "98" for the year 1998. Unless these programs are modified to handle the century date change, they will likely interpret the year "00", that is, the year 2000, as the year 1900. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems as well as in computer systems of third parties with whom the Company does business worldwide, including banks and credit processing entities, factories and others. The Company presently believes that, with modifications to existing software and conversions to new software that the Company plans to implement over the next year, the Year 2000 issue will not pose significant operational problems for the Company's own computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 issue may have a material adverse impact on the operations of the Company. In addition, the Company cannot give assurance the third parties with whom it does business will address any Year 2000 issues in their own systems on a timely basis. Their failure to do so could also have a material adverse impact on the Company.
                                      29.

         The Company has completed a comprehensive review of its products, both firmware and software, to insure that they are Year 2000 compliant. This was done to insure that the Company's products are free of any Year 2000 issues discussed above. The Company believes that the more recent versions of its products are Year 2000 compliant, meaning that users of its products should not experience performance difficulties as a result of the need to process dates later than December 31, 1999. In order to avoid difficulties, users will need to install the versions of the Company's software which are Year 2000 compliant. For example, FaxPress systems require a software and firmware release of at least version 3.7.3 and InfoPress requires that at least version 2.0 be installed for compliance with Year 2000 requirements. The Company provides upgrade kits to allow customers to install these versions. The Company's products work in conjunction with network operating systems such as Novell NetWare and Microsoft Windows 95/NT, and while these products appear to be Year 2000 compliant, the Company does not accept responsibility for Year 2000 compliance of any network operating system. If modifications and upgrades to these network operating systems are not completed timely, the Year 2000 issue may have a material adverse impact on the Company's business, operating results and financial condition.



ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Company and the report of the Company's independent accountants are included in Item 14:

                  Report of Coopers & Lybrand LLP, Independent Accountants Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended
                    December 31,  1997,  1996 and 1995
                  Consolidated  Statement of Shareholders'  Equity for the years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
                  Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain  information with respect to executive officers is set forth in
Part I of this Report. Additional information required by this Item is incorporated herein by reference to the sections entitled "Directors" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" of the Proxy Statement related to the Company's 1998 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the sections entitled "Executive Compensation" and "Certain Transactions" of the Company's Definitive Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" of the Company's Definitive Proxy Statement.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Financial Statements
                                                                       Page in
                                                                      Form 10-K
                                                                      ---------
    Report of Independent Accountants.................................... F-1
    Consolidated Balance Sheets as of December 31, 1997 and 1996......... F-2
    Consolidated  Statements  of  Operations  for the years ended
     December 31, 1997, 1996 and 1995.................................... F-3
    Consolidated  Statement of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.............................. F-4
    Consolidated  Statements  of Cash  Flows for the years  ended
     December 31, 1997, 1996 and 1995.................................... F-5
    Notes to Consolidated Financial Statements........................... F-6



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

  10.8(2) Distribution Agreement dated February 26, 1990, by and between the Registrant and Ingram Micro D Inc.
  10.9(2) Distributor Contract dated June 25, 1991, as amended June 25, 1991, by and between the Registrant and Tech Data Corporation.
  10.10(2) Distribution Agreement dated March 26, 1992, as amended March 26, 1992, by and between the Registrant and Merisel, Inc.
  10.11(2) Distributor Agreement dated October 1, 1990, by and between the Registrant and Vitek.
  10.12(2) International Distributor Agreement dated February 24, 1994, by and between the Registrant and Macnica.
  10.13(2) International Distributor Agreement dated July 13, 1992, by and between the Registrant and Azlan Ltd.
  10.14(3)* 1988 Equity Incentive Plan, as amended.
  10.15(3)  Warrant for Common Stock issued to RvR Securities Corp.
  10.16(4)* Form  of  Executive  Severance  and  Transition  Benefits  Agreement
            between the Company and Messrs. R. Prasad, P. Raje, R. Singh and Ms.
            S. Anand.
  10.17(4) Form of Executive Severance and Transition Benefits Agreement between the Company and Messrs. R. Bambrough and J. Burke.
  10.18* Letter from the Company to Roy Prasad dated November 12, 1997 concerning modification of severance terms (reference is made to page E-1).
  11.1 Computation of Net Income (Loss) Per Share. Reference is made to page F-22 of the Notes to Consolidated Financial Statements.
  24.1      Consent of Coopers & Lybrand LLP (reference is made to page E-2).
  25.1      Power of Attorney.  Reference is made to the signature  page.  (page
            34)
  27.1      Financial data schedule (reference is made to page E-3).

(c)  No reports on Form 8-K were filed for the quarter ended December 31, 1997.

     ------------------
     (1) Filed as an exhibit to the Company's Form 8-K dated August 22, 1996 and incorporated herein by reference.
     (2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 33-99628-LA-) or amendments thereto and incorporated herein by reference.
     (3) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year-ended December 31, 1996 and incorporated herein by reference.
     (4) Filed as an exhibit to the Company's Form 10-Q for the period ended September 26, 1997 and incorporated herein by reference.
     * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

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


                                                                  March 13, 1998

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

         Signature                                Title                                Date


    /s/ ARTHUR H. BRUNO     Chairman of the Board, Chief Executive Officer,    March 13, 1998
    -------------------     President and Director (principal executive
      Arthur H. Bruno       officer)


 /s/ RANDALL I. BAMBROUGH   Chief Financial Officer, Vice President, Finance   March 13, 1998
 ------------------------   and Administration and Secretary (principal
  Randall I. Bambrough      financial and accounting officer)


   /s/ JOHN FREIDENRICH     Director                                           March 13, 1998
   --------------------
    John Freidenrich


     /s/ ALAN KESSMAN       Director                                           March 13, 1998
     ----------------
       Alan Kessman

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Castelle:

We have audited the accompanying consolidated balance sheets of Castelle and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Castelle and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 3, the Company has restated the financial statements to reflect the acquisition of Ibex as a purchase transaction. Previously issued financial statements reflected that acquisition as a pooling of interests transaction.




COOPERS & LYBRAND L.L.P.

San Jose, California
February 6, 1998

                            CASTELLE AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                      -----

                                                                                              December 31,
                                                                                     -------------------------------
                                  ASSETS                                                 1997               1996
                                                                                     -------------     -------------

Current assets:
   Cash and cash equivalents                                                          $    6,204        $    8,161
   Restricted cash                                                                           125
   Accounts receivable, net of allowance for doubtful accounts of $490
       in 1997 and $467 in 1996                                                            3,273             5,783
   Inventories                                                                             3,786             2,841
   Prepaid expenses and other current assets                                                 573               626
   Deferred income taxes                                                                     874             1,439
                                                                                      -----------       -----------

           Total current assets                                                           14,835            18,850

Property and equipment, net                                                                  938               593
Goodwill, net                                                                                                2,955
Other, net                                                                                    93             2,777
Deferred income taxes                                                                      3,060             2,128
                                                                                      -----------       -----------

              Total assets                                                            $   18,926        $   27,303
                                                                                      ===========       ===========


                               LIABILITIES

Current liabilities:
   Long-term debt, current portion                                                    $       87
   Accounts payable                                                                        1,312        $    1,862
   Accrued liabilities                                                                     2,620             3,825
                                                                                      -----------       -----------

           Total current liabilities                                                       4,019             5,687

Other long-term liabilities                                                                   52
                                                                                      -----------       -----------

           Total liabilities                                                               4,071             5,687
                                                                                      -----------       -----------

Commitments (Note 5)

                          SHAREHOLDERS' EQUITY

Preferred stock, no par value:
   Authorized:  2,000 shares in 1997 and 1996
   Issued and outstanding:  none in 1997 and 1996                                              -                 -

Common stock, no par value:
   Authorized:  25,000 shares
   Issued and outstanding: 4,490 shares in 1997 and 4,420 shares in 1996                  28,955            28,843

Notes receivable for purchase of common stock                                              (274)             (296)
Accumulated deficit                                                                     (13,826)           (6,931)
                                                                                      -----------       -----------

           Total shareholders' equity                                                     14,855            21,616
                                                                                      -----------       -----------

              Total liabilities and shareholders' equity                              $   18,926        $   27,303
                                                                                      ===========       ===========



          The accompanying notes are an integral part of these consolidated financial statements.
                                       F-2

                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                      -----






                                                                        Years Ended December 31,
                                                                --------------------------------------
                                                                   1997         1996           1995
                                                                -----------  -----------   -----------

Net sales                                                       $   25,343   $   29,461    $   25,082

Cost of sales                                                       11,836       14,993        13,571
                                                                -----------  -----------   -----------

        Gross profit                                                13,507       14,468        11,511
                                                                -----------  -----------   -----------

Operating expenses:

   Research and development                                          3,141        2,357         2,018

   Sales and marketing                                               9,180        7,357         5,641

   General and administrative                                        2,296        1,566         1,405

   Amortization of intangible assets                                   574           96

   Restructuring and other charges                                   6,224        1,079
                                                                -----------  -----------   -----------

                                                                    21,415       12,455         9,064
                                                                -----------  -----------   -----------

           Operating  income (loss)                                 (7,908)       2,013         2,447

Interest income (expense), net                                         288          340          (296)

Other income (expense), net                                             (7)        (157)          (53)
                                                                -----------  -----------   -----------

         Income (loss) before (benefit from) provision
            for income taxes                                        (7,627)       2,196         2,098

(Benefit from) provision for income taxes                             (732)      (3,528)           74
                                                                -----------  -----------   -----------

              Net income (loss)                                 $   (6,895)   $   5,724    $    2,024
                                                                ===========  ===========   ===========

Net income (loss) per common share - basic                      $    (1.54)   $    1.55    $     2.73
                                                                ===========  ===========   ===========

Shares used in per share calculation - basic                         4,470        3,701           742
                                                                ===========  ===========   ===========

Net income (loss) per common share - diluted                    $    (1.54)  $     1.45    $     0.78
                                                                ===========  ===========   ===========

Shares used in per share calculation - diluted                       4,470        3,942         2,599
                                                                ===========  ===========   ===========

          The accompanying notes are an integral part of these consolidated financial statements.

                            CASTELLE AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                      -----


                                                                                       Notes
                                                                                     Receivable
                                                                                        for
                                           Preferred Stock       Common Stock       Purchase of
                                       --------------------   -------------------    Common       Accumulated
                                         Shares      Amount    Shares    Amount       Stock         Deficit        Total
                                       --------   ---------   -------  ----------    -------       ---------     ---------

Balances, January 1, 1995, as
    previously reported                 22,349     $15,860     1,228       $ 660     $ (130)      $ (14,428)      $ 1,962
    Adjustment for change in
      accounting for Ibex transaction
     (Note 3)                                                   (788)       (356)                      (251)         (607)
                                       --------   ---------   -------  ----------    -------       ---------     ---------

Balances, January 1, 1995, as           22,349      15,860       440         304       (130)        (14,679)        1,355
    restated
   Issuance of common stock through:
      Exercise of stock options                                    2           1                                        1
      Exercise of purchase rights                                 52         263       (263)
      Initial public offering, net
        of issuance costs                                      1,000       5,886                                    5,886
      Exercise of warrants                                         7           7                                        7
      Conversion of preferred shares   (22,349)    (15,860)    1,970      15,860
   Other                                                                      17                                       17
   Repurchase of common stock                                    (15)        (15)        14                            (1)
   Net income                                                                                         2,024         2,024
                                       --------   ---------   -------  ----------    -------       ---------     ---------

Balances, December 31, 1995                  -           -     3,456      22,323       (379)        (12,655)        9,289
   Issuance of common stock through:
      Exercise of stock options                                   23          10                                       10
      Exercise of underwriter's
        overallotment option                                     150         976                                      976
   Issuance of common stock in
       connection with acquisition                               791       5,535                                    5,535
   Repurchase of common stock                                                 (1)                                      (1)
   Repayment of notes receivable                                                          83                           83
   Net income                                                                                         5,724         5,724
                                       --------   ---------   -------  ----------    --------      ---------     ---------

Balances, December 31, 1996                  -           -     4,420      28,843        (296)        (6,931)       21,616
   Issuance of common stock through
       exercise of stock options                                  70         112                                      112
   Repayment of notes receivable                                                          22                           22
   Net loss                                                                                          (6,895)       (6,895)
                                       --------   ---------   -------  ----------    --------      ---------     ---------

Balances, December 31, 1997                  -    $      -     4,490   $  28,955     $ (274)       $(13,826)     $ 14,855
                                       ========   =========   =======  ==========    ========      =========     =========

          The accompanying notes are an integral part of these consolidated financial statements.
                                       F-4

                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                      -----

                                                                                     Year Ended December 31,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             ----------   ----------   -----------

Cash flows from operating activities:
   Net income  (loss)                                                        $  (6,895)   $   5,724    $    2,024
   Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
      Depreciation and amortization                                                967          346           594
      Purchased in-process research and development                                           1,079
      Write-off of goodwill and other intangible assets                          5,074
      Provision for doubtful accounts and sales returns                            220          (11)           75
      Provision for excess and obsolete inventory                                  412           29           323
      Changes in assets and liabilities:
        Accounts receivable                                                      2,289       (2,280)       (1,039)
        Inventories                                                             (1,357)         795        (1,225)
        Prepaid expenses and other current assets                                   53          (19)         (174)
        Accounts payable                                                          (550)        (876)        1,626
        Accrued liabilities and other long-term liabilities                     (1,205)         311           800
        Deferred income taxes                                                     (367)      (3,567)
                                                                             ----------   ----------   -----------

           Net cash (used in) provided by operating activities                  (1,359)       1,531         3,004
                                                                             ----------   ----------   -----------

Cash flows from investing activities:
   Acquisition of property and equipment                                          (732)        (364)         (195)
   Cash portion of Ibex acquisition, net of cash acquired                                    (1,159)
   (Increase) decrease in other assets                                             (14)          41           (24)
                                                                             ----------   ----------   -----------

           Net cash used in investing activities                                  (746)      (1,482)         (219)
                                                                             ----------   ----------   -----------

Cash flows from financing activities:
   (Increase) decrease in restricted cash                                         (125)                       426
   Proceeds from notes payable                                                     146
   Repayment of notes payable                                                       (7)        (193)       (1,123)
   Proceeds from bank borrowings                                                                           18,933
   Repayment of bank borrowings                                                                           (20,509)
   Principal payments on capitalized leases                                                     (31)          (44)
   Proceeds from collection of note receivable for stock                            22           83
   Proceeds from issuance of common stock and warrants, net of
       repurchases                                                                 112          985         5,893
                                                                             ----------   ----------   -----------

           Net cash provided by financing activities                               148          844         3,576
                                                                             ----------   ----------   -----------

Net (decrease) increase in cash and cash equivalents                            (1,957)         893         6,361

Cash and cash equivalents, beginning of period                                   8,161        7,268           907
                                                                             ----------   ----------   -----------

Cash and cash equivalents, end of period                                     $   6,204    $   8,161    $    7,268
                                                                             ==========   ==========   ===========

Supplemental information:
   Cash paid during the period for:
      Interest                                                               $       3    $       6    $      217
      Income taxes                                                           $     123    $      86    $       57
   Noncash investing and financing activities:
      Issuance of common stock in exchange for notes receivable                                        $      263
      Repurchase of common stock in exchange for notes receivable                                      $       14
      Issuance of common stock on conversion of preferred stock                                        $   15,860
      Conversion of preferred stock to common stock in connection
         with merger                                                                      $     300
      Issuance of common stock for acquisition of Ibex                                    $   5,535

          The accompanying notes are an integral part of these consolidated financial statements.

                            CASTELLE AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      -----




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


 2.    Summary of Significant Accounting Policies:

         Basis of Consolidation:

         The consolidated financial statements include the accounts of Castelle and its wholly owned subsidiaries in the United States and the Netherlands. All intercompany balances and transactions have been eliminated.

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

         Financial Instruments:

         Cash equivalents consist of highly liquid investments with original or remaining maturities at the date of purchase of three months or less.

         Amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates.


                                    Continued
                                      F-6

                            CASTELLE AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                      -----

 2.    Summary of Significant Accounting Policies, continued:

         Financial Instruments, continued:

         Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of cash, notes receivable and trade accounts receivable. The Company maintains its cash balances at a variety of financial institutions and has not experienced any losses relating to any of its money market funds or bank deposits.

         Restricted Cash:

         The Company considers cash equivalents used to collateralize loans to be restricted. At December 31, 1997, long term restricted cash consists of a 30 day certificate of deposit which is used to collateralize one of the Company's notes.

         Certain Risks and Concentrations:

         Ongoing customer credit evaluations are performed by the Company, and collateral is not required. The Company maintains allowances for potential returns and credit losses, and such returns and losses have generally been within management's expectations. Three customers accounted for 67% of accounts receivable at December 31, 1997 and three customers accounted for 54% of accounts receivable at December 31, 1996.

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

                                   Continued

         Property and Equipment:

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Amortization of leasehold improvements is provided on a straight-line basis over the life of the related asset or the lease term, if shorter. Gains and losses upon asset disposal are taken into income in the year of disposition.

         Software Production Costs:

         Costs related to the conceptual formulation and design of software products are expensed as research and development while costs incurred subsequent to establishing technological feasibility of software products are capitalized until general release of the product. Generally, technological feasibility is established upon completion of a working model. No significant costs subsequent to such point have been incurred, and all such costs have been expensed.

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

         Advertising Costs:

         Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $2,471,000, $2,304,000 and $914,000 in 1997, 1996 and 1995, respectively.

         Foreign Currency Translation:

         The functional currency of the Company's foreign subsidiary is the U.S. dollar. Foreign currency gains and losses, which have not been material, are reported in the statement of operations.

                                   Continued

         Net Income (Loss) Per Share:

         The Company has adopted Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings per Share," which supersedes APB Opinion No. 15 (APB No. 15), "Earnings per Share," and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. For the year ended December 31, 1997, the effects of the exercise of outstanding stock options were excluded from the calculation of diluted EPS because their effect was antidilutive.

         Restructuring:

         In the quarter ended September 26, 1997, the Company announced and began to implement a restructuring plan. The Company recorded a $1,150,000 restructuring charge to account for the estimated costs of implementing and completing the restructuring plan. Such charge was in addition to the write-off of the Ibex goodwill and related intangibles as discussed in Note 3. These costs consist of $402,000 to exit from certain lines of business, $343,000 for the relocation of the Company's European office, $340,000 for estimated employee termination costs associated with reductions in the workforce, and $65,000 for other estimated restructuring costs. As of December 31, 1997, the Company had completed most of its restructuring plan with actual costs incurred of $981,000. The remaining balance of $169,000 will be used to complete the relocation of the Company's European office.

         Recent Accounting Pronouncements:

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting
         Comprehensive Income". This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments or contributions by shareholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

                                   Continued

         In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

         In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is evaluating the requirements of SOP 97-2 and the effects, if any on the Company's current revenue recognition policies.

                                   Continued
                                      F-10

 3. Acquisition of Ibex Technologies, Restatement and Related Charges:

      In November 1996, the Company acquired Ibex Technologies, Inc. (Ibex), a company which designed, developed and marketed fax-on-demand, fax-gateway, and fax broadcast applications. The Company issued 790,617 shares of its common stock in exchange for all of the outstanding common stock of Ibex and accounted for the transaction as a pooling of interests. In connection with the acquisition of Ibex by the Company, the holders of Ibex preferred stock negotiated a concession with other Ibex shareholders to receive registration rights which were preferential to other Ibex shareholders. Upon discussion with the staff of the Securities and Exchange Commission, the Company has agreed that these preferential registration rights were not consistent with the requirements for a pooling of interests. Accordingly, the Company has agreed to restate its previously issued financial statements to reflect the acquisition of Ibex using the purchase method of accounting. The effect of changing the accounting for the Ibex transaction on previously reported net income was to increase net income in 1996 by $81,000 and to decrease net income in 1995 by $59,000. The effect on previously reported diluted net income per share, which also reflects a reduction in the weighted average number of shares outstanding each year, was an increase in net income per share of $0.25 in 1996 and $0.19 in 1995. See Note 13 for discussion of the restatement of the fiscal quarters in 1997.

      The total purchase price of Ibex, consisting of stock valued at $5,534,000 (based on the closing price at the closing date) plus direct costs incurred of $1,430,000, was allocated to the net tangible and identified intangible assets of Ibex, and to in-process research and development in the amounts of $142,000, $2,739,000, and $1,079,000, respectively. The identified intangible assets, consisting primarily of the fair value of current technologies, customer lists, and the workforce, are being amortized on a straight line basis over 5 years. The excess of the purchase price plus direct costs incurred over the fair value of the assets acquired was approximately $3,004,000 and has been recorded as goodwill, which was being amortized on a straight line basis over 5 years. The amount of the purchase price allocated to in-process research and development relates to products for which technological feasibility had not been established and for which there was no alternative future use. Accordingly, the in-process research and development was written off at the date of the acquisition and included as restructuring and other charges on the accompanying statement of operations.

                                   Continued
                                      F-11

3. Acquisition of Ibex Technologies, Restatement and Related Charges, continued:

      In 1997 Ibex suffered significant losses on its current products due to increasing competition from internet based applications and determined that its primary product under development was not economically feasible. As a result, management has determined that the value assigned to goodwill and other intangible assets is not currently recoverable and has therefore written off such assets. The expense incurred in 1997, included as part of the restructuring and other charges, was $5,073,000, which amount was net of amortization recorded in 1997 of $574,000.


 4. Balance Sheet Detail (in thousands):

         Inventories:

                                                            December 31,
                                                     -------------------------
                                                         1997          1996
                                                     -----------   -----------
Raw material                                         $    1,544    $      878
Work in process                                             486           212
Finished goods                                            1,756         1,751
                                                     -----------   -----------

                                                     $    3,786    $    2,841
                                                     ===========   ===========

         Property and Equipment:

                                                            December 31,
                                                     -------------------------
                                                         1997          1996
                                                     -----------   -----------

Production, test and demonstration equipment         $      746    $      637
Computer equipment                                        2,740         2,185
Office equipment                                            361           315
Leasehold improvements                                      127           109
                                                     -----------   -----------

                                                          3,974         3,246
Less accumulated depreciation and amortization           (3,036)       (2,653)
                                                     -----------   -----------

                                                     $      938    $      593
                                                     ===========   ===========


                                   Continued
                                      F-12

         Equipment acquired under capital leases included in property and equipment above consist of:

                                                    December 31,
                                               ---------------------
                                                 1997         1996
                                               ---------   ---------
Equipment                                      $    151    $    151
Less accumulated amortization                      (151)       (151)
                                               ---------   ---------

                                               $      -    $      -
                                               =========   =========

         Accrued Liabilities:

                                                 December 31,
                                          --------------------------
                                              1997         1996
                                          ------------  ------------
Accrued compensation                      $       870   $       893
Accrued sales and marketing                       444           743
Accrued professional fees                         126            58
Deferred revenue                                  252           239
Accrued income tax                                234           427
Accrued acquisition costs                                       292
Other                                             694         1,173
                                          ------------  ------------

                                          $     2,620   $     3,825
                                          ============  ============




                                   Continued
                                      F-13

 5.   Commitments:

      The Company leases its facilities under a noncancelable operating lease that expires in October 2000. The Company is responsible for certain maintenance costs, taxes and insurance under the lease. Future minimum payments under noncancelable operating leases are as follows (in thousands):

              1998                              $       300
              1999                                      310
              2000                                      268
                                                ------------
                                                $       878
                                                ============


     Rent expense, including the facility lease and equipment rental, was $332,000, $374,000 and $367,000 for 1997, 1996 and 1995, respectively.

 6.   Bank Borrowings:

      The Company has a $3.0 million revolving line of credit with a bank which expires in July 1998, pursuant to which the Company may borrow 100% against pledges of cash at the bank's prime rate (8.50% at December 31, 1997). Borrowings under this line of credit agreement are collateralized by all assets of the Company. Under the terms of the loan agreement, the Company is restricted from loaning money or assets or entering any mergers or acquisitions where the total annual consideration exceeds $15,000,000 without the bank's approval. The Company was in compliance with the terms of the agreement at December 31, 1997, and at that date had no borrowings under the line of credit.


 7.   Long-Term Debt:

      In December 1997, the Company entered into a loan and security agreement with a finance company for amounts up to $288,000. As of December 31, 1997, the Company had drawn $146,000 against this agreement. The amounts borrowed are subject to interest of 10.11%, are repayable by December 2000, and are collateralized by a certificate of deposit of $125,000.



                                   Continued

      At December 31, 1997, future minimum payments are as follows (in thousands):

                  Years Ending December 31,

                  1998                             $     87
                  1999                                   25
                  2000                                   27
                                                   ---------

                                                   $    139
                                                   =========


 8.   Common Stock:

      In connection with the sale of common stock to two executives (152,815 shares at $0.20 per share in October 1994 and 52,500 shares at $5.00 per share in April 1995), the Company has the right to repurchase the 205,315 shares at cost in the event of termination of service. These rights lapse ratably through 1999. At December 31, 1997, 23,000 shares were subject to the Company's repurchase right.

         Non-Employee Directors' Stock Option Plan:

         In November 1995, the Company's Board of Directors adopted the 1995 Non-Employee Directors' Stock Option Plan (Directors Plan). As of December 31, 1997, 120,000 shares of the Company's common stock have been reserved for issuance under the Directors Plan and activity under the Plan is as follows (in thousands):

                                                                                  Weighted
                                                                                   Average
                                       Number          Exercise                   Exercise
                                      of Shares         Price          Total        Price
                                     ------------   ---------------  ----------   -------------
Balances, January 1, 1996
   Options granted                           10         $8.00        $      80       $8.00
   Options canceled                          (3)        $8.00              (24)      $8.00
                                     ------------                    ----------   -------------

Balances, December 31, 1996                   7         $8.00               56       $8.00
   Options granted                            6         $6.12               37       $6.12
   Options canceled                          (3)     $6.12-$8.00           (21)      $7.00
                                     ------------                    ----------   -------------

Balances, December 31, 1997                  10      $6.12-$8.00     $      72       $7.20
                                     ============                    ==========   =============

          At December 31, 1997 and 1996, 7,000 and 3,000 options, respectively, were exercisable. At December 31, 1997 and 1996, 110,000 and 113,000 options, respectively, were available for grant under this plan.

                                    Continued
                                      F-15

         1988 Incentive Stock Plan:

         Under the 1988 Incentive Stock Plan (1988 Plan), the Board of Directors may grant either the right to purchase shares or options to purchase shares of the Company's common stock at prices not less than the fair market value at the date of grant for incentive stock options and 85% of the fair market value for non-qualified options and purchase rights. Options granted under the 1988 Plan generally become exercisable, and the Company's right to repurchase shares issued and sold pursuant to stock purchase rights lapses, at a rate of one-quarter of the shares under option or purchased under stock purchase rights at the end of the first year and thereafter ratably over the next three years and generally expire seven years from the date of grant. As of December 31, 1997, there were no stock purchase rights outstanding, and no shares purchased pursuant to stock purchase rights were subject to repurchase by the Company.

         Option activity under the 1988 Plan was as follows (in thousands):

                                                                                  Weighted
                                                                                   Average
                                       Number         Exercise                     Exercise
                                      of Shares        Price           Total        Price
                                      ----------   ---------------  -----------  ------------

Balances, January 1, 1995                   100     $.20-$25.00     $       43      $0.43
   Options granted                          184      $.20-$6.00            844      $4.58
   Options canceled                         (20)    $.20-$25.00            (29)     $1.45
   Options exercised                         (2)    $.20-$18.00             (1)     $0.57
                                      ----------                    -----------

Balances, December 31, 1995                 262      $.20-$6.00            857      $3.26
   Options granted                          197     $0.96-$7.75          1,075      $5.46
   Options canceled                         (65)     $.20-$7.75           (426)     $6.54
   Options exercised                         (9)     $.20-$1.55            (10)     $1.24
                                      ----------                    -----------

Balances, December 31, 1996                 387     $0.20-$7.75          1,496      $3.87
   Options granted                        1,184     $4.50-$5.75          5,476      $4.62
   Options canceled                        (112)    $0.20-$6.88         (5,677)     $5.09
   Options exercised                        (70)    $0.20-$5.00           (112)     $1.59
                                      ----------                    -----------

Balances, December 31, 1997               1,389     $0.20-$7.75     $    6,293      $4.53
                                      ==========                    ===========

          At  December  31,  1997,  1996 and 1995,  694,000,  119,000 and 37,000
          options outstanding, respectively, were exercisable.

                                   Continued
                                      F-16

         Stock Option Plans:

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Non-Employee Directors' Stock Option Plan or the 1988 Incentive Stock Plan.

         Had compensation cost for these Plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for 1997, 1996 and 1995 would have been reduced to the pro forma amounts indicated below (in thousands):


                                                              1997          1996          1995
                                                          -----------   -----------   -----------
Net income - as reported                                  $  (6,895)    $    5,724    $    2,024
                                                          ===========   ===========   ===========
Net income - pro forma                                    $  (8,093)    $    5,586    $    1,935
                                                          ===========   ===========   ===========
Net income per share - basic - as reported                $   (1.54)    $     1.55    $     2.73
                                                          ===========   ===========   ===========
Net income per share - basic - pro forma                  $   (1.81)    $     1.51    $     2.67
                                                          ===========   ===========   ===========
Net income per share - diluted - as reported              $   (1.54)    $     1.45    $     0.78
                                                          ===========   ===========   ===========
Net income per share - diluted - pro forma                $   (1.81)    $     1.42    $     0.76
                                                          ===========   ===========   ===========

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions for 1997, 1996 and 1995:

                                                1997                1996                1995
                                         ------------------  ------------------  ------------------

Risk-free interest rate                     4.88%-5.30%         5.38%-6.75%         5.38%-6.75%
Expected life                                5.6 years            3 years             3 years
Expected dividends                               -                   -                   -
Volatility                                     100%                 60%                 60%



                                   Continued

         The options outstanding and currently exercisable by exercise price at December 31, 1997 are as follows (in thousands, except years and per share data):



                                                                          Options  Currently
                    Options Outstanding                                      Exercisable
-------------------------------------------------------------------    -------------------------
                                           Weighted
                                            Average      Weighted                     Weighted
                                           Remaining     Average                      Average
       Exercise          Number           Contractual    Exercise         Number       Exercise
        Price            Outstanding         Life         Price        Exercisable      Price
-----------------------  --------------  -------------  -----------    -----------  ------------
        $0.20                      71      3.3 years       $0.20               62       $0.20
        $1.55                       5      1.7 years       $1.55                5       $1.55
    $3.41 - $5.75               1,215      3.9 years       $4.63              586       $4.61
    $6.00 - $8.00                 107      5.3 years       $6.68               48       $6.75
                           -----------                                  ----------

     $0.20-$8.00                1,398      4.0 years       $4.55              701       $4.34
                           ===========                                  ==========

          The weighted average fair value of options granted in 1997, 1996 and 1995 was $3.78, $3.41 and $1.98 per share, respectively.
          Warrants:

          The Company has outstanding fully exercisable warrants at December 31, 1997 as follows (in thousands except per share data):

                                   Stock Under      Exercise      Number
         Expiration Date           Warrant          Price        of Shares
         ---------------------    ---------------   -----------  ------------

         December 2000            Common              $8.40          100
         March 2000               Common              $1.00          133
         March 1999               Common              $3.00           15

          The warrant holders have certain demand and registration rights as specified in the warrant agreement. No warrants were exercised during 1997 and 1996. During 1995, 7,000 warrants were exercised.


                                   Continued

         Note Receivable:

         At December 31, 1997, the Company held notes receivable of $274,000, which bear interest between 6.3% and 7.05% per annum, from two executive officers or directors, issued in connection with the purchase of common stock under restricted stock purchase agreements. The principal and accrued interest on these notes are due at various dates from October 1999 through September 2000.


 9.   Income Taxes:

          The Company's (benefit from) provision for income taxes consists of the following (in thousands):

                                              Year Ended December 31,
                                        -------------------------------------
                                            1997          1996          1995
                                        ------------  ------------  ---------
          Current:
            Federal                     $         -   $       793   $     56
            State                                             130         18
            Foreign                                            20
                                        ------------  ------------  ---------
                                                  -           943         74
                                        ------------  ------------  ---------
          Deferred:
            Federal                            (732)       (4,062)
            State                                            (409)
                                        ------------  ------------  ---------
                                               (732)       (4,471)         -
                                        ------------  ------------  ---------

                                        $      (732)  $    (3,528)  $     74
                                        ============  ============  =========



                                   Continued
                                      F-19

          The Company's tax (benefit) provision differs from the (benefit) provision computed using statutory income tax rates as follows (in thousands):


                                                                       1997          1996         1995
                                                                   ------------  -----------   ---------
Federal tax (benefit) at statutory rate                             $   (2,975)   $     778    $    713
Permanent difference due to non-deductible expenses                      1,586          228          12
State taxes, net of federal benefit                                       (91)          251          98
Utilization of net operating loss carryforwards                                     (1,829)       (823)
Change in valuation allowance                                              834      (2,519)
General business credits                                                  (86)        (123)
Other                                                                                 (314)          74
                                                                   ------------  -----------   ---------

                                                                   $     (732)   $  (3,528)    $     74
                                                                   ------------  -----------   ---------


          The components of the net deferred tax assets and liabilities are as follows (in thousands):

                                                      December  31,
                                                -------------------------
                                                    1997          1996
                                                -----------   -----------

Inventory allowances and adjustments            $      158    $      327
Accounts receivable allowances                         475           483
Other liabilities and allowances                       428           622
State income taxes                                                     7
Net operating loss carryforwards                     2,680         1,829
Ibex intangible assets                                              (732)
Tax credit carryforwards                             1,027           899
Depreciation                                                         132
Valuation allowance                                   (834)
                                                -----------   -----------
        Total deferred tax assets               $    3,934    $    3,567
                                                ===========   ===========

          Due to the uncertainty of realizing the tax benefit of the Company's 1997 net operating loss carryforward, the Company has placed a valuation reserve against this deferred tax asset balance.


                                   Continued

      At December 31, 1997, the Company had net operating loss carryforwards of approximately $7,700,000 and $1,100,000 available to offset future federal and California taxable income, respectively. These loss carryforwards expire from 2003 through 2013.

      The Tax Reform Act of 1986 substantially changed the rules relative to net operating loss carryforwards in the event of an "ownership change" of a corporation. Future changes in ownership may result in limitations on the annual utilization of net operating loss carryforwards.

      The Company's income before provision for income taxes is substantially all from domestic operations.

10.   Retirement Plan:

      The Company has a voluntary 401(k) plan covering substantially all employees. The plan provides for employer contributions at the discretion of the Board of Directors. In 1997, 1996 and 1995, the Company made no contributions to the plan.


11.   Major Customers and Segment Information:

      The Company operates in one industry segment and develops, markets and supports network enhancement products.

          The Company's export revenues, denominated in U.S. dollars, are summarized as follows (in thousands):

                                         Years Ended December 31,
                                 -------------------------------------------
                                     1997           1996            1995
                                 -------------  -------------   ------------
      Europe                     $      3,000   $      4,800    $     4,700
      Pacific Rim                       8,900         10,700          8,300
                                 -------------  -------------   ------------

                                 $     11,900   $     15,500    $    13,000
                                 =============  =============   ============


                                   Continued
                                      F-21

      Customers that individually accounted for greater than 10% of net sales are as follows (in thousands):

                                              Years Ended December 31,
                ----------------------------------------------------------------------------------------
Customer                    1997                          1996                          1995
                -----------   --------------  -----------   --------------  ------------  --------------
                Amount         Percentage     Amount         Percentage     Amount         Percentage
                -----------   --------------  -----------   --------------  ------------  --------------
A               $    2,604         10%        $    3,833         13%        $     2,761        11%
B                    3,629         14%             4,419         15%              4,514        18%
C                    8,147         32%             9,711         33%              7,300        29%

12. Computation of Net (Loss) Income per Share:

      Basic and diluted earnings per share are calculated as follows for 1997, 1996 and 1995 (in thousands except per share amounts):


                                                    1997           1996           1995
                                                ------------   -------------  -------------
Basic:

   Weighted average shares                            4,470           3,701            742
                                                ============   =============  =============

   Net (loss) income                            $    (6,895)   $      5,724   $      2,024
                                                ============   =============  =============

   Net (loss) income per share                       $(1.54)          $1.55          $2.73
                                                ============   =============  =============

Diluted:

   Weighted average shares                            4,470           3,701            742

   Common equivalent shares from stock options                          241            133


   Assumed conversion of preferred stock                                             1,724
                                                ------------   -------------  -------------

   Shares used in per share calculation               4,470           3,942          2,599
                                                ============   =============  =============

   Net (loss) income                            $    (6,895)   $      5,724   $      2,024
                                                ============   =============  =============

   Net (loss) income per share                       $(1.54)          $1.45          $0.78
                                                ============   =============  =============

          The calculation of diluted shares outstanding for 1997 excludes 1,408,000 stock options as their effect was antidilutive in the period.


                                   Continued

13. Restatement of Fiscal 1997 Quarters (unaudited):

      The financial information as of and for the following fiscal quarters has been restated to reflect the acquisition of Ibex as a purchase transaction (in thousands, except per share data):


                                   March 28,     June 27,  September 26,
                                      1997         1997         1997
                                   ----------   ----------  ------------
                                                (unaudited)
Total assets:
   As reported                     $   23,635   $  23,081   $   22,381
   As restated                     $   28,264   $  27,423   $   22,381

Total liabilities:
   As reported                     $    6,475   $   5,791   $    6,590
   As restated                     $    6,475   $   5,791   $    6,590

Total shareholders' equity:
   As reported                     $   17,160   $  17,290   $   15,791
   As restated                     $   21,789   $  21,632   $   15,791

Net sales:
   As reported                     $    6,419   $   7,002   $    6,597
   As restated                     $    6,419   $   7,002   $    6,597

Income (loss) before (benefit)
  provision for income taxes:
   As reported                     $      611   $     124   $   (1,490)
   As restated                     $      324   $    (163)  $   (6,564)

Net income (loss):
   As reported                     $      367   $      74   $   (1,490)
   As restated                     $       80   $    (213)  $   (5,832)

Net income (loss) per shares
  (diluted basis):
   As reported                          $0.08       $0.02       ($0.33)
   As restated                          $0.02      ($0.05)      ($1.30)

Shares used in per share calculations
  (diluted basis):
   As reported                          4,628       4,628        4,476
   As restated                          4,628       4,461        4,476

                                   Continued

                        REPORT OF INDEPENDENT ACCOUNTANTS



Our report on the consolidated financial statements of Castelle and subsidiaries is included at page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included at page F-25 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.

San Jose, California
February 6, 1998

                                                                   SCHEDULE II

                            CASTELLE AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                              Additions
                                                 Balance at   Charged to                Balance at
                                                  Beginning   Costs and                  End of
                                                  of Period   Expenses    Deduction      Period
                                                 ------------ ---------- ------------ -------------

Year Ended December 31, 1995:
   Deducted from asset accounts:
   Allowance for doubtful accounts                $     428   $      75    $      74    $    429
   Allowance for excess and obsolete inventory    $     503   $     733    $     458    $    778


Year Ended December 31, 1996:
   Deducted from asset accounts:
   Allowance for doubtful accounts                 $    429   $     149   $      111    $    467
   Allowance for excess and obsolete inventory     $    778   $     443   $      414    $    807



Year Ended December 31, 1997:
   Deducted from asset accounts:
   Allowance for doubtful accounts                 $    467   $     107   $       84    $    490
   Allowance for excess and obsolete inventory     $    807   $     301   $      713    $    395




                               INDEX TO EXHIBITS
  Exhibits
  Number    Description
  --------  --------------------------------------------------------------------
  10.18     Letter  from the  Company  to Roy Prasad  dated  November  12,  1997 concerning  modification  of severance  terms  (reference is made to page E-1).
  11.1      Computation  of Net Income  (Loss) Per Share.  Reference  is made to page F-22 of the Notes to Consolidated Financial Statements.
  24.1      Consent of Coopers & Lybrand LLP (reference is made to page E-2).
  25.1      Power of Attorney.  Reference is made to the signature  page.  (page
            34)
  27.1      Financial data schedule (reference is made to page E-3).

                                                                   Exhibit 10.18
November 12, 1997


Mr. Roy Prasad
15768 Kavin Lane
Los Gatos, CA
95030

Dear Roy:

This letter will confirm that you have resigned your employment with Castelle (the "Company") and your position as a Director of the Company effective this date November 14, 1997 (the "Effective Date"). Pursuant to the Executive Severance and Transition Benefits Agreement entered into between you and the Company on September 22, 1997 (the "Benefits Agreement"), you are entitled to severance benefits pursuant to Section 2.1 of the Benefits Agreement. Such benefits are conditioned upon your execution of an effective Employee Agreement and Release, as required by Section 3.2 of the Benefits Agreement.

As of the Effective Date, you hold two options to purchase shares of the Company's common stock. The first option (the "First Option") is an incentive stock option granted to you on August 18, 1997 at an exercise price of $4.50 per share. A total of 22,222 shares have vested under the First Option as of the Effective Date. The second option (the "Second Option") is a nonstatutory stock option granted to you on August 18, 1997 at an exercise price of $4.50 per share. A total of 37,671 shares have vested under the Second Option as of the Effective Date. You may exercise the First Option and/or the Second Option with respect to the vested shares set forth above at any time prior to date the option terminates (the "Termination Date"). Notwithstanding the provisions of
Section 5 of your option agreements evidencing the First Option and the Second Option, the Termination Date shall be the later of: (i) [twelve (12)] months from the Effective Date or (ii) thirty (30) days after the date on which you would incur no liability under Section 16 of the Securities Exchange Act of 1934 resulting from the exercise of your option(s). The vested portions of the First Option and Second Option will terminate and cease to remain outstanding to the extent not exercised prior to the Termination Date. However, as a result of the foregoing amendment to your First Option, such option will no longer be treated as an incentive stock option for tax purposes.

In addition, should a transaction involving Network Technology PLC occur within twelve (12) months following the Effective Date, and should such transaction constitute a Change in Control (as defined in Section 5.2 of the Benefits Agreement) then the unvested portions of the First Option and Second Option will accelerate and become immediately exercisable for all such unvested option shares. This will provide you with the benefits under Section 2.2 of the Benefits Agreement as if you had remained employed by the Company through the date of such Change in Control.

You acknowledge that, except as otherwise modified herein, you will remain bound by all of the terms, conditions and limitations of your option agreements and the Company's 1988 Stock Option Plan to which your options are subject.

If you are in agreement with the terms of this letter, please sign and date both copies that are enclosed and return one copy to me. Please also sign and date the enclosed copies of the Employee Agreement and Release and return one copy to me.

Sincerely,


/s/ Arthur Bruno
--------------------------
ARTHUR BRUNO




Accepted and Agreed as of the 13th day of November, 1997

/s/ Roy Prasad
--------------------------
Roy Prasad




enclosures

                                                                    Exhibit 24.1



                      CONSENT OF COOPERS & LYBRAND L.L.P.,
                             INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statement of Castelle and subsidiaries on Form S-8 (File No. 333-06083) of our reports dated February 6, 1998, on our audits of the consolidated financial statements and financial statement schedule of Castelle and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which reports are included in this Annual Report on Form 10-K.


COOPERS & LYBRAND L.L.P.


San Jose, California
March 13, 1998