Form 10-Q
period 1998-04-03
CASTELLE \CA\
filed 1998-05-15
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1998

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of Common Stock outstanding as of May 14, 1998 was 4,611,119.

                                    CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                          PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets                                     2

           Consolidated Statements of Income                               3

           Consolidated Statements of Cash Flows                           4

           Notes to Consolidated Financial Statements                      5


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                              12

  Item 2.  Changes in Securities                                          12

  Item 3.  Defaults Upon Senior Securities                                12

  Item 4.  Submission of Matters to a Vote of Security Holders            12

  Item 5.  Other Information                                              12

  Item 6.  Exhibits and Reports on Form 8-K                               12

           Signatures                                                     13

           Exhibit 27.1 - Financial Data Schedule                        E-1

                         PART I - FINANCIAL INFORMATION

Except for the historical information contained herein, the following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document, as well as those discussed in the Company's Form SB-2 filed November 17, 1995, as amended, and Form 10-K for the year-ended December 31, 1997.

ITEM 1.    FINANCIAL STATEMENTS

                            CASTELLE AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                             April 3, 1998     December 31, 1997
                                              (unaudited)          (audited)
                                           ----------------   ------------------
Assets:
     Cash and cash equivalents                    $  6,848           $  6,204
     Restricted cash                                   125                125
     Accounts receivable, net of allowance
        for doubtful accounts of $485 in 1998
        and $490 in 1997                             3,981              3,273
     Inventories, net                                2,714              3,786
     Prepaid expense and other current assets          650                573
     Deferred income taxes                             874                874
                                           ----------------   ------------------
        Total current assets                        15,192             14,835
   Property, plant & equipment, net                    855                938
   Other non-current assets, net                       111                 93
   Deferred income taxes                             3,060              3,060
                                           ----------------   ------------------
        Total assets                               $19,218            $18,926
                                           ================   ==================

Liabilities & Shareholders' Equity:
   Current liabilities:
     Long-term debt, current                    $       87         $       87
     Accounts payable                                1,120              1,312
     Accrued liabilities                             2,794              2,620
                                           ----------------   ------------------
        Total current liabilities                    4,001              4,019
   Other long-term liabilities                         173                 52
                                           ----------------   ------------------
        Total liabilities                            4,174              4,071
                                           ----------------   ------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding:
          4,493 and 4,490 respectively              28,961             28,955
     Note receivable for purchase of
       common stock                                   (274)              (274)
     Accumulated deficit                           (13,643)           (13,826)
                                           ----------------   ------------------
        Total shareholders' equity                  15,044             14,855
                                           ----------------   ------------------
        Total liabilities &                        $19,218            $18,926
        shareholders' equity               ================   ==================


The accompanying notes are an integral part of these consolidated financial statements.



                            CASTELLE AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                 First Fiscal Quarter
                                                  Three months ended
                                         ......................................
                                            April 3, 1998      March 28, 1997
                                         ------------------  ------------------

   Net sales                                    $ 6,601             $ 6,419
   Cost of sales                                  3,101               2,578
                                         ------------------  ------------------
       Gross profit                               3,500               3,841
                                         ------------------  ------------------

   Operating expenses:
       Research and development                     650                 830
       Sales and marketing                        2,132               2,031
       General and administrative                   479                 429
       Amortization of intangible assets             --                 287
                                         ------------------  ------------------
          Total operating expense                 3,261               3,577
                                         ------------------  ------------------
   Income from operations                           239                 264

       Interest income, net                          57                  89
       Other income/(expense), net                    8                 (29)
                                         ------------------  ------------------
   Income before provision for income               304                 324
        taxes
       Provision for income taxes                   121                 244
                                         ------------------  ------------------
   Net Income                                    $  183             $    80
                                         ==================  ==================

   Earning per share:
      Net income per common share - basic        $ 0.04              $ 0.02

      Shares used in per share calculation        4,493               4,425
         - basic

      Net income per common share -diluted       $ 0.04              $ 0.02

      Shares used in per share calculation        4,639               4,628
         - diluted

The accompanying notes are an integral part of these consolidated financial statements.



                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                  First Fiscal Quarter
                                                   Three months ended
                                         ......................................
                                            April 3, 1998      March 28, 1997
                                         ------------------  ------------------
 Cash flows from operating activities:
   Net Income                                  $    183           $      80
   Adjustment to reconcile net income to
       net cash provided by operating
       activities:
     Depreciation and amortization                  127                 359
     Provision for doubtful accounts
       and sales returns                             81                  --
     Provision for excess and obsolete
        inventory                                    35                  --
     Changes in assets and liabilities:
       Accounts receivable                         (789)                366
       Inventories                                1,037                (882)
       Prepaid expenses and other
         current assets                             (95)               (161)
       Accounts payable                            (192)              1,277
       Accrued liabilities and other
         long-term liabilities                      174                (491)
                                         ------------------  ------------------
         Net cash provided by
          operating activities                      561                 548
                                         ------------------  ------------------

 Cash flows from investing activities:
                                         ------------------  ------------------
   Acquisition of property and equipment            (44)               (117)
                                         ------------------  ------------------

 Cash flows from financing activities:
   Proceeds from notes payable                      142                  --
   Repayment of notes payable                       (21)                 --
   Proceeds from issuance of
     common stock and warrants,
     net of repurchases                               6                  93
                                         ------------------  ------------------
         Net cash provided by
         financing activities                       127                  93
                                         ------------------  ------------------

 Net increase in cash and cash equivalents          644                 524
 Cash and cash equivalents at beginning
   of period                                      6,204               8,161
                                         ------------------  ------------------
 Cash and cash equivalents at end of
   period                                       $ 6,848             $ 8,685
                                         ==================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

                            CASTELLE AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements include the accounts of Castelle and its wholly owned subsidiaries in the United States and the Netherlands, and have been prepared in accordance with generally accepted accounting principles. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. The result of operations for the interim period presented is not necessarily indicative of the results for the year ending December 31, 1998. Because all of the disclosures required by generally accepted accounting principles are not included in the accompanying consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the fiscal year-ended December 31, 1997.

2.   Net Income Per Share

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

     Basic and diluted earnings per share are calculated as follows for first quarters of 1998 and 1997:

                                                           (in thousands,
                                                     except per share amounts)
                                                    ..........................
                                                     April 3,        March 28,
                                                       1998            1997
                                                    -----------     ----------
Basic:
   Weighted average common shares outstanding           4,493          4,425
                                                    ===========     ==========
   Net income                                          $  183        $    80
                                                    ===========     ==========
   Net income per common share - basic                 $ 0.04         $ 0.02
                                                    ===========     ==========

Diluted:
   Weighted average common shares outstanding           4,493          4,425
   Common equivalent shares from stock options            146            203
                                                    -----------     ----------
   Shares used in per share calculation - diluted       4,639          4,628
                                                    ===========     ==========
   Net income                                          $  183        $    80
                                                    ===========     ==========
   Net income per common share - diluted               $ 0.04         $ 0.02
                                                    ===========     ==========

3.   Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventory details are as follows:

                                                  (in thousands)
                                         ..............................
                                            April 3,       December 31,
                                              1998             1997
                                         --------------  --------------
     Raw material                         $     1,050     $     1,544
     Work in process                               71             486
     Finished goods                             1,593           1,756
                                         --------------  --------------
                  Total Inventory         $     2,714     $     3,786
                                         ==============  ==============

4.   Revenue Recognition:

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


5.   Segments Disclosure:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 - "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). Although the Company adopted SFAS 131 beginning January 1, 1998, Castelle has elected not to report segment information in interim financial statements in the first year of application consistent with the provisions of the statement.


6.   Comprehensive Income:

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company, as there is no comprehensive income to report.


7.   Software Revenue:

     In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, "Software Revenue Recognition," and is effective for the Company beginning in fiscal 1998. The Company has recognized revenue for the first quarter of 1998 in accordance with this new SOP. Based on its reading and interpretation of SOP 97-2, the Company believes it is currently in compliance with the final standard. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could be material to the Company's revenue and earnings.

8.   Subsequent Events:

     In April 1998, the Company completed its acquisition of the Object-Fax NT product line, a facsimile software application designed for LAN's, WAN's and Internet-based networks, from Tolvusamskipti HF, an Icelandic corporation, in exchange for $300,000 in cash and 100,000 shares of
     Castelle common stock and the right to receive the number of additional shares of Castelle common stock on the date six months after the acquisition necessary to make the fair market value of the common stock received in the transaction not less than $500,000 (the "Acquisition"). In connection with the Acquisition, Castelle also entered into asset acquisition agreements with Traffic USA, Inc. and Traffic Software USA, Inc. in which Castelle acquired fixed assets and intellectual property rights associated with the marketing, sales, distribution and support of the Object-Fax NT software. In exchange for these assets Castelle paid $135,000 and agreed to pay a royalty on sales of the Object-Fax NT software, neither to exceed $75,000 nor to be paid beyond 24 months after the Acquisition. Additionally, Castelle entered into consulting and non-competition agreements with key employees of Traffic USA, Inc. and Traffic Software USA, Inc. The Acquisition is being accounted for as a purchase of assets and is valued at approximately $1.1 million including acquisition-related expenses. A portion of the purchase price will be allocated to in-process research and development, and accordingly the Company will record a one-time charge against earnings in the second quarter of 1998 estimated to be in the range of between $600,000 to $900,000 upon completion of a purchase price valuation report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's Form SB-2 filed November 17, 1995, as amended, and Form 10-K for the year-ended December 31, 1997.

        Consolidated Statements of Income - As a Percentage of Net Sales

                                                  FIRST FISCAL QUARTER
                                                   THREE MONTHS ENDED
                                         ......................................
                                            April 3, 1998      March 28, 1997
                                         ------------------  ------------------

   Net sales                                       100%                100%
   Cost of sales                                    47%                 40%
                                         ------------------  ------------------
       Gross profit                                 53%                 60%
                                         ------------------  ------------------

   Operating expenses:
       Research and development                     10%                 13%
       Sales and marketing                          32%                 32%
       General and administrative                    7%                  7%
       Amortization of intangible assets             --                  4%
                                         ------------------  ------------------
          Total operating expense                   49%                 56%
                                         ------------------  ------------------
   Income from operations                            4%                  4%

       Interest income, net                          1%                  1%
       Other income/(expense), net                   0%                  0%
                                         ------------------  ------------------
   Income before provision for income
        taxes                                        5%                  5%
       Provision for income taxes                    2%                  4%
                                         ------------------  ------------------
   Net Income                                        3%                  1%
                                         ==================  ==================

Results of Operations

     Net Sales

              Net sales for the first quarter 1998 grew to $6.6 million from $6.4 for the same period in 1997. The growth in net sales was the result of higher service and warranty revenues and a 26% increase in fax server product sales, this was partially off-set by lower sales of the Company's fax-on-demand and print server products.

              International sales were $2.8 million and $3.1 million in the first quarter of 1998 and 1997, respectively, representing 42% and 48%, respectively, of total net sales. This 10% decline in international sales was mainly the result of reduced demand for the Company's products in Asia.

     Gross Profit

              Gross profit of 53% for the first quarter of fiscal 1998 decreased compared to gross profit of 60% for the same period in 1997. The decrease in gross profit is primarily attributable to unfavorable manufacturing variances, a decline in sales of fax-on-demand software which have historically enjoyed high gross profit margins and lower gross profit in print server products in Asia.

     Research & Development

              Research and product development expenses declined 22% to $650,000 or 10% of net sales for the first quarter 1998 as compared to $830,000 or 13% of net sales for the same period in 1997. This reduction is the result of lower personnel-related expenses.

     Sales & Marketing

              Sales and marketing expenses were $2.1 million or 32% of net sales for the first quarter of 1998, as compared to $2.0 million or 32% of net sales for the same period in 1997.

     General & Administrative

              General and administrative expenses were $479,000 or 7% of net sales for the first quarter of 1997, as compared to $429,000 or 7% of net sales for the same period in 1997. The increase is primarily due to higher legal expenses.

     Interest & Other income/expense, net

              Interest and other income/expenses, net, comprised income of $65,000 or 1% of net sales for the first quarter of 1998, as compared to income of $60,000 or 1% of net sales for the same period in 1997.


Liquidity and Capital Resources

         Since its inception in 1987, Castelle has funded its operations primarily through the sale of capital stock and bank debt. As of April 3, 1998, the Company had $6.8 million of cash and cash equivalents, up from $6.2 million at December 31, 1997. Working capital increased to $11.2 million at April 3, 1998 from $10.8 million at December 31, 1997. The increase in cash, cash equivalents and working capital is primarily due to cash derived from net income and a reduction in inventory on hand, partially off-set by increased accounts receivable associated with the higher revenues in the first quarter of 1998.

         The Company has a $3.0 million secured revolving line of credit with a bank, which expires in July 1998, and at April 3, 1998 had no borrowings under the line of credit.

         In December 1997, as a source of capital asset financing, the Company entered into a loan and security agreement with a finance company, which allowed loans to the Company of up to $288,000. As of April 3, 1998, the Company had drawn down the entire $288,000. The loan is repayable by December 2000 and is collateralized by a certificate of deposit of $125,000, which is classified as restricted cash on the Company's balance sheet.

         As of April 3, 1998, net accounts receivable were $4.0 million, up from $3.3 million at December 31, 1997. The increase in accounts receivable is attributed to higher sales in the first quarter of 1998, partially off-set by an improvement in days sales outstanding from 55 at the end of 1997 to 54 days at April 3, 1998.

         Net inventories as of April 3, 1998 were $2.7 million, down from $3.8 million at December 31, 1997. The decrease was the result of increased unit shipments, which significantly improved the level of inventory turnover in the quarter compared to the end of 1997.

         The Company had not made any material capital commitments during the first quarter ended April 3, 1998.

         Although the Company believes that its existing capital resources, anticipated cash flows from operations and available lines of credit will be sufficient to meet its capital requirements at least through the next 12 months, the Company may be required to seek additional equity or debt financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's existing and new products and the pace of technological change in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all.

         Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.


Subsequent Events - Acquisition

         In April 1998, the Company announced and completed its acquisition of the Object-Fax NT product line from Tolvusamskipti HF, an Icelandic corporation. The purchase, valued at approximately $1.1 million, included the exchange of $300,000 in cash and 100,000 shares of Castelle common stock, as well as, entering into various agreements in support of the acquisition. A portion of the purchase price will be allocated to in-process research and development, and accordingly the Company will record a one-time charge against earnings in the second quarter of 1998 estimated to be in the range of between $600,000 to $900,000 upon completion of a purchase price valuation report. See "Notes to Consolidated Financial Statements - Note 8" thereto included elsewhere in this Report.


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

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         None.


ITEM 2.    CHANGES IN SECURITIES

         None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         The Company held an Annual Meeting of Shareholders on April 29, 1998.

         The shareholders elected the Board's nominees as directors by the votes indicated:

             Nominee                        Votes in Favor      Votes Withheld
               Arthur H. Bruno                3,500,377             39,010
               John Freidenrich               3,501,405             37,982
               Robert Hambrecht               3,501,405             37,982
               Alan Kessman                   3,501,405             37,982

         The Company's 1988 Incentive Stock Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 981,935 and to add provisions with respect to Section 162(m) of the Internal Revenue Code of 1986, as amended, was approved with 2,654,084 votes in favor, 95,905 against, 3,350 abstentions and 786,048 broker non-votes.

         The selection of Coopers & Lybrand LLP as the Company's independent auditors was ratified with 3,537,122 votes in favor, 1,115 against and 1,150 abstentions.


ITEM 5.    OTHER INFORMATION

         None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a)   Exhibits:

                           27.1  Financial Data Schedule

                (b)   Reports on Form 8-K

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Arthur H. Bruno                                 Date: May 15, 1998
      Arthur H. Bruno
      Chairman of the Board,
      Chief Executive Officer and Director

By:   /s/ Randall I. Bambrough                            Date: May 15, 1998
      Randall I. Bambrough
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial and Accounting Officer)