Form 10-Q
period 1998-07-03
CASTELLE \CA\
filed 1998-08-17
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of Common Stock outstanding as of August 13, 1998 was 4,623,593.

                                    CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                      PAGE

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements:

         Consolidated Balance Sheets                                    2

         Consolidated Statements of Operations                          3

         Consolidated Statements of Cash Flows                          4

         Notes to Consolidated Financial Statements                     5


 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      8


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                             13

 Item 2. Changes in Securities and Use of Proceeds                     13

 Item 3. Defaults Upon Senior Securities                               13

 Item 4. Submission of Matters to a Vote of Security Holders           13

 Item 5. Other Information                                             13

 Item 6. Exhibits and Reports on Form 8-K                              14

         Signatures                                                    15

         Exhibit 27.1 - Financial Data Schedule                       E-1

                         PART I - FINANCIAL INFORMATION


                            CASTELLE AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                              July 3, 1998     December 31, 1997
                                              (unaudited)          (audited)
                                           ----------------   ------------------
Assets:
     Cash and cash equivalents                    $  6,435           $  6,204
     Restricted cash                                   125                125
     Accounts receivable, net of allowance
        for doubtful accounts of $490 in 1998
        and $490 in 1997                             4,320              3,273
     Inventories, net                                2,431              3,786
     Prepaid expense and other current assets          650                573
     Deferred income taxes                             874                874
                                           ----------------   ------------------
        Total current assets                        14,835             14,835
   Property, plant & equipment, net                    815                938
   Other non-current assets, net                       302                 93
   Deferred income taxes                             3,060              3,060
                                           ----------------   ------------------
        Total assets                               $19,012            $18,926
                                           ================   ==================

Liabilities & Shareholders' Equity:
   Current liabilities:
     Long-term debt, current                    $       87         $       87
     Accounts payable                                1,629              1,312
     Accrued liabilities                             2,509              2,620
                                           ----------------   ------------------
        Total current liabilities                    4,225              4,019
   Other long-term liabilities                         152                 52
                                           ----------------   ------------------
        Total liabilities                            4,377              4,071
                                           ----------------   ------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding:
          4,618 and 4,490 respectively              29,477             28,955
     Note receivable for purchase of
       common stock                                   (274)              (274)
     Accumulated deficit                           (14,568)           (13,826)
                                           ----------------   ------------------
        Total shareholders' equity                  14,635             14,855
                                           ----------------   ------------------
        Total liabilities &                        $19,012            $18,926
        shareholders' equity               ================   ==================


The accompanying notes are an integral part of these consolidated financial statements.


                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                      Three months ended                  Six months ended
                               .................................  .................................
                                 July 3, 1998     June 27, 1997     July 3, 1998     June 27, 1997
                               ----------------  ---------------  ---------------  ----------------

  Net sales                        $ 6,097          $ 7,002         $ 12,698          $ 13,421
  Cost of sales                      2,967            3,218            6,068             5,796
                               ----------------  ---------------  ---------------  ----------------
    Gross profit                     3,130            3,784            6,630             7,625
                               ----------------  ---------------  ---------------  ----------------

  Operating expenses:
    Research and development           747              864            1,397             1,694
    Sales and marketing              1,898            2,366            4,030             4,397
    General and administrative         476              490              955               919
    Amortization of intangible
        assets                          40              287               40               574
    Acquisition of in-process
        research and development     1,124               --            1,124                --
                               ----------------  ---------------  ---------------  ----------------
      Total operating expenses       4,285            4,007            7,546             7,584
                               ----------------  ---------------  ---------------  ----------------
  Income/(loss) from operations     (1,155)            (223)            (916)               41
    Interest income, net                62               74              120               163
    Other income/(expense), net         10              (14)              17               (43)
                               ----------------  ---------------  ---------------  ----------------
  Income/(loss) before provision
      for/(benefit from) income
      taxes                         (1,083)            (163)            (779)              161
    Provision for/(benefit
        from) income taxes            (158)              50              (37)              294
                               ================  ===============  ===============  ================
  Net loss                        $   (925)        $   (213)       $    (742)        $    (133)
                               ================  ===============  ===============  ================


  Earning per share:
    Net income per common share
        - basic and diluted       $  (0.20)        $  (0.05)       $   (0.16)        $   (0.03)
    Shares used in per share calculation
        - basic and diluted          4,603            4,461            4,549             4,452


The accompanying notes are an integral part of these consolidated financial statements.



                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                     Six months ended
                                         ......................................
                                            July 3, 1998      March 28, 1997
                                         ------------------  ------------------
 Cash flows from operating activities:
   Net Income                                  $   (742)           $   (133)
   Adjustment to reconcile net income to
       net cash provided by (used in)
       operating activities:
     Depreciation and amortization                  310                 736
     Provision for doubtful accounts
         and sales returns                         (204)                 --
     Provision for excess and obsolete
         inventory                                   74                  --
     Amortization of deferred compensation           13                  --
     Acquisition of in-process research and
         development                              1,124                  --
     Changes in assets and liabilities:
       Accounts receivable                         (843)                209
       Inventories                                1,281                (936)
       Prepaid expenses and other
           current assets                           (98)               (157)
       Accounts payable                             317                 731
       Accrued liabilities and other
           long-term liabilities                   (111)               (626)
       Deferred income taxes                         --                 (71)
                                         ------------------  ------------------
         Net cash provided by (used in)
             operating activities                 1,121                (247)
                                         ------------------  ------------------

 Cash flows from investing activities:
   Acquisition of property and equipment           (133)               (358)
   Acquisition of Object-Fax product line          (784)                 --
   Decrease in other assets                         (82)                 --
                                         ------------------  ------------------
         Net cash used in investing
          activities                               (999)               (358)
                                         ------------------  ------------------

 Cash flows from financing activities:
   Proceeds from notes payable                      142                  --
   Repayment of notes payable                       (42)                 --
   Proceeds from collection of note
       receivable for stock                          --                  36
   Proceeds from issuance of
       common stock and warrants,
       net of repurchases                             9                 111
                                         ------------------  ------------------
         Net cash provided by
             financing activities                   109                 147
                                         ------------------  ------------------

 Net increase (decrease) in cash and cash
     equivalents                                    231                (458)
 Cash and cash equivalents at beginning
     of period                                    6,204               8,161
                                         ------------------  ------------------
 Cash and cash equivalents at end of
   period                                       $ 6,435             $ 7,703
                                         ==================  ==================

 Supplemental information:
   Noncash financing activities:
     Issuance of common stock for acquisition
         of Object-Fax product line             $   500                  --



The accompanying notes are an integral part of these consolidated financial statements.

                            CASTELLE AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements include the accounts of Castelle and its wholly owned subsidiaries in the United States, the United Kingdom and the Netherlands, and have been prepared in accordance with generally accepted accounting principles. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. The result of operations for the interim period presented is not necessarily indicative of the results for the year ending December 31, 1998. Because all of the disclosures required by generally accepted accounting principles are not included in the accompanying consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the fiscal year-ended December 31, 1997.

2.   Net Income Per Share

     The Company has adopted Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings per Share," which supersedes APB Opinion No. 15 (APB No. 15), "Earnings per Share," and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. For all periods presented, the effects of the exercise or conversion of other securities have been excluded from the calculation of EPS, as their effect was antidilutive.

     Basic and diluted earnings per share are calculated as follows for the second quarter and first six months ending of 1998 and 1997:


                                                            (in thousands, except per share amounts)
                                                   ...........................................................
                                                       Three months ended               Six months ended
                                                   ............................   .............................

                                                    ..........................     ...........................
                                                      July 3,        June 27,         July 3,        June 27,
                                                       1998            1997            1998            1997
                                                    -----------     ----------      -----------     ----------
Basic:

   Weighted average common shares outstanding           4,603          4,461            4,549          4,452
                                                    ===========     ==========      ===========     ==========
   Net loss                                          $   (925)      $   (213)        $   (742)      $   (133)
                                                    ===========     ==========      ===========     ==========
   Net loss per common share - basic                 $  (0.20)      $  (0.05)        $  (0.16)      $  (0.03)
                                                    ===========     ==========      ===========     ==========

Diluted:
   Weighted average common shares outstanding           4,603          4,461            4,549          4,452
   Common equivalent shares from stock options             --             --               --             --
                                                    -----------     ----------      -----------     ----------
   Shares used in per share calculation - diluted       4,603          4,461            4,549          4,452
                                                    ===========     ==========      ===========     ==========
   Net loss                                          $   (925)      $   (213)        $   (742)      $   (133)
                                                    ===========     ==========      ===========     ==========
   Net loss per common share - basic                 $  (0.20)      $  (0.05)        $  (0.16)      $  (0.03)
                                                    ===========     ==========      ===========     ==========

                                       5

3.   Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventory details are as follows:

                                                  (in thousands)
                                         ..............................
                                             July 3,       December 31,
                                              1998             1997
                                         --------------  --------------
     Raw material                         $       717     $     1,544
     Work in process                              159             486
     Finished goods                             1,555           1,756
                                         --------------  --------------
                  Inventories, net        $     2,431     $     3,786
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


7.   Software Revenue:

     In October 1997, the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, "Software Revenue Recognition," and is effective for the Company beginning in fiscal 1998. The Company has recognized revenue for the first six months of 1998 in accordance with this new SOP.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2 - Software Revenue Recognition." The SOP defers for one year the application of several paragraphs in SOP 97-2, which limit what is considered vendor-specific objective evidence of the fair value relating to various elements in a multiple-element software arrangement. Based on its reading and interpretation of SOP 97-2, the Company believes it is currently in compliance with the final standard. However, once detailed implementation guidelines are issued, such detailed implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could be material to the Company's revenue and earnings.

8.   Acquisition:

     In April 1998, the Company completed its acquisition of the Object-Fax NT product line, a facsimile software application designed for LAN's, WAN's and Internet-based networks, from Tolvusamskipti HF, an Icelandic corporation, in exchange for $300,000 in cash and 100,000 shares of
     Castelle common stock and the right to receive the number of additional shares of Castelle common stock on the date six months after the acquisition necessary to make the fair market value of the common stock received in the transaction not less than $500,000 (the "Acquisition"). In connection with the Acquisition, Castelle also entered into asset acquisition agreements with Traffic USA, Inc. and Traffic Software USA, Inc. in which Castelle acquired fixed assets and intellectual property rights associated with the marketing, sales, distribution and support of the Object-Fax NT software. In exchange for these assets Castelle paid $135,000 and agreed to pay a royalty on sales of the Object-Fax NT software, not to exceed $75,000 or to be paid beyond 24 months after the Acquisition. Additionally, Castelle entered into consulting and non-competition agreements with key employees of Traffic USA, Inc. and Traffic Software USA, Inc. The Acquisition has been accounted for as a purchase of assets and is valued at approximately $1.4 million including acquisition-related expenses. A portion of the purchase price was allocated to in-process research and development, and, accordingly, the Company recorded a one-time charge against earnings in the second quarter of 1998 of $1.1 million. Further, the Company recorded intangible assets of $160,000, which are being amortized over 12 months.


9.   Subsequent Events:

     None.

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

      Consolidated Statements of Operations - As a Percentage of Net Sales

                                          Three months ended                  Six months ended
                                   .................................  .................................
                                     July 3, 1998     June 27, 1997     July 3, 1998     June 27, 1997
                                   ----------------  ---------------  ---------------  ----------------

   Net sales                               100%             100%             100%              100%
   Cost of sales                            49%              46%              48%               43%
                                   ----------------  ---------------  ---------------  ----------------
     Gross profit                           51%              54%              52%               57%
                                   ----------------  ---------------  ---------------  ----------------

   Operating expenses:
     Research and development               12%              12%              11%               13%
     Sales and  marketing                   31%              34%              32%               33%
     General and  administrative             8%               7%               7%                7%
     Amortization of intangible
         assets                              1%               4%               *                 4%
     Acquisition of in-process
         research and development           18%              --                9%               --
                                   ----------------  ---------------  ---------------  ----------------
          Total operating expenses          70%              57%              59%               57%
                                   ----------------  ---------------  ---------------  ----------------

   Income/(loss) from operations           (19%)             (3%)             (7%)                *
     Interest income, net                    1%               1%               1%                1%
     Other income/(expense),  net            *                *                *                 *
                                   ----------------  ---------------  ---------------  ----------------
   Income/(loss) before provision for/
       (benefit from)income taxes          (18%)             (2%)             (6%)               1%
     Provision for/(benefit
         from) income taxes                  3%              (1%)              *                (2%)

                                   ================  ===============  ===============  ================
   Net loss                                (15%)             (3%)             (6%)              (1%)
                                   ================  ===============  ===============  ================

* Less than 1%



Results of Operations

     Net Sales

              Net sales in the second quarter of 1998 decreased to $6.1 million from $7.0 million for the same period in 1997. The reduction in net sales was primarily the result of a 36% decrease in print server product sales.

              Net sales were $12.7 million and $13.4 million for the first six months of 1998 and 1997, respectively. The lower net sales were the result of a 25% reduction in print server and lower fax-on-demand product sales, which were partially offset by increased fax server product sales and higher service and warranty revenues.

              International sales in the second quarter of 1998 decreased to $2.2 million from $3.7 million for the same period in 1997, representing 36% and 53%, respectively, of total net sales. The reduction in international sales was mainly the result of significantly reduced demand for the Company's products in Europe from competitive pressures and lower sales in Asia due to the economic downturn in that market.

              International sales were $5.0 million and $6.8 million for the first six months of 1998 and 1997, respectively, representing 39% and 51%, respectively, of total net sales. The decrease in international sales was the result of lower demand for the Company's products in Europe from competitive pressures during the second quarter and reduced sales in Asia due to the economic downturn in that market.

     Gross Profit

              Gross profit of 51% for the second quarter of 1998 decreased compared to gross profit of 54% for the same period in 1997. The decrease in gross profit is primarily attributable to higher manufacturing variances and lower gross profit in print server products as a result of price decreases in the 1998 period.

              Gross profit for the first six months of 1998 and 1997 were 52% and 57%, respectively. The reduction in gross profit is primarily attributable to higher manufacturing variances, lower gross profit in print server products as a result of price decreases and a decline in sales of fax-on-demand software which have historically enjoyed high gross profit margins in the 1998 period.

     Research & Development

              Research and product development expenses declined 14% to $747,000 or 12% of net sales for the second quarter of 1998 as compared to $864,000 or 12% of net sales for the same period in 1997. This reduction is the result of lower personnel-related expenses in the 1998 period.

              Research and product development expenses for the first six months declined 18% to $1.4 million or 11% of net sales in 1998 as compared to $1.7 million or 13% of net sales for the same period in 1997. This decline is the result of lower personnel-related expenses in the 1998 period.

     Sales & Marketing

              Sales and marketing expenses declined 20% to $1.9 million or 31% of net sales for the second quarter of 1998, as compared to $2.4 million or 34% of net sales for the same period in 1997. This reduction is primarily due to lower advertising expenses in the 1998 period.

              Sales and marketing expenses were $4.0 million or 32% of net sales for the first six months of 1998, as compared to $4.4 million or 33% of net sales for the same period in 1997. This decline is primarily due to lower advertising expenses in the 1998 period.

     General & Administrative

              General and administrative expenses were $476,000 or 8% of net sales for the second quarter of 1998, as compared to $490,000 or 7% of net sales for the same period in 1997.

              General and administrative expenses for the first six months increased slightly to $955,000 or 7% of net sales in 1998, as compared to $919,000 or 7% of net sales for the same period in 1997. The increase is primarily due to higher legal expenses in the 1998 period.

     Amortization of intangible assets & Acquisition of in-process research and development

              In April 1998, the Company completed its acquisition of the Object-Fax NT product line from Tolvusamskipti HF, an Icelandic corporation. The purchase, valued at approximately $1.4 million, included the exchange of $300,000 in cash and 100,000 shares of Castelle common stock, as well as, entering into various agreements in support of the acquisition. A portion of the purchase price was allocated to in-process research and development, and, accordingly, the Company recorded a one-time charge against earnings in the second quarter of 1998 of $1.1 million. Further, the Company recorded intangible assets of $160,000, which are being amortized over 12 months, resulting in a $40,000 charge in the second quarter of 1998. See "Notes to Consolidated Financial Statements - Note 8" thereto included elsewhere in this report.

              The amortization expense associated with intangible assets occurring in the second quarter of 1997, and appearing in the results for the six months ended June 27, 1997 represents charges associated with the write-down to fair market value of assets acquired from Ibex Technologies, Inc. in November 1996.

     Interest income & Other income/expense, net

              Interest income and other income/expenses was $72,000 or 1% of net sales for the second quarter of 1998, as compared to $60,000 or 1% of net sales for the same period in 1997.

              Interest income and other income/expenses for the first six months of 1998 income increased slightly to $137,000 or 1% of net sales in 1998, as compared to $120,000 or 1% of net sales for the same period in 1997.

     Provision for/(benefit from) income taxes

              During the quarter ended July 3, 1998 the Company revised its projected annualized effective tax rate. As a result of this revision, the Company has recorded an income tax benefit for the second quarter and six months ended July 3, 1998.


Liquidity and Capital Resources

         Since its inception in 1987, Castelle has funded its operations primarily through the sale of capital stock and bank debt. As of July 3, 1998, the Company had $6.4 million of cash and cash equivalents, up from $6.2 million at December 31, 1997. The increase in cash and cash equivalents is due to cash derived from a reduction in inventory on hand, partially off-set by an increase in accounts receivable resulting from an increase in 1998 in the time it takes for accounts receivable to be converted into cash. Working capital decreased slightly to $10.6 million at July 3, 1998 from $10.8 million at December 31, 1997. The reduction in working capital is mainly due to the costs associated with the acquisition by the Company of its Object-Fax NT product line from Tolvusamskipti HF, as described above.

         The Company has a $3.0 million secured revolving line of credit with a bank, which expires in September 1998, and at July 3, 1998 had no borrowings against the line of credit.

         In December 1997, as a source of capital asset financing, the Company entered into a loan and security agreement with a finance company, which allowed loans to the Company of up to $288,000. As of July 3, 1998, the Company had drawn down the entire $288,000. The loan is repayable by December 2000 and is collateralized by a certificate of deposit of $125,000, which is classified as restricted cash on the Company's balance sheet.

         As of July 3, 1998, net accounts receivable were $4.3 million, up from $3.3 million at December 31, 1997. The increase in accounts receivable is attributed to an increase in days sales outstanding from 55 at the end of 1997 to 64 days at July 3, 1998.

         Net inventories as of July 3, 1998 were $2.4 million, down from $3.8 million at December 31, 1997. The decrease was the result of increased unit shipments, which significantly improved the level of inventory turnover in the quarter compared to the end of 1997.

         The Company had not made any material capital commitments during the six months ended July 3, 1998.

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


Subsequent Events

         The Company has retained an executive search firm to help the Board of Directors identify and hire a new chief executive officer, with the expectation that the new CEO would develop and manage a long-term strategy for operating the Company. The Board of Directors also has approved a repricing to market of outstanding options held by Castelle employees (but not those held by
non-executive   directors)   in  order  to  retain  key  employees  and  provide
appropriate incentives for the Company's workforce to contribute to the Company's continued operations. Options to purchase approximately 960,000 shares held by approximately 52 employees/consultants are eligible for the repricing program. The vesting and exercisability of repriced options will be suspended for six months following the repricing. While the Board continues to explore various means for enhancing shareholder value and has not excluded the possibility of merger or acquisition transactions, the Company has terminated its efforts of actively considering potential opportunities in this regard.
                                      11.

Year 2000 Issue

         The Company is in the process of conducting a comprehensive review of its computer systems to identify those that could be adversely affected by the Year 2000 issue and is developing an implementation plan to resolve any problem. The Year 2000 issue refers to the inability of many computer systems to process accurately dates later than December 31, 1999. Date codes in many programs are abbreviated to allow only two digits for the year, e.g. "98" for the year 1998. Unless these programs are modified to handle the century date change, they will likely interpret the year "00", that is, the year 2000, as the year 1900. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems as well as in computer systems of third parties with whom the Company does business worldwide, including banks and credit processing entities, factories and others. The Company presently believes that, with planned modifications to existing software and conversions to new software which are being implemented by the Company over the next year, the Year 2000 issue will not pose significant operational problems for the Company's own computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 issue may have a material adverse impact on the operations of the Company. In addition, the Company cannot give assurance the third parties with whom it does business will address any Year 2000 issues in their own systems on a timely basis. Their failure to do so could also have a material adverse impact on the Company.

         The Company has completed a comprehensive review of its products, both firmware and software, to insure that they are Year 2000 compliant. This was done to insure that the Company's products are free of any Year 2000 issues discussed above. The Company believes that the more recent versions of its products are Year 2000 compliant, meaning that users of its products should not experience performance difficulties as a result of the need to process dates later than December 31, 1999. In order to avoid difficulties, users will need to install the versions of the Company's software which are Year 2000 compliant. For example, FaxPress systems require the use of a software and firmware release of at least version 3.7.3 and InfoPress requires that at least version 2.0 be installed for compliance with Year 2000 requirements. The Company provides upgrade kits to allow customers to install these versions. The Company's products work in conjunction with network operating systems such as Novell NetWare and Microsoft Windows 95/NT, and while these products appear to be Year 2000 compliant, the Company cannot accept responsibility for Year 2000 compliance of any network operating system. If modifications or upgrades to these network operating systems are not completed in a timely fashion, the Year 2000 issue may have a material adverse impact on the Company's business, operating results and financial condition.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (a)  None.

   (b) In April 1998, the Company purchased its Object-Fax NT product line from Tolvusamskipti HF, in exchange for 100,000 shares of the Company's common stock, $300,000 in cash and the obligation to issue that number of shares of common stock which will be necessary to make fair market value of the common stock at least $500,000 on the date six months after the acquisition. In addition, in connection with entering into a consulting agreement, the Company issued an option to purchase 125,000 shares of the Company's common stock for $2.50 per share to a software consultant. One-third of the option shares vest April 7, 1999, one-third on April 7, 2000 and the balance on April 7, 2001. The issuances were deemed to be exempt from regulation under the Securities Act of 1933, as amended (the "Act), in reliance on section 4(2) of the Act as transactions not involving any public offering. The recipients of the shares and the option represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and provision was made for similar legends on any share certificates issued upon exercise of the option. The recipients had adequate access to information about the Company.

   (c)  None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.    OTHER INFORMATION

   (a) Pursuant to recent changes to the proxy rules, unless a shareholder who wishes to bring a matter before the shareholders at the Company's 1999 annual meeting of shareholders notifies the Company of such matter prior to February 15, 1999, management will have the discretionary authority to vote all shares for which it has proxies in opposition to such matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

         27.1  Financial Data Schedule

   (b)   Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Arthur H. Bruno                                  Date: August 17, 1998
      Arthur H. Bruno
      Chairman of the Board,
      Chief Executive Officer and Director

By:   /s/ Randall I. Bambrough                             Date: August 17, 1998
      Randall I. Bambrough
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial and Chief Accounting Officer)