Form 10-Q
period 1998-10-02
CASTELLE \CA\
filed 1998-11-16
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of Common Stock outstanding as of November 13, 1998 was 4,332,448.

                                    CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                      PAGE

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements:

         Consolidated Balance Sheets                                    2

         Consolidated Statements of Operations                          3

         Consolidated Statements of Cash Flows                          4

         Notes to Consolidated Financial Statements                     5


 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      8


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                             14

 Item 2. Changes in Securities and Use of Proceeds                     14

 Item 3. Defaults Upon Senior Securities                               14

 Item 4. Submission of Matters to a Vote of Security Holders           14

 Item 5. Other Information                                             14

 Item 6. Exhibits and Reports on Form 8-K                              15

         Signatures                                                    16

         Exhibit 27.1 - Financial Data Schedule                       E-1

                         PART I - FINANCIAL INFORMATION


                            CASTELLE AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                            October 2, 1998    December 31, 1997
                                              (unaudited)          (audited)
                                           ----------------   ------------------
Assets:
     Cash and cash equivalents                    $  4,854           $  6,204
     Restricted cash                                   125                125
     Accounts receivable, net of allowance
        for doubtful accounts of $484 in 1998
        and $490 in 1997                             5,007              3,273
     Inventories, net                                2,860              3,786
     Prepaid expense and other current assets          630                573
     Deferred income taxes                             874                874
                                           ----------------   ------------------
        Total current assets                        14,350             14,835
   Property, plant & equipment, net                    748                938
   Other non-current assets, net                       254                 93
   Deferred income taxes                             3,060              3,060
                                           ----------------   ------------------
        Total assets                               $18,412            $18,926
                                           ================   ==================

Liabilities & Shareholders' Equity:
   Current liabilities:
     Long-term debt, current                    $       87         $       87
     Accounts payable                                1,970              1,312
     Accrued liabilities                             2,353              2,620
                                           ----------------   ------------------
        Total current liabilities                    4,410              4,019
   Other long-term liabilities                         130                 52
                                           ----------------   ------------------
        Total liabilities                            4,540              4,071
                                           ----------------   ------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding:
          4,332 and 4,490 respectively              29,107             28,955
     Note receivable for purchase of
       common stock                                   (274)              (274)
     Accumulated deficit                           (14,961)           (13,826)
                                           ----------------   ------------------
        Total shareholders' equity                  13,872             14,855
                                           ----------------   ------------------
        Total liabilities &                        $18,412            $18,926
        shareholders' equity               ================   ==================


The accompanying notes are an integral part of these consolidated financial statements.


                            CASTELLE AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                    Three months ended                 Nine months ended
                                             .................................  .................................
                                               October 2,      September 26,      October 2,      September 26,
                                                  1998              1997             1998              1997
                                             ---------------  ----------------  ---------------  ----------------

   Net sales                                     $ 5,449           $ 6,597         $ 18,147          $ 20,018
   Cost of sales                                   2,266             3,396            8,334             9,192
                                             ---------------  ----------------  ---------------  ----------------
     Gross profit                                  3,183             3,201            9,813            10,826
                                             ---------------  ----------------  ---------------  ----------------

   Operating expenses:
     Research and development                        780               720            2,177             2,414
     Sales and marketing                           2,396             2,084            6,426             6,481
     General and administrative                      399               774            1,354             1,693
     Amortization of intangible
         assets                                       40                --               80               574
     Restructuring Charges                            --             6,224               --             6,224
     Acquisition of in-process
         research and development                     --                --            1,124                --
                                             ---------------  ----------------  ---------------  ----------------
        Total operating expenses                   3,615             9,802           11,161            17,386

                                             ---------------  ----------------  ---------------  ----------------
   Loss from operations                             (432)           (6,601)          (1,348)           (6,560)

     Interest income, net                             57                66              177               229
     Other (expense), net                            (18)              (29)              (1)              (72)
                                             ---------------  ----------------  ---------------  ----------------
   Loss before benefit from income taxes            (393)           (6,564)          (1,172)           (6,403)

     Benefit from income taxes                        --               732               37               438
                                             ===============  ================  ===============  ================
   Net loss                                       $ (393)         $ (5,832)        $ (1,135)         $ (5,965)
                                             ===============  ================  ===============  ================

   Earnings per share:
     Net loss per common share -
         basic and diluted                        $(0.09)           $(1.30)          $(0.25)           $(1.34)
     Shares used in per share calculation -
         basic and diluted                         4,594             4,476            4,563             4,454

The accompanying notes are an integral part of these consolidated financial statements.





                            CASTELLE AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                                Nine months ended
                                                                      ......................................
                                                                       October 2, 1998      September 26,
                                                                                                1997
                                                                      ------------------  ------------------
   Cash flows from operating activities:
      Net loss                                                              $ (1,135)           $ (5,965)
      Adjustment  to  reconcile  net  loss  to  net  cash
      used  in  operating activities:
        Depreciation and amortization                                            473                 853
        Provision for doubtful accounts and sales returns                       (307)                 58
        Provision for excess and obsolete inventory                              148                 386
        Amortization of deferred compensation                                     27                  --
        Acquisition of in-process research and development                     1,124                  --
        Write-off of intangibles for Ibex acquisition                             --               5,074
        Changes in assets and liabilities:
         Accounts receivable                                                  (1,427)               (138)
         Inventories                                                             778              (1,142)
         Prepaid expenses and other current assets                               (79)               (128)
         Accounts payable                                                        658               1,027
         Accrued liabilities and other long-term liabilities                    (267)               (124)
         Deferred income taxes                                                    --                (786)
                                                                      ------------------  ------------------
           Net cash used in operating activities                                  (7)               (885)
                                                                      ------------------  ------------------

   Cash flows from investing activities:
      Acquisition of property and equipment                                     (180)               (656)
      Acquisition of Object-Fax product line                                    (784)                 --
      Repurchase of common stock                                                (384)                 --
      Increase in other assets                                                   (82)                 --
                                                                      ------------------  ------------------
           Net cash used in investing activities                              (1,430)               (656)
                                                                      ------------------  ------------------

   Cash flows from financing activities:
      Proceeds from notes payable                                                142                  --
      Repayment of notes payable                                                 (64)                 --
      Proceeds from collection of note receivable for stock                       --                  20
      Proceeds from issuance of common stock and warrants, net
        of repurchases                                                             9                 120
                                                                      ------------------  ------------------
           Net cash provided by financing activities                              87                140
                                                                      ------------------  ------------------

   Net decrease in cash and cash equivalents                                  (1,350)             (1,401)

   Cash and cash equivalents at beginning of period                            6,204               8,161
                                                                      ==================  ==================
   Cash and cash equivalents at end of period                                $ 4,854             $ 6,760
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

2.   Net Loss Per Share

     The Company has adopted Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings per Share," which supersedes APB Opinion No. 15 (APB No. 15), "Earnings per Share," and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. For all periods presented, the effects of the exercise or conversion of other securities have been excluded from the calculation of EPS, as their effect was antidilutive. Basic and diluted earnings per share are calculated as follows for the three months and nine months ending October 2, 1998 and September 26, 1997:


                                                            (in thousands, except per share amounts)
                                                   ...........................................................
                                                       Three months ended               Nine months ended
                                                   ............................   .............................

                                                    ..........................     ...........................
                                                    October 2,    September 26,     October 2,    September 26,
                                                       1998            1997            1998            1997
                                                    -----------     ----------      -----------     ----------
Basic:

   Weighted average common shares outstanding           4,594          4,476            4,563          4,454
                                                    ===========     ==========      ===========     ==========
   Net loss                                          $   (393)      $ (5,832)        $ (1,135)      $ (5,965)
                                                    ===========     ==========      ===========     ==========
   Net loss per common share - basic                 $  (0.09)      $  (1.30)        $  (0.25)      $  (1.34)
                                                    ===========     ==========      ===========     ==========

Diluted:
   Weighted average common shares outstanding           4,594          4,476            4,563          4,454
   Common equivalent shares from stock options             --             --               --             --
                                                    -----------     ----------      -----------     ----------
   Shares used in per share calculation - diluted       4,594          4,476            4,563          4,454
                                                    ===========     ==========      ===========     ==========
   Net loss                                          $   (393)      $ (5,832)        $ (1,135)      $ (5,965)
                                                    ===========     ==========      ===========     ==========
   Net loss per common share - diluted               $  (0.09)      $  (1.30)        $  (0.25)      $  (1.34)
                                                    ===========     ==========      ===========     ==========

                                       5

3.   Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventory details are as follows:

                                                      (in thousands)
                                         .................................
                                            October 2,      December 31,
                                               1998             1997
                                         ---------------  ----------------
     Raw material                             $  942         $ 1,544
     Work in process                             418             486
     Finished goods                            1,500           1,756
                                         ===============  ================
           Inventories, net                  $ 2,860         $ 3,786
                                         ===============  ================

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


7.   Software Revenue:

     In October 1997, the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, "Software Revenue Recognition," and is effective for the Company beginning in fiscal 1998. The Company has recognized revenue for the first nine months of 1998 in accordance with this new SOP.

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


8.   Acquisition:

     In April 1998, the Company completed its acquisition of the Object-Fax NT product line, a facsimile software application designed for LAN's, WAN's and Internet-based networks, from Tolvusamskipti HF, an Icelandic corporation, in exchange for $300,000 in cash and 100,000 shares of
     Castelle common stock and the right to receive the number of additional shares of Castelle common stock on the date six months after the acquisition necessary to make the fair market value of the common stock received in the transaction not less than $500,000 (the "Acquisition"). In connection with the Acquisition, Castelle also entered into asset acquisition agreements with Traffic USA, Inc. and Traffic Software USA, Inc. in which Castelle acquired fixed assets and intellectual property rights associated with the marketing, sales, distribution and support of the Object-Fax NT software. In exchange for these assets Castelle paid $135,000 and agreed to pay a royalty on sales of the Object-Fax NT software, not to exceed $75,000 or to be paid beyond 24 months after the Acquisition. Additionally, Castelle entered into consulting and non-competition agreements with key employees of Traffic USA, Inc. and Traffic Software USA, Inc. The Acquisition has been accounted for as a purchase of assets and is valued at approximately $1.4 million including acquisition-related expenses. A portion of the purchase price was allocated to in-process research and development, and, accordingly, the Company recorded a one-time charge against earnings in the third quarter of 1998 of $1.1 million. Further, the Company recorded intangible assets of $160,000, which are being amortized over 12 months.


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



     Consolidated Statements of Operations - As a Percentage of Net Sales

                                                             Three months ended                 Nine months ended
                                                      .................................  .................................
                                                        October 2,      September 26,      October 2,      September 26,
                                                           1998              1997             1998              1997
                                                      ---------------  ----------------  ---------------  ----------------

   Net sales                                                 100%              100%             100%              100%
   Cost of sales                                              42%               51%              46%               46%
                                                      ---------------  ----------------  ---------------  ----------------
       Gross profit                                           58%               49%              54%               54%
                                                      ---------------  ----------------  ---------------  ----------------

   Operating expenses:
       Research and development                               14%               11%              12%               12%
       Sales and marketing                                    44%               32%              35%               32%
       General and administrative                              7%               12%               8%                9%
       Amortization of intangible assets                       1%               --                *                 3%
       Restructuring charges                                  --                94%              --                31%
       Acquisition of in-process research and
            development                                       --                --                6%               --
                                                      ---------------  ----------------  ---------------  ----------------
          Total operating expenses                            66%              149%              61%               87%
                                                                       ----------------
                                                      ---------------                    ---------------  ----------------
   Loss from operations                                       (8%)            (100%)             (7%)             (33%)

       Interest income, net                                    1%                1%               1%                1%
       Other (expense), net                                    *                 *                *                 *
                                                      ---------------  ----------------  ---------------  ----------------
   Loss before benefit from income taxes                      (7%)             (99%)             (6%)             (32%)
       Benefit from income taxes                              --                11%               *                 2%
                                                      ===============  ================  ===============  ================
   Net loss                                                   (7%)             (88%)             (6%)             (30%)
                                                      ===============  ================  ===============  ================

* Less than 1%


Results of Operations

     Net Sales

              Net sales in the third quarter of 1998 decreased to $5.4 million from $6.6 million for the same period in 1997. The reduction in net sales was primarily the result of a $1.7 million (55%) decrease in print server product sales, which was partially offset by increased fax server product sales.

              Net sales were $18.1 million and $20.0 million for the first nine months of 1998 and 1997, respectively. The lower net sales were the result of a $3.3 million (36%) reduction in print server product sales, which were partially offset by increased fax server product sales and higher service and warranty revenues.

              International sales in the third quarter of 1998 decreased to $1.9 million from $3.5 million for the same period in 1997, representing 35% and 53%, respectively, of total net sales. The reduction in international sales was mainly the result of significantly reduced demand for the Company's products in Asia due to competitive pressures and the economic downturn in that market.

              International sales were $6.9 million and $10.3 million for the first nine months of 1998 and 1997, respectively, representing 38% and 51%, respectively, of total net sales. The decrease in international sales was the result of lower demand for the Company's products in Asia due to competitive pressures and the economic downturn in that market and in Europe from competitive pressures experienced during the first six month of 1998.

     Gross Profit

              Gross  profit  of 58%  for the  third  quarter  of  1998  improved compared to gross profit of 49% for the same period in 1997. The increase in gross profit is primarily due to increased sales of the Company's fax server products which carry higher gross margins along with lower manufacturing variances.

              Gross profit for the first nine months of 1998 and 1997 were unchanged at 54%. The lack of change in gross profit is the result of increased gross profits from sales of fax server products which have historically enjoyed higher gross margins, off-set by higher manufacturing variances and lower gross profit in print server products as a result of price decreases and a decline in sales.

     Research and Development

              Research and development expenses increased 8% to $780,000 or 14% of net sales for the third quarter of 1998 as compared to $720,000 or 11% of net sales for the same period in 1997. This increase is primarily the result of higher personnel-related expenses associated with Object-Fax product development during the third fiscal quarter.

              Research and development expenses for the first nine months declined 10% to $2.2 million or 12% of net sales in 1998 as compared to $2.4 million or 12% of net sales for the same period in 1997. This decline is the result of lower personnel-related expenses in the 1998 period.

     Sales and Marketing

              Sales and marketing expenses increased 15% to $2.4 million or 44% of net sales for the third quarter of 1998, as compared to $2.1 million or 32% of net sales for the same period in 1997. This increase is primarily due to higher channel marketing expenses in the 1998 period.

               Sales and marketing expenses were $6.4 million or 35% of net sales for the first nine months of 1998, as compared to $6.5 million or 32% of net sales for the same period in 1997.

     General and Administrative

              General and administrative expenses were $399,000 or 7% of net sales for the third quarter of 1998, as compared to $774,000 or 12% of net sales for the same period in 1997. The decrease is due to lower personnel-related and legal expenses in the 1998 period.

              General and administrative expenses for the first nine months decreased slightly to $1.4 million or 8% of net sales in 1998, as compared to $1.7 million or 9% of net sales for the same period in 1997. The decrease is due to lower personnel-related and legal expenses in the 1998 period.

     Amortization of intangible assets and Acquisition of in-process research and development

              In April 1998, the Company completed its acquisition of the Object-Fax NT product line from Tolvusamskipti HF, an Icelandic corporation. The purchase, valued at approximately $1.4 million, included the exchange of $300,000 in cash and 100,000 shares of Castelle common stock, as well as entering into various agreements in support of the acquisition. A portion of the purchase price was allocated to in-process research and development, and, accordingly, the Company recorded a one-time charge against earnings in the second quarter of 1998 of $1.1 million. Further, the Company recorded intangible assets of $160,000, which are being amortized over 12 months, resulting in a $40,000 charge in the third quarter of 1998. See "Notes to Consolidated Financial Statements - Note 8" thereto included elsewhere in this report.

              The amortization expense associated with intangible assets occurring in the third quarter of 1997, and appearing in the results for the nine months ended September 26, 1997 represents charges associated with the write-down to fair market value of assets acquired in the merger with Ibex Technologies, Inc. ("Ibex") completed in November 1996.

     Restructuring charges

              In the third quarter of 1997, the Company recorded a total restructuring charge of $6.2 million to restructure its operations to streamline activities and focus on key products to reduce ongoing costs. Of the total restructuring charge, $1.2 million was to account for implementing and completing the restructuring plan which included relocation of the Company's European office, exit from certain lines of business, a workforce reduction, the write-off of certain assets relating to Ibex and other estimated restructuring costs. This was in addition to a charge of $5.0 million associated with the write-off of the Ibex goodwill and related intangibles.

     Interest income and Other expense, net

              Interest income and other expenses was $39,000 or 1% of net sales for the third quarter of 1998, as compared to $37,000 or 1% of net sales for the same period in 1997.

               Interest income and other expenses for the first nine months of 1998 increased slightly to $176,000 or 1% of net sales in 1998, as compared to $157,000 or 1% of net sales for the same period in 1997.

     Benefit from income taxes

              During the second quarter ended July 3, 1998 the Company revised its projected annualized effective tax rate. As a result of this revision, the Company has recorded a benefit from income taxes for the nine months ended October 2, 1998.

              The Company recorded a net benefit from income taxes in the third quarter ended September 26, 1997 of $732,000. This amount reflects the recognition of various deductible deferred assets, business tax credits and various temporary accounting differences.


Liquidity and Capital Resources

         Since its inception in 1987, Castelle has funded its operations primarily through the sale of capital stock and bank debt. As of October 2, 1998, the Company had $4.9 million of cash and cash equivalents, down from $6.2 million at December 31, 1997. The decrease in cash and cash equivalents is due to higher accounts receivable resulting from an increase in 1998 in the time it takes for accounts receivable to be converted into cash, the costs associated with the acquisition by the Company of its Object-Fax NT product line and the repurchase of common shares, partially off-set by cash derived from a reduction in inventory on hand. Working capital decreased to $9.9 million at October 2, 1998 from $10.8 million at December 31, 1997. The reduction in working capital is mainly due to the costs associated with the acquisition by the Company of its Object-Fax NT product line from Tolvusamskipti HF, as described above.

         The Company has a $3.0 million secured revolving line of credit with a bank, which expires in December 1998, and at October 2, 1998 had no borrowings against the line of credit.

         In December 1997, as a source of capital asset financing, the Company entered into a loan and security agreement with a finance company, which allowed loans to the Company of up to $288,000. As of October 2, 1998, the Company had drawn down the entire $288,000. The loans are repayable by December 2000 and are collateralized by a certificate of deposit of $125,000, which is classified as restricted cash on the Company's balance sheet.

         As of October 2, 1998, net accounts receivable were $5.0 million, up from $3.3 million at December 31, 1997. The increase in accounts receivable is attributed to an increase in days sales outstanding from 55 at the end of 1997 to 83 days at October 2, 1998.

         Net inventories as of October 2, 1998 were $2.9 million, down from $3.8 million at December 31, 1997. The decrease was the result of decreasing inventory levels commensurate with lower revenue expectations, which improved the level of inventory turnover in the first nine months of 1998 compared to the end of 1997.

         The Company had not made any material capital commitments during the nine months ended October 2, 1998.

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


Year 2000 Issue

         The Company is in the process of conducting a comprehensive review of its business applications, computer systems and infrastructure, key business partners and products to identify those that could be adversely affected by the Year 2000 issue and implementing or is developing an implementation plan to resolve any problem identified. The Year 2000 issue refers to the inability of many computer systems to process accurately dates later than December 31, 1999. Date codes in many programs are abbreviated to allow only two digits for the year, e.g. "98" for the year 1998. Unless these programs are modified to handle the century date change, they will likely interpret the year "00", that is, the year 2000, as the year 1900. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems as well as in computer systems of third parties with whom the Company does business worldwide, including banks and credit processing entities, factories, customers and others.

     Business Applications, Computer Systems and Infrastructure

              Castelle has completed a comprehensive review and inventory of its business applications, computer systems, including servers and network infrastructure, to insure that they are Year 2000 compliant. To date, the Company has installed and/or upgraded all computer network file servers and infrastructure (hubs, switches, modems and access devices) to hardware and software that is Year 2000 compliant, as certified by the vendors. In addition, Castelle's main business application from Computer Associates International, Inc. (Computer Associates) has been recently upgraded to a Year 2000 compliant version as certified by Computer Associates. During the next three months, the Company expects to complete an upgrade of all desktop (including laptops) computers to Microsoft NT, software certified by Microsoft Corporation as Year 2000 compliant. The Company presently believes that, as a result of planned modifications to existing software and conversions to new software which have been implemented or are being implemented by the Company over the next year, the Year 2000 issue will not pose significant operational problems for the Company's own applications and computer systems as so modified and converted.

     Key business partners

              The Company is in the process of conducting a comprehensive review of its key business partners, which include customers, suppliers and vendors to identify those that could adversely affect the operations of the Company. The Company presently believes that, as a result of planned modifications by our key business partners to their existing systems, software and conversions to new software which have been implemented or are being implemented by the Company's key business partners over the next year, the Year 2000 issue will not pose significant operational problems for the Company. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 issue may have a material adverse impact on the operations of the Company. The Company cannot give assurance the third parties with whom it does business will address any Year 2000 issues in their own systems on a timely basis.

     Costs

              The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. At the present time, all costs associated with the installation and upgrading of equipment and software have been related to normal day-to-day business activities. However, the Company cannot give any assurance that significant costs associated with unforeseen circumstances will not significantly affect the future results of the Company.


     Products

              The Company has completed a comprehensive review of its products, both firmware and software, to insure that they are Year 2000 compliant. This was done to insure that the Company's products are free of any Year
     2000 issues discussed above. The Company believes that the more recent versions of its products are Year 2000 compliant, meaning that users of its products should not experience performance difficulties as a result of the need to process dates later than December 31, 1999. In order to avoid difficulties, users will need to install the versions of the Company's software that is Year 2000 compliant. For example, FaxPress systems require the use of a software and firmware release of at least version 3.7.3 and InfoPress requires that at least version 2.0 be installed for compliance with Year 2000 requirements. The Company provides upgrade kits to allow customers to install these versions. The Company's products work in conjunction with network operating systems such as Novell NetWare and Microsoft Windows 95/NT, and while these products appear to be Year 2000 compliant, the Company cannot accept responsibility for Year 2000 compliance of any network operating system. If modifications or upgrades to these network operating systems are not completed in a timely fashion, the Year 2000 issue may have a material adverse impact on the Company's business, operating results and financial condition.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

         None.


Item 2.    Changes in Securities and Use of Proceeds

              (a)  None.

              (b) In April 1998, the Company purchased its Object-Fax NT product line from Tolvusamskipti HF, in exchange for 100,000 shares of the Company's common stock, $300,000 in cash and the obligation to issue that number of shares of common stock which will be necessary to make fair market value of the common stock at least $500,000 on the date six months after the acquisition. In addition, in connection with entering into a consulting agreement, the Company issued an option to purchase 125,000 shares of the Company's common stock for $2.50 per share, which was subsequently repriced in August 1998 to $1.56 per share, to a software consultant. One-third of the option shares vest April 7, 1999, one-third on April 7, 2000 and the balance on April 7, 2001. The issuances were deemed to be exempt from regulation under the Securities Act of 1933, as amended (the "Act), in reliance on section 4(2) of the Act as transactions not involving any public offering. The recipients of the shares and the option represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and provision was made for similar legends on any share certificates issued upon exercise of the option. The recipients had adequate access to information about the Company.

              (c)  None.

              (d)  Not applicable.


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


CASTELLE

By:   /s/ Arthur H. Bruno                                Date: November 16, 1998
      Arthur H. Bruno
      Chairman of the Board,
      Chief Executive Officer and Director

By:   /s/ Randall I. Bambrough                           Date: November 16, 1998
      Randall I. Bambrough
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial and Chief Accounting Officer)