Form 10-Q/A
period 1998-10-02
CASTELLE \CA\
filed 1998-11-19
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                                    CASTELLE
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


Note:The Form 10-Q submitted by Castelle for the period ended October 2, 1998 is hereby amended to correct omissions due to the inadvertent filing of a preliminary draft of the Form 10-Q.

                                    CASTELLE
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                                TABLE OF CONTENTS






                                                                      PAGE

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements:

         Consolidated Balance Sheets                                    4

         Consolidated Statements of Operations                          5

         Consolidated Statements of Cash Flows                          6

         Notes to Consolidated Financial Statements                     7


 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     10


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                             16

 Item 2. Changes in Securities and Use of Proceeds                     16

 Item 3. Defaults Upon Senior Securities                               16

 Item 4. Submission of Matters to a Vote of Security Holders           16

 Item 5. Other Information                                             16

 Item 6. Exhibits and Reports on Form 8-K                              16

         Signatures                                                    17

         Exhibit 27.1 - Financial Data Schedule                       E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


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





                            CASTELLE AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                                Nine months ended
                                                                      ......................................
                                                                           October 2,       September 26,
                                                                             1998               1997
                                                                      ------------------  ------------------
   Cash flows from operating activities:
      Net loss                                                              $ (1,135)           $ (5,965)
      Adjustment  to  reconcile  net  loss  to  net  cash
      used  in  operating activities:
        Depreciation and amortization                                            473                 853
        Provision for doubtful accounts and sales returns                       (307)                 58
        Provision for excess and obsolete inventory                              148                 386
        Amortization of deferred compensation                                     27                  --
        Acquisition of in-process research and development                     1,124                  --
        Write-off of intangibles for Ibex acquisition                             --               5,074
        Changes in assets and liabilities:
         Accounts receivable                                                  (1,427)               (138)
         Inventories                                                             778              (1,142)
         Prepaid expenses and other current assets                               (79)               (128)
         Accounts payable                                                        658               1,027
         Accrued liabilities and other long-term liabilities                    (267)               (124)
         Deferred income taxes                                                    --                (786)
                                                                      ------------------  ------------------
           Net cash used in operating activities                                  (7)               (885)
                                                                      ------------------  ------------------

   Cash flows from investing activities:
      Acquisition of property and equipment                                     (180)               (656)
      Acquisition of Object-Fax product line                                    (784)                 --
      Repurchase of common stock                                                (384)                 --
      Increase in other assets                                                   (82)                 --
                                                                      ------------------  ------------------
           Net cash used in investing activities                              (1,430)               (656)
                                                                      ------------------  ------------------

   Cash flows from financing activities:
      Proceeds from notes payable                                                142                  --
      Repayment of notes payable                                                 (64)                 --
      Proceeds from collection of note receivable for stock                       --                  20
      Proceeds from issuance of common stock and warrants, net
        of repurchases                                                             9                 120
                                                                      ------------------  ------------------
           Net cash provided by financing activities                              87                 140
                                                                      ------------------  ------------------

   Net decrease in cash and cash equivalents                                  (1,350)             (1,401)

   Cash and cash equivalents at beginning of period                            6,204               8,161
                                                                      ==================  ==================
   Cash and cash equivalents at end of period                                $ 4,854             $ 6,760
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

                                       7

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


9.   Subsequent Events:

     None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, in particular the statements regarding the Year 2000 issue. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, including but not limited to the impact on the Company's business of Year 2000 problems in internal systems or systems of suppliers or other third parties adversely affected by Year 2000 problems, or claims due to Year 2000 issues allegedly related to the Company's products or Year 2000 remediation efforts, as well as those discussed in the Company's Form SB-2 filed November 17, 1995, as amended, and Form 10-K for the year-ended December 31, 1997.




     Consolidated Statements of Operations - As a Percentage of Net Sales

                                                             Three months ended                 Nine months ended
                                                      .................................  .................................
                                                        October 2,      September 26,      October 2,      September 26,
                                                           1998              1997             1998              1997
                                                      ---------------  ----------------  ---------------  ----------------

   Net sales                                                 100%              100%             100%              100%
   Cost of sales                                              42%               51%              46%               46%
                                                      ---------------  ----------------  ---------------  ----------------
       Gross profit                                           58%               49%              54%               54%
                                                      ---------------  ----------------  ---------------  ----------------

   Operating expenses:
       Research and development                               14%               11%              12%               12%
       Sales and marketing                                    44%               32%              35%               32%
       General and administrative                              7%               12%               8%                9%
       Amortization of intangible assets                       1%               --                *                 3%
       Restructuring charges                                  --                94%              --                31%
       Acquisition of in-process research and
            development                                       --                --                6%               --
                                                      ---------------  ----------------  ---------------  ----------------
          Total operating expenses                            66%              149%              61%               87%

                                                      ---------------  ----------------  ---------------  ----------------
   Loss from operations                                       (8%)            (100%)             (7%)             (33%)

       Interest income, net                                    1%                1%               1%                1%
       Other (expense), net                                    *                 *                *                 *
                                                      ---------------  ----------------  ---------------  ----------------
   Loss before benefit from income taxes                      (7%)             (99%)             (6%)             (32%)
       Benefit from income taxes                              --                11%               *                 2%
                                                      ===============  ================  ===============  ================
   Net loss                                                   (7%)             (88%)             (6%)             (30%)
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


Year 2000 Issue

         The Company is in the process of conducting a comprehensive review of its business applications, computer systems and infrastructure, key business partners and products to identify those that could be adversely affected by the Year 2000 issue and is developing and implementing a plan to resolve issues identified. The Year 2000 issue refers to the inability of many computer systems to process accurately dates later than December 31, 1999. Date codes in many programs are abbreviated to allow only two digits for the year, e.g. "98" for the year 1998. Unless these programs are modified to handle the century date change, they will likely interpret the year "00", that is, the year 2000, as the year 1900. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems as well as in computer systems of third parties with whom the Company does business worldwide, including banks and credit processing entities, factories, customers and others.

Business Applications, Computer Systems and Infrastructure

         Castelle has completed a comprehensive review and inventory of its business applications and computer systems, including servers and network infrastructure, to insure that they are Year 2000 compliant. To date, the Company has installed and/or upgraded all computer network file servers and infrastructure (hubs, switches, modems and access devices) to hardware and software that is certified to be Year 2000 compliant by its vendors. In addition, Castelle's main business application from Computer Associates International, Inc. (Computer Associates) has been upgraded to a Year 2000 compliant version as certified by Computer Associates. During the next three months the Company expects to complete an upgrade of all desktop (including laptop) computers to Microsoft NT software certified by Microsoft Corporation as Year 2000 compliant. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company due to planned modifications to existing software and conversions to new software which have been implemented or are being implemented by the Company over the next year.

Key business partners

         The Company is in the process of conducting a comprehensive review of its key business partners, including customers, suppliers and vendors, to identify those critical to the success of the Company's operations that may have Year 2000 issues which could adversely affect the operations of the Company. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company due to planned modifications by our key business partners to their existing systems and conversions to new software which have been implemented or are being implemented by the Company's key business partners over the next year. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 issue may have a material adverse impact on the operations of the Company. The Company cannot give assurance the third parties with whom it does business will address any Year 2000 issues in their own systems on a timely basis.


Costs

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. At the present time, all costs associated with the installation and upgrading of equipment and software have been related to routine upgrades of the Company's business systems. However, the Company cannot give any assurance that significant costs associated with unforeseen circumstances will not significantly affect the future results of the Company.


Products

         The Company has completed a comprehensive review of its products, both firmware and software, to insure that they are Year 2000 compliant. This was done to insure that the Company's products are free of any Year 2000 issues discussed above. The Company believes that the more recent versions of its products are Year 2000 compliant, meaning that users of its products should not experience performance difficulties as a result of the need to process dates later than December 31, 1999. In order to avoid difficulties, users will need to install the versions of the Company's software that are Year 2000 compliant. For example, FaxPress systems require the use of a software and firmware release of at least version 3.7.3 and InfoPress requires that at least version 2.0 be installed for compliance with Year 2000 requirements. The Company provides upgrade kits to allow customers to install these versions. The Company's products work in conjunction with network operating systems such as Novell NetWare and Microsoft Windows 95/NT, and while these products appear to be Year 2000 compliant, the Company cannot accept responsibility for Year 2000 compliance of any network operating system. If modifications or upgrades to these network operating systems are not completed in a timely fashion, the Year 2000 issue may have a material adverse impact on the Company's business, operating results and financial condition.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         None.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

                (a)  None.

                (b)  None.

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


CASTELLE

By:   /s/ Arthur H. Bruno                               Date: November 19, 1998
      Arthur H. Bruno
      Chairman of the Board,
      Chief Executive Officer and Director

By:   /s/ Randall I. Bambrough                          Date: November 19, 1998
      Randall I. Bambrough
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial and Chief Accounting Officer)