Form 10-K
period 1998-12-31
CASTELLE \CA\
filed 1999-03-31
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any amendment to this Form 10-K. ___

The approximate aggregate market value of the voting common equity held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market was $2,821,000 as of February 22, 1999.

The number of shares of Common Stock outstanding as of February 22, 1999 was 4,337,575.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 33-99628-LA-), as amended, are incorporated herein by reference into Part IV of this Annual Report on Form 10-K and portions of the proxy statement to be filed in connection with the annual meeting to be held May 25, 1999 are incorporated herein by reference into Part III of this Report.

                                    CASTELLE
                                    FORM 10-K
                                TABLE OF CONTENTS


                                                                                                                PAGE

PART I        ....................................................................................................1

     ITEM 1.      BUSINESS........................................................................................1

     ITEM 2.      PROPERTIES.....................................................................................25

     ITEM 3.      LEGAL PROCEEDINGS..............................................................................25

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........................................25


PART II       ...................................................................................................26

     ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...........................26

     ITEM 6.      SELECTED FINANCIAL DATA........................................................................27

     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION..........28

     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................33

     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................34

     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........34


PART III      ...................................................................................................35

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................35

     ITEM 11.     EXECUTIVE COMPENSATION.........................................................................35

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................35

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................35


PART IV       ...................................................................................................36

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................36


SIGNATURES    ...................................................................................................38


                                     PART I

ITEM 1.       BUSINESS

         The following summary should be read in conjunction with, and is qualified in its entirety by, the more detailed information and Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

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


                                  INTRODUCTION

         Castelle (the "Company") designs, develops, markets and supports network enhancement products, both software and hardware, that improve the productivity, performance and functionality of local area networks ("LANs") and enhance the LAN user's ability to communicate. The Company's products consist of: FaxPress, an integrated hardware/software network faxing solution; Object-Fax, an enterprise-level Windows NT fax server software product; InfoPress an enterprise-level fax-on-demand software product and LANpress print servers.

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

         The Company's objective is to be a leading worldwide supplier of network enhancement solutions. Key elements of the Company's strategy to achieve this objective include: maintaining market focus in order to provide the Company with a competitive edge in innovation and time-to-market relative to its larger competitors; broadening its software offerings to leverage its installed base of fax products and print servers; continuing to develop products that are widely compatible with leading network operating systems and adapting those products for remote access and Internet connectivity capabilities; strengthening and maintaining its domestic and international distribution network; and expanding existing relationships and fostering new alliances to augment the Company's product offerings that enable the Company to respond quickly to technological changes.

         The Company has adapted its products for use with the Internet and on the World Wide Web (the "Web"), and will continue to focus on the effect the Internet has had on network productivity. For example, the Company has developed Internet fax capability with its FaxPress and Object-Fax fax servers and Internet print capability with its LANpress print servers.

         The Company distributes its products primarily through a two-tier, domestic and international distribution network, with its distributors selling Castelle's products to value-added resellers ("VARs"), retailers and other resellers. The Company's three major domestic distributors include Ingram Micro, Inc. ("Ingram"), Tech Data Corporation ("Tech Data") and Merisel, Inc.
("Merisel"). The Company's major international distributor is Macnica Corporation ("Macnica") in Japan. The Company also has relationships with certain original equipment manufacturers and sells software and upgrades directly to end-users.

         In April 1998, the Company completed its acquisition of the Object-Fax NT products, a facsimile software application designed for LANs, wide area networks ("WANs") and Internet-based networks, from Tolvusamskipti HF, an Icelandic corporation.

         The Company was incorporated in California in 1987, and its principal offices are located at 3255-3 Scott Boulevard, Santa Clara, California 95054. The Company's telephone number is (408) 496-0474. Castelle(R), LANpress(R) and JetPress(R) are registered trademarks and FaxPressTM, InfoPressTM and
Object-FaxTM are trademarks of the Company. This Annual Report on Form 10-K includes trademarks and trade names of other companies.


                                  RISK FACTORS

         Shareholders or investors considering the purchase of shares of the Company's Common Stock should carefully consider the following risk factors, in addition to other information in this Annual Report on Form 10-K.

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

         The Company's operating results may vary significantly from quarter to quarter due to a variety of factors, including changes in the Company's product and customer mix, constraints in the Company's manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by the Company or its competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures and economic conditions in the United States, Europe and Asia. The Company's backlog at any given time is not necessarily indicative of actual sales for any succeeding period. The Company's sales will often reflect orders shipped in the same quarter in which they are received. In addition, significant portions of the Company's expenses are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts. Therefore, if the Company inaccurately forecasts demand for its products, the impact on net income may be magnified by the Company's inability to adjust spending quickly enough to compensate for the net sales shortfall. The Company's performance in any quarter is not necessarily indicative of its performance in any subsequent quarter.

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

History of Losses; Accumulated Deficit

         The Company has experienced significant operating losses and, as of December 31, 1998, had an accumulated deficit of $21.4 million. The development and marketing by the Company of new products will continue to require substantial product development and other expenditures. Although the Company had been profitable in 1996 and 1995, the Company has sustained losses in 1998 and 1997 and there can be no assurance that growth in net sales or profitability will be achieved or sustained in future years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Threat of Delisting from The Nasdaq National Market System

         The Company participated in a hearing with The Nasdaq Listing Qualifications Panel on March 5, 1999 for the purpose of determining whether the Company's common stock will continue to be listed on The Nasdaq National Market. The hearing was scheduled because the market value of the public float of the Company's outstanding common stock failed to meet the $5.0 million minimum as required by The Nasdaq National Market listing maintenance standards. The Company anticipates a decision on this matter by The Nasdaq Stock Market within the next several weeks. If The Nasdaq Stock Market should determine to delist the Company's stock, the decision would be communicated after the close of the market and would be effective immediately. Should the Company's common stock be delisted from The Nasdaq National Market System, it might be approved by The Nasdaq Stock Market for listing on The Nasdaq SmallCap Market, but the Company can give no assurance that such approval may be granted. In the absence of such approval, the Company's common stock may be listed on the OTC Bulletin Board. There can be no assurance that an active trading market for the Company's common stock will develop following listing on either The Nasdaq SmallCap Market or the OTC Bulletin Board, or, if it develops, that it will be sustained. Lack of an active trading market would have an adverse effect on a shareholder's ability to liquidate an investment in the Company's common stock easily and quickly at a reasonable price. It might also contribute to volatility in the market price of the Company's common stock. Delisting from The Nasdaq National Market System could adversely affect the Company's ability to raise additional equity or debt financing on reasonable terms or at all. Failure to obtain desired financing on acceptable terms could adversely affect the Company's business, financial condition and results of operations.

Rapid Technological Change; Risks Associated with New Products

         The market for the Company's products is affected by rapidly changing networking technology and evolving industry standards. The Company believes that its future success will depend upon its ability to enhance its existing products and to develop and introduce new products which conform to or support emerging network telecommunications standards, are compatible with a growing array of computer and peripheral devices, support popular computer and network operating systems and applications, meet a wide range of evolving user needs and achieve market acceptance. There can be no assurance that the Company will be successful in these efforts. The Company has incurred, and the Company expects to continue to incur, substantial expenses associated with the introduction and promotion of new products. There can be no assurance that the expenses incurred will not exceed research and development budgets or that new products will achieve market acceptance and generate sales sufficient to offset development costs. In order to develop new products successfully, the Company is dependent upon timely access to information about new technological developments and standards. There can be no assurance that the Company will have such access or that it will be able to develop new products successfully and respond effectively to technological change or new product announcements by others. Furthermore, the Company expects that printer and other peripheral manufacturers will add features to their products that make them more network accessible, which may reduce demand for the Company's network enhancement devices. There can be no assurance that products or technologies developed by others will not render the Company's products non-competitive or obsolete. The fax-on-demand market in general has been negatively affected by the growth of the Web and the Internet. Although the Company has new Web/fax/e-mail products in development, there can be no assurance these products will compete successfully. Complex products such as those offered by the Company may contain undetected or unresolved hardware defects or software errors when they are first introduced or as new versions are released. Changes in the Company's or its suppliers' manufacturing processes or the inadvertent use of defective components by the Company or its suppliers could adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. The Company has in the past discovered hardware defects and software errors in certain of its new products and enhancements after their introduction. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that despite testing by the Company and by third-party test sites, errors will not be found in future releases of the Company's products, which would result in adverse product reviews and negatively affect market acceptance of these products.

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

Key Personnel

         The Company's success depends to a significant degree upon the continued contributions of the Company's key management, marketing, product development and operational personnel. The success of the Company will depend to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. If the business of the Company grows, it may become increasingly difficult for it to hire, train and assimilate the new employees needed. The Company's inability to retain and attract key employees could have a material adverse effect on the Company's product development, business, operating results and financial condition. The Company does not carry key person life insurance with respect to any of its personnel. See "Business -- Research and Product Development."

Competition and Price Erosion

         The network enhancement products and computer software markets are highly competitive, and the Company believes that such competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce prices. The Company currently competes principally in the market for network fax servers and network print servers and fax-on-demand software. Increased competition, direct and indirect, could adversely affect the Company's business and operating results through pricing pressure, loss of market share and other factors. In particular, the Company expects that, over time, average-selling prices for its print server products will continue to decline, as the market for these products becomes increasingly competitive. Any material reduction in the average selling prices of the Company's products would require the Company to increase unit sales in order to avoid a reduction in net sales and would adversely affect gross margins. There can be no assurance the Company will be able to maintain the current average selling prices of its products or the related gross margins.

         The principal competitive factors affecting the market for the Company's products include product functionality, performance, quality, reliability, ease of use, quality of customer training and support, name recognition, price, and compatibility and conformance with industry standards and changing operating system environments. Several of the Company's existing and potential competitors, most notably the Hewlett-Packard Company ("Hewlett-Packard") and Intel Corporation ("Intel"), have substantially greater financial, engineering, manufacturing and marketing resources than does the Company. The Company also experiences competition from a number of other companies. In addition to its current competitors, the Company may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripherals, communications and software companies. As the Company develops and introduces more fax server software products, it is experiencing increasing competition from companies such as Applied Voice Technology, Inc., Omtool, Ltd. and Computer Associates International, Inc. There can be no assurance that competitors will not introduce products incorporating technology more advanced than that of the Company. In addition, certain competing methods of communications such as the Internet or electronic mail could adversely affect the market for fax products. Certain of the Company's existing and potential competitors are manufacturers of printers and other peripherals, and these competitors may develop closed systems accessible only through their own proprietary servers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

International Sales

         Sales to customers located outside Canada and the United States accounted for approximately 38% and 47% of the Company's net sales in 1998 and 1997, respectively. The Company sells its products in 39 foreign countries through approximately 73 international distributors. Macnica, the Company's principal Japanese distributor, and Azlan Group PLC ("Azlan"), the Company's largest United Kingdom distributor, accounted for approximately 67% and 9% of the Company's international sales in 1998, respectively, and 68% and 11% of the Company's international sales in 1997, respectively. In October 1998, the Company terminated its agreement with Azlan. As a result, Ingram Micro (UK) Ltd. ("Ingram-UK") in the future will now generate a major portion of the sales previously created with Azlan in the past. The Company expects that international sales will continue to represent a significant portion of the Company's product revenues and that the Company will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. See also "Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses." Although the Company has not previously experienced any difficulties under foreign law in exporting its products to other countries, there can be no assurance that the Company will not experience such difficulties in foreign countries in the future. In addition, because the Company primarily invoices its foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for the Company's products by causing its prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on the Company's international sales and a resulting material adverse effect on the Company's business, operating results and financial condition. The Company may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. See "Business -- Sales, Marketing and Distribution."

Lack of Product Revenue Diversification

         The Company derives substantially all of its sales from its fax and print server products. During 1998 and 1997, both products represented 100% of total net sales. The Company expects that these hardware and software products will continue to account for a majority of the Company's sales in the future. A decline in demand for these products as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

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

Concentration of Distributors; Distribution Risks

         The Company sells its products primarily through a two-tier domestic and international distribution network, with the Company's distributors selling the Company's products to VARs, retailers and other resellers. The personal computer and networking products distribution industry has been characterized by rapid change, including consolidations due to the financial difficulties of distributors and the emergence of alternative distribution channels. In addition, an increasing number of companies are competing for access to these channels. The Company's five largest distributors accounted for 57% of its net sales in 1998 and 68% of the Company's net sales in 1997. Macnica, the Company's principal Japanese distributor, and Ingram, the Company's largest domestic distributor, accounted for approximately 26% and 17% of the Company's net sales in 1998, respectively, and 32% and 14% of the Company's net sales in 1997. The Company's distributors typically represent other products that are complementary to, or compete with, those of the Company. While the Company attempts to encourage its distributors to focus on its products through marketing and support programs, these distributors may give higher priority to products of other suppliers, thereby reducing the efforts they devote to selling the Company's products. In particular, certain of its competitors, including Hewlett-Packard and Intel, sell a substantially higher total dollar volume of products through several of the Company's large United States distributors and, as a result, the Company believes such distributors give higher priority to products offered by such competitors. The Company's distributors are not contractually committed to future purchases of the Company's products and could discontinue carrying the Company's products at any time for any reason. In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. The Company has a stock rotation policy with certain of its distributors that allows them to return marketable inventory against offsetting orders. Should the Company reduce its prices, the Company credits certain of its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. In addition, due to industry conditions or the actions of competitors, inventory levels of the Company's products held by distributors could become excessive resulting in product returns and inventory write-downs. There can be no assurance that in the future returns and price protection will not have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Sales, Marketing and Distribution" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses

         The Company's success depends to a certain extent upon its technological expertise and proprietary software technology. The Company relies upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect its technologies. Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that the Company's current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. The Company also relies on technology licenses from third parties. There can be no assurance that these licenses will continue to be available to the Company upon reasonable terms, if at all. Any impairment or termination of the Company's relationship with third-party licensors could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's precautions will be adequate to deter misappropriation or infringement of its proprietary technologies. Furthermore, while the Company has obtained federal registration for many of its trademarks in the United States, certain of its trademarks have not been registered in the United States, and the Company has registered some of its trademarks in foreign jurisdictions. There can be no assurance that the Company's use of such registered trademarks will not be contested by third parties in the future. See "Business-Research and Product Development" and "-Proprietary Rights."

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

Voting Control by Officers, Directors and Affiliates

         At February 22, 1999, the Company's officers and directors and their affiliates beneficially owned approximately 35% of the outstanding shares of Common Stock. Accordingly, together they had the ability to significantly influence the election of the Company's directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

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

                                    BUSINESS

General

         Castelle designs, develops, markets and supports network enhancement products, both software and hardware, that improve the productivity, performance and functionality of LANs and enhance the LAN user's ability to communicate. The Company's current products include: FaxPress, an integrated hardware/software network faxing solution; Object-Fax, an enterprise-level Windows NT fax server software product; InfoPress an enterprise-level fax-on-demand software product and LANpress print servers. See "Business -- Research and Product Development."

         In April 1998, the Company completed its acquisition of the Object-Fax NT products, a facsimile software application designed for LANs, WANs and Internet-based networks, from Tolvusamskipti HF, an Icelandic corporation, in exchange for $300,000 in cash and 100,000 shares of Castelle common stock and the right, at Castelle's option, to receive the number of additional shares of Castelle common stock on the date six months after the acquisition necessary to make the fair market value of the common stock received in the transaction not less than $500,000, or the cash equivalent of such additional shares. The value of the common stock received in the transaction was less than $500,000 six months after the acquisition. The Company is in the process of determining whether an additional cash payment will be made or whether additional shares will be issued. The option is equivalent to either a cash payment of approximately $386,000, representing the difference between $500,000 and the fair market value of 100,000 shares six months after the acquisition or an additional 339,000 shares of the Company's common stock.

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

         Fax Products: Fax machines typically used in business environments are characterized by relatively low quality transmissions, low data transmission rates and the inability to send and receive faxes simultaneously. Fax machines also require labor-intensive sorting, copying and routing of faxes in paper form. Alternatively, a dedicated personal computer with a fax modem, while able to store incoming faxes electronically and improve fax quality, is not economical in a LAN environment because each user must have his or her own fax modem and dedicated telephone line. Fax servers have emerged as an economical alternative for providing high performance faxing capability to network users. A fax server connects a LAN to one or more telephone lines, enabling a large number of users to share dedicated telephone lines. Users are able to send faxes directly from their computers or workstations, eliminating the need to print a document, take it to a stand-alone fax machine and wait for its transmission. In addition, a fax server can sort incoming faxes and route them electronically and confidentially directly to the electronic mailboxes of the intended recipients and store non-urgent outgoing faxes for automatic transmission at an "off-peak" time when telephone rates are lower. In addition to fax servers, the Company also has fax-on-demand products. Fax-on-Demand is the ability to use a touch-tone phone and a fax machine to request and receive hard copies of documents on demand. Although there are a wide variety of applications installed, the two most common applications are customer support and literature fulfillment applications. The largest industry using fax-on-demand is the high-technology sector, with applications also installed in travel, government, newspapers, manufacturing and non-profit organizations. Essentially, any company with information to disseminate publicly is a potential fax-on-demand customer.

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

         Broaden Software Offerings - In order to leverage its significant installed base of fax and print servers, the Company is developing a range of value-added software options which increase the functionality of Castelle's products and enable them to address specialized applications because customers are interested in obtaining more value from the fax products, Castelle will continue to enhance the current base of product and create new software options. Additionally, to increase product functionality, Castelle will continue partnering with other software companies to provide key product options like Internet fax capability, operating system interfaces, and contact management software. Examples of applications currently available include electronic mail gateways, optical character recognition/image enhancement software and billing/analysis and other management utility software. Utilizing an extensive internal database of over 6,000 corporate end-users of Castelle products, the Company is marketing these products through a direct telemarketing team.

         Expand Product Line - The Company is leveraging its expertise in easy-to-use, cost-effective enhancement solutions to offer new network and communications enhancement products. The Company continues to expand both its fax and print server products.

         Strengthen and Maintain Distribution Channels - The Company has established a two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. The Company has launched its "global partner program" in an effort to expand the reseller channel and to strengthen relationships with existing VARs. The global partner program offers enhanced benefits, which will allow VARs to increase the sale of Castelle products. The Company also sells through OEM vendors such as Fujitsu Ltd. ("Fujitsu"). The Company is focused on maintaining and strengthening its current distribution network in North America, Europe, and Asia-Pacific regions.

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

Products

         The Company develops and markets a broad range of products that enhance network productivity, performance and functionality. The Company's current products include: FaxPress, an integrated hardware/software network faxing solution; Object-Fax, an enterprise-level Windows NT fax server software product; InfoPress an enterprise-level fax-on-demand software product; LANpress print servers and a range of software enhancements for its fax and print server products.

         Fax Products

                  The Company's fax products include FaxPress fax hardware/software server systems, Object-Fax fax server software and InfoPress fax-on-demand software. The Company's fax server products allow network users to send, receive, route, print, store, edit and retrieve fax transmissions from their own personal computers on a LAN. These fax server products enable all network users to access fax services without requiring a large investment in stand-alone fax machines, fax modem boards or additional telephone lines. Network-based fax capability is a logical extension of network printing capability, enabling users to transmit documents directly to a fax device as easily as if they were printing to a laser printer or sending an electronic mail message. Applications running on a LAN user's personal computer or workstation can send a native document. The fax software then converts the file to fax format and sends the fax to the intended recipient. The fax products also provide network administration features like control, monitoring, logging, configuration, etc. The Company's fax server products are designed to comply with regulatory standards in the United States as well as countries in Europe and the Pacific Rim. During 1998 and 1997, fax products represented 68% and 58%, respectively, of total net sales.

                  FaxPress Systems - Castelle's FaxPress fax server systems are turnkey network-based fax solutions consisting of fax server hardware and software. FaxPress is a compact, self-contained fax server that connects directly to a LAN and contains fax modem hardware that is accompanied by software that is installed from any personal computer or workstation on the LAN. FaxPress system products are available in configurations that support one, two, four or eight dedicated telephone lines. Key features of the FaxPress products (configured with its current software versions) include:

                      o Ability to send faxes from many applications: Easy faxing from within any Windows, Windows 95/98 and Windows NT application through a print driver. Also faxing of native documents for many popular formats like Microsoft Office, Lotus Smart Suite and HTML.

                      o Broad networking support: FaxPress servers install and operate in both TCP/IP and SPX/IPX network environments. FaxPress also support file servers with Windows NT and Novell NetWare operating systems. The server supports multiple simultaneous clients on the network.

                      o Electronic routing of faxes: Electronic routing of faxes enhances efficiency and confidentiality through electronic delivery direct to the fax inbox of the intended recipient.

                      o Full 32-bit Windows features: A full featured 32-bit Windows application for user activities like fax send, receive, queue, status, fax viewing, saving, printing, phone books, etc.

                      o Full administrative controls: Through a 32-bit interface, FaxPress provides server configuration, user management, transaction logs, phonebook setup and printer setup, etc.

                      o Ability to integrate with multiple e-mail environments: FaxPress has the ability to integrate e-mail environments to send and receive faxes as e-mail messages from Exchange, Notes, ccMail and SMTP systems.

                      o Ability to use fax servers in tandem: Load sharing between fax servers provides the capability to stack up to three fax server units and share up to 24 modems for outbound faxing.

                      o Group broadcasts/scheduled transmission: Delayed sending feature allows users to send faxes during "off-peak" hours, facilitating low-cost communications for group broadcast and other uses.

                      o FaxPress hardware: FaxPress hardware units are complete, self contained networking devices that contain a main board consisting of a CPU, memory, controls, a network interface (10 or 100 BaseT). There are optionally 1-2 fax boards consisting of a CPU and 2-4 modem lines per board.

                           The Company  offers a family of  FaxPress  fax server
                  systems ranging from entry-level products to high-end fax solutions capable of supporting over 500 users. The suggested U.S. list prices for FaxPress fax server products range from $1,695 to $7,495. The server pricing is based on hardware model, with no per user costs. The following table summarizes the Company's FaxPress system products:



                                                                               -----------------------------
                                                                                    Network Environment
  ----------------------------------------------------------------------------------------------------------
                         Number of    Number of                                   NetWare      Windows NT
                          Modems        Micro-         Memory       Network    3.x, 4.x, 5.x    (IPX,IP)
                                      Processors    (Megabytes)     Topology       (IPX)
      Product Model
  ----------------------------------------------------------------------------------------------------------
  OfficeConnect Fax          1            1              4          Ethernet        |X|            |X|
  FaxPress 1500-N         1 or 2          1              8          Ethernet        |X|            |X|
  FaxPress 3500           2 or 4         2-3             8         Ethernet /       |X|            |X|
                                                                   Token Ring
  FaxPress 5000           4 or 8         2-3             32        Ethernet /       |X|            |X|
                                                                      Fast
                                                                    Ethernet
  ----------------------------------------------------------------------------------------------------------

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

                      o SDK: The Company's FaxPress SDK application consists of a set of utility functions that send, receive, and manage faxes from a FaxPress sever on the network. A "C-based" API is also available, which allows programmers to integrate faxing functions into their current applications or to create new customized applications that use the FaxPress server.

                       o  Software  Options:  The  Company  offers  a  range  of
                          value-added software options which increase the functionality of Castelle's FaxPress systems and enable the FaxPress to address specialized applications. Software upgrades and options are available to the installed base of FaxPress units at prices ranging from $99 to $1,375. The following table describes the available software options:



  ------------------------------------------------------------------------------
  Software Option                   Description
  ------------------------------------------------------------------------------
  Castelle Internet Faxing          Castelle   Internet   Faxing   provides  the
                                    ability  to send  faxes  to  other  FaxPress
                                    units via the Internet.

  Microsoft Exchange Gateway        Integrates   the  FaxPress  into   Microsoft
                                    Outlook,  enabling users to send and receive
                                    faxes from  Outlook in  addition  to sending
                                    documents   in   native    format   as   fax
                                    attachments.

  Lotus Notes Gateway               Integrates  the  FaxPress  into Lotus Notes,
                                    enabling  users  to send and  receive  faxes
                                    from Lotus Notes.

  STMP Gateway                      Allows users to send and receive  faxes from
                                    any     e-mail     application     in     an
                                    Internet-standard STMP environment.

  Embedded Codes Gateway            Enables  mainframe  computer  users  to send
                                    faxes  using the  FaxPress  server.

  Optical Character Recognition/    Enables an incoming fax to be converted into
  Image Enhancement                 an  editable   format.   Image   enhancement
                                    capability enables the electronic editing of
                                    a fax image to correct visual defects.


  Billing and Analysis Software     Analyzes  and  allocates  cost of  faxing by
                                    user,  department  or  customer  and creates
                                    "ready to print" reports.

  ------------------------------------------------------------------------------

                  Object-Fax Software - Object-Fax runs on the Microsoft Windows NT 4.0 platform. It is a 32bit multi-threaded distributed fax server that is designed to handle up to 60 fax ports per server and supports Windows and e-mail clients. The clients may run on any 16 or 32 bit Windows platform. The system also supports integration of custom applications running on other platforms through a file-based API. The Object-Fax server uses intelligent fax boards that are installed on the Windows NT platform as an interface to fax protocols and the telephone systems.

                      The Object-Fax product consists of the following major components.

                      o The Object-Fax Server: The Object-Fax server is designed to be robust and scalable. It integrates with advanced Windows NT platform technologies like DCOM, RPC, ODBC and SQL. Each Object-Fax server PC can operate up to 60 fax lines at a time, which can be analog, DID, ISDN, or T1 phone lines. Each fax line can be separately configured to send and/or receive faxes. If not configured specifically, Object-Fax will detect which lines are free and send and receive through the available lines.

                      o Object-Fax E-mail Integration: The Object-Fax server provides a true integration into Microsoft Exchange with an optional add-on module. The Object-Fax Exchange Connector allows users to send faxes as they would send e-mail and to receive faxes in their inbox. A customer can use their corporate global cover pages in faxes. Object-Fax also integrates into any other e-mail system that supports SMTP with an optional SMTP Gateway (cc: Mail, Lotus Notes, GroupWise), enabling e-mail users to fax e-mail messages in the same way they send Internet mail.

                      o Object-Fax Windows Client: Object-Fax offers an ease-of-use feature that enables end users to send and receive from the desktop. It is designed with a 32-bit client interface for Windows 95/98 and Windows NT and a 16-bit client interface for Windows 3.1. The
                          Object-Fax Windows client is intuitive and has received many awards in the past for being one of the easiest fax interfaces to use. Features include the floating tool bar, fax merge, fax enveloping, on-screen notifications and TOM.

                      o Object-Fax Broadcast Client: The Broadcast Client is a high-performance, 32-bit application that enables broadcasts to a large group of recipients stored in any ODBC or SQL database. No importing is required since the Broadcast Client attaches directly to the database and there are no size limitations on each group. The Broadcast Client is a Windows 95/98 and Windows NT 4.0 application that "looks and feels" like Microsoft Explorer. Equipped with an area code parser, there is no need to add a 1 in front of long distance fax numbers or removing the local area code from the fax broadcast list, as that function is automatically performed.

                      o Object-Fax Administration Client: Network administrators can oversee and manage all Object-Fax users from their workstation with the Object-Fax Administrator, and these user accounts can be imported from Novell or Windows NT file server. The Object-Fax administrator also gives complete control over routing of outgoing and incoming faxes through an intelligent routing manager.

                      o Object-Fax Report Manager: The Report Manager provides access to statistical reports about the Object-Fax system. These reports can be organized hierarchically, and each report is connected directly to the Object-Fax SQL database for live updates. Users can easily add new reports to the library of reports since the report manager supports Crystal Reports, a widely used database tool of Seagate Technology, Inc.

                      o Integration Tools: Object-Fax FAPI 2.0 enables corporate developers to easily add fax capabilities to their applications no matter on what platform they run. This powerful integration tool is an ASCII-based integration tool that allows an application running on any platform to fax ASCII, TIFF, PCL5, and PostScript files.

                  InfoPress Software - Castelle's InfoPress fax-on-demand product suite consists of numerous software components that are designed to operate together in a robust and scalable manner which runs on the Microsoft Windows NT platform. The NT server also requires voice and fax processing hardware, as well as, telephone system interface (analog or T1) hardware with as few as 2 and as many as 288 ports that are actually deployed at a customer site.

                      InfoPress  replaces  an  older  Ibex  product,  FactsLine.
                  InfoPress software enables the access of information via a phone and a fax machine and allows the dissemination of information via "broadcasting" to a select database of fax numbers. InfoPress allows companies to use one source of documents in a Castelle document library and to automatically publish the documents using either the fax-on-demand and/or e-mail-on-demand methods.

                      o Fax-on-Demand: Fax-on-Demand allows a user to request and receive information on demand by dialing a telephone number. Then the user will interact with a series of voice prompts to select specific documents, by simply using the telephone keypad, and requesting delivery of these documents to a fax number.

                      o E-mail-on-Demand: E-mail-on-Demand is the ability to use e-mail (local or Internet) to request and receive information on demand. Auto-reply e-mail exists today, but is limited to receiving one document, usually in text format. The main benefit of e-mail-on-demand is the ability to utilize a document library common to the fax-on-demand library.

                      o Web Integration: InfoPress supports Web HTML documents in the document library. The Web documents are automatically rendered into a fax document when required.

         Print Servers

                  The Company's print server products perform network-printing services otherwise handled by a file server or a dedicated personal computer. The Company offers a family of multi-protocol external and internal print servers that enhance overall network performance by reducing the burden on the file server or a dedicated personal computer. During 1998 and 1997, print server (LANpress and JetPress) products represented 32% and 42%, respectively, of total net sales.

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

                  LANpress Products - The Company's LANpress products are external print servers that are independent nodes on a network. They represent superior methods of connecting printers to a LAN due to their multi-protocol capabilities. With a variety of configurations for a single printer or up to 4 printers, and support for NetWare (true NDS), UNIX, Windows NT, Windows 95/98, Windows for Workgroups and AppleTalk, LANpress is compatible with printers with standard parallel or serial interfaces and is targeted at the large installed base of stand-alone printers. LANpress has remote management and configuration features enabling the network administrator to check for print queues and status, locate sources of problems and reconfigure units within the network from anywhere on the LAN. LANpress selectively routes to all networked printers and thereby improves the productivity of all printers across the network. LANpress products can serve up to 56 print queues on up to 16 file servers. LANpress was recently enhanced to provide Internet printing capability. This allows the PCs to submit e-mails and attachments to LANpress for printing via the Internet. The suggested U.S. list price for LANpress print servers ranges from $149 to $549.

         The following table summarizes the Company's line of LANpress external print servers:

                                        -----------------------------------------------------
                                                       Network Environment
----------------------------------------.....................................................-------------------------
                             Ethernet                               Windows                      Flash
   Product Configuration      Network   NetWare 3.x,  UNIX TCP/IP  3.11 / 95       Apple        Upgrade    Internet
                             Interface    4.x, 5.x                 / 98 / NT     Ethertalk    Capability    Printing
----------------------------------------------------------------------------------------------------------------------

LANpress 1P/100 MP (1)          |X|          |X|          |X|         |X|           |X|           |X|         |X|
LANpress 3P/100 (2)             |X|          |X|          |X|         |X|           |X|           |X|         |X|
LANpress Jr. MP (3)             |X|          |X|          |X|         |X|           |X|           |X|         |X|
LANpress 1P MP (1)              |X|          |X|          |X|         |X|           |X|           |X|         |X|
LANpress 2+1 MP (4)             |X|          |X|          |X|         |X|           |X|           |X|         |X|
LANpress 3+1 MP (2)             |X|          |X|          |X|         |X|           |X|           |X|         |X|
OfficeConnect Print (5)         |X|          |X|          |X|         |X|                         |X|
----------------------------------------------------------------------------------------------------------------------
   --------------------
   (1)1 Centronics parallel port
   (2)Numbers refer to the number of parallel and serial port connections, respectively.
   (3)Connects directly to port on Printer
   (4)Numbers  refer to the number of  parallel  and serial  port connections,  respectively.  The LANpress 2+1 MP also comes with a Token Ring network interface.
   (5)2 Centronics parallel ports


Research and Product Development

         The Company has made substantial investments in research and product development. The Company believes its future performance will depend in large part on its ability to enhance its current products, maintain technological competitiveness and meet an expanding range of customer requirements.

         Castelle continues to invest in enhancing the FaxPress products by developing new versions of client and server software and server hardware. The product feature set is driven by the increasing complexity of user needs. The increasing complexity of user needs results from the proliferation of client and network environments, the continued importance of Windows NT based systems and the increasing importance of Internet faxing.

         New versions of hardware are in development to enable 100mbps and higher performance at the lower end of the product group. Further, new versions of the client software will have enhancements in:

         o  Improved administrative convenience

         o Management of user login/authorization via existing network mechanisms (NDS, NT)

         o  Integration with 3rd Party applications, such as contact managers

         o  Integration with corporate ODBC databases

         o  Enhanced fax archiving and storage capabilities

         o  Support for e-commerce and Web integration

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

         In the Object-Fax products, enhancements are planned to enable other fax board manufacturers and new board types from existing manufacturers to be supported. This will allow more cost effective solutions for high capacity T1 lines, support for ISDN PRI in Europe, etc. Development plans also include greater enhancements of Internet fax features, more efficient e-mail integration, higher performance clustering features, etc.

         The InfoPress product line is being enhanced to improved integration with the Object-Fax product while providing increased robustness and ease of installation.

         There can be no assurance that the Company will be successful in developing and marketing the new software and hardware product versions or in responding to other emerging technological developments or that any development will achieve commercial acceptance. The Company is seeking and will continue to seek to hire additional skilled development engineers. Such engineers are likely to be in short supply, and the Company's business, operating results and financial condition could be adversely affected if it encounters delays in hiring or fails to retain the required skilled engineers. See "Business -- Risk Factors -- Key Personnel."

Sales, Marketing and Distribution

         Castelle sells its products through multiple channels, the channel used being determined by the product, market and customer need. The Company has an established two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. The Company also sells through OEM vendors such as Fujitsu. Software enhancements and options that complement the FaxPress products are primarily marketed directly by the Company to registered end-users. The direct sales group works closely with the distributors and VARs in qualifying sales opportunities for the fax and print server products. The Company is maintaining its distribution network in North America, Europe, and Asia-Pacific regions. The Company's European headquarters provides sales and support services primarily to the United Kingdom.

         Demand for Castelle's products is created through a variety of marketing programs. These programs include targeted and active participation in industry networking and communication trade shows, as well as advertising in associated publications. The Company increases awareness of Company products by advertising, conducting direct mail campaigns, sending Company newsletters, offering seminars, trade shows and conferences and other forms of public relations efforts. The Company also employs Internet marketing tools to attract new customers. The Company's entire Web site has been updated and designed to assist perspective customers obtain information about products of Castelle and to be able to contact sales personnel. The Company has launched sales and marketing efforts designed to encourage VARs and other resellers to promote and sell the Company's products.

         The Company's five largest distributors accounted for approximately 57% of the Company's net sales in 1998 and 68% of its net sales in 1997. Macnica, the Company's principal Japanese distributor, and Ingram, the Company's largest domestic distributor, accounted for approximately 26% and 17%, respectively, of the Company's net sales in 1998 and 32% and 14%, respectively, of its net sales in 1997. Sales to customers located in the Pacific Rim and Europe made up approximately 38% and 47% of the Company's net sales in 1998 and 1997, respectively. The Company's distributors typically represent other products that are complementary to or compete with, those of the Company. While the Company attempts to encourage its distributors to focus on its products through marketing and support programs, these distributors may give higher priority to products of other suppliers, thereby reducing the efforts they devote to selling the Company's products. In particular, certain of its competitors, including Hewlett-Packard and Intel, sell a substantially higher total dollar volume of products through several of the Company's large United States distributors and, as a result, the Company believes such distributors give higher priority to products offered by such competitors. The Company's distributors are not contractually committed to future purchases of the Company's products and could discontinue carrying the Company's products at any time for any reason. In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. The Company has a stock rotation policy with certain of its distributors that allows them to return marketable inventory against offsetting orders. Should the Company reduce its prices, the Company credits certain of its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. In addition, due to industry conditions or the actions of competitors, inventory levels of the Company's products held by distributors could become excessive resulting in product returns and inventory write downs.

Customer Service and Support

         The Company provides customers with support services, which are available to assist customers with installation, use and operation issues that will ensure smooth and reliable operation of Castelle products. The Company's network engineers, located at corporate headquarters, provide technical support via telephone, fax and e-mail during normal Company business days from 6:00 a.m. to 6:00 p.m. (Pacific Time). As part of the Company's global partner program, VARs have access to "priority technical support" via a special toll free number that provides immediate access to Castelle network engineers. Support is provided under warranty as well as with different extended software and hardware support agreements sold directly to the customer by the Company. The Company also has other customer support activities, including a Web site as well as an internal help desk system. The Company has a call management automated call distribution system to provide improved levels of support to help resolve customer issues.

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

         The Company does not currently have any material long-term supply contracts with any of its manufacturing subcontractors or component suppliers other than an agreement with SerComm relating to the manufacture of print servers. Other than its relationship with SerComm, the Company purchases components on a purchase order basis. The Company owns all engineering, sourcing documentation, functional test equipment and tooling used in manufacturing its products, except for the products which are produced by SerComm, and believes that it could shift product assembly to alternate suppliers if necessary. Certain key components of the Company's products, including a modem chip set from Rockwell, and a microprocessor from Motorola, are currently available from only single sources. Other components of the Company's products are currently available from only a limited number of sources. In addition, the Company subcontracts a substantial portion of its manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support the manufacturing requirements of the Company. The Company's ability to obtain these components or sub-assemblies is dependent upon its ability to accurately forecast customer demand for its products and to anticipate shortages of critical components or sub-assemblies created by competing demands upon suppliers. If the Company were unable to obtain a sufficient supply of high-quality components or sub-assemblies from its current sources, the Company could experience delays in obtaining such components or sub-assemblies from other sources. Resulting delays or reductions in product shipments could adversely affect the Company's business, operating results and financial condition and damage customer relationships. See "Business -- Risk Factors Dependence on Suppliers and Subcontractors." Furthermore, a significant increase in the price of one or more of these components or sub-assemblies or the Company's inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect the Company's business operating results and financial condition.

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

         Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's precautions will be adequate to deter misappropriation or infringement of its proprietary technologies. Furthermore, while the Company has obtained federal registration for many of its trademarks in the United States, certain of its trademarks have not been registered in the United States and the Company has registered some of its trademarks in foreign jurisdictions. There can be no assurance that the Company's use of such unregistered trademarks will not be contested by third parties in the future. In addition, the laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally there can be no assurance that the Company's current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. The Company also relies on technology licenses from third parties. There can be no assurance that these licenses will continue to be available to the Company upon reasonable terms, if at all. Any impairment or termination of the Company's relationship with third-party licensors could have a material adverse effect on the Company's business, operating results and financial condition.

Government Regulation

         See  "Business -- Risk Factors -- Government Regulations."

Employees

         As of December 31, 1998, the Company employed a total of 96 full-time equivalent personnel, 22 in manufacturing, 28 in sales and marketing, 19 in engineering, 15 in customer service and 12 in finance and administration. The Company intends to continue to hire additional personnel in connection with the expansion of its operations. The Company has never had a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

         The Company has entered into confidentiality agreements with all its employees (including its officers) that prohibit disclosure of information confidential to the company to anyone outside of the Company both during and subsequent to employment and require disclosure to the Company of ideas, discoveries or inventions relating to or resulting from the employee's work for the Company and assignment to the Company of all proprietary rights to such ideas, discoveries or inventions.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Executive Officers

         The names of the executive officers of the Company and their ages as of February 22, 1999 are set forth below:

      Name         Age       Position
Arthur H. Bruno    65   Chairman of the Board
Donald L. Rich     57   President and Chief Executive Officer
Jerome J. Burke    58   Executive Vice President
Prasad Raje        33    Chief Technical Officer, Vice President of Engineering


Arthur H. Bruno

     Mr. Bruno served as the Company's Chairman of the Board since October 1993, as Chief Executive Officer from October 1993 through April 1997 and from November 1997 to November 1998, and as President from October 1993 through April 1997. From February 1996 to the present he has served as the Chairman of the Board and as a director of Ashlar, a privately held maker of computer-aided design software. From 1991 to 1993, he was Chairman of the Board and Chief Executive Officer of White Pine Software Inc., a desktop connectivity company. From 1989 to 1991, he was the Chairman of the Board and Chief Executive Officer of Wellsley Medical Management Corporation, a primary care medical service provider. From 1986 to 1989, he was the Chairman of the Board and Chief Executive Officer of Visual Technology Incorporated, the predecessor to White Pine Software Inc. Mr. Bruno has served as a director of White Pine Software, Inc. since February 1994 and is also a director of several privately held companies.

Donald L. Rich

     Mr. Rich joined the Company in November 1998 and has served as Chief Executive Officer and President from November 1998 to the present. From January 1997 until November 1998, Mr. Rich was self-employed. From 1993 through 1997, Mr. Rich was Chief Executive Officer and President of Talarian Corporation. Prior to that, he held various sales and marketing management positions at Integrated Systems, Inc. and International Business Machines Corporation.

Jerome J. Burke

     Mr. Burke joined the Company in December 1993 and has served as Executive Vice President from November 1998 to the present. He served as the Company's President and Chief Operating Officer from November 1997 to November 1998 and Executive Vice President from December 1993 to November 1997. From 1988 through November 1993, Mr. Burke was Executive Vice President of Sales and Marketing of White Pine Software Inc. and its predecessor, Visual Technology Incorporated.

Prasad Raje

     Dr. Raje joined the Company in May 1997 and was appointed to the position of Vice President of Engineering and Chief Technical Officer. Prior to joining the Company, Dr. Raje was an engineering manager with Hewlett-Packard Company from 1995 to 1997 and a member of the technical staff from 1991 to 1995. Dr. Raje was a founder of Internet Information Systems, one of the early Web site development companies in 1994 and has served as its President from that date through the present. Dr. Raje received his Ph.D. and MS degrees, both in Electrical Engineering, from Stanford University.
                                      24.

Other Key Employees

         In addition to directors and executive officers, the Company has the following key employee:

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


ITEM 2.       PROPERTIES

         The Company's headquarters, including its executive offices and corporate administration, development, manufacturing, marketing, sales and technical services/support facilities, are located in Santa Clara, California with an aggregate of approximately 21,400 square feet of floor space. The Company occupies this facility under a lease, the term of which expires in October 2000. The Company also occupies an additional 2,000 square feet of floor space that is located in El Dorado Hills, California. This facility is under a lease, the term of which expires in March 2001. In addition, the Company rents office space for sales and customer support offices in Illinois, Pennsylvania and the United Kingdom. The Company believes its existing facilities will be adequate to meet its requirements for the foreseeable future.


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

FISCAL 1997                     HIGH                 LOW
     First Quarter                  $8 1/2              $5 1/4
     Second Quarter                 $6 3/4              $3 7/8
     Third Quarter                  $5 1/16             $3 1/2
     Fourth Quarter                 $6 1/4              $1 5/8

FISCAL 1998                     HIGH                 LOW
     First Quarter                  $3 3/8              $2
     Second Quarter                 $4                  $1 1/2
     Third Quarter                  $2 1/2              $   7/8
     Fourth Quarter                 $1 5/8              $   1/2

         As of December 31, 1998, there were 127 holders of record of the Company's Common Stock, which does not include those who held in street or nominee name. On February 22, 1998, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $1 per share.

Dividend Policy

         The Company has not paid cash dividends on its Common Stock. It is currently the intention of the Board of Directors to retain any and all earnings for use in the Company's business and the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial information has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                      Years ended December 31,
                                              --------------------------------------------------------------------------
                                                  1998           1997            1996           1995           1994
                                              -------------  -------------  --------------  -------------  -------------
                                                              (in thousands, except per share amounts)
INCOME STATEMENT DATA:
     Net Sales                                    $21,746        $25,343         $29,461        $25,082        $19,486

     Gross Profit                                 $11,598        $13,507         $14,468        $11,511         $7,983
     Gross Profit as a % of Net Sales                 53%            53%             49%            46%            41%

     Net income/(loss)                            ($7,534)       ($6,895)         $5,724         $2,024          ($378)
     Net income/(loss) as a % of Net Sales           (35%)          (27%)            19%             8%            (2%)

     Net income/(loss) per share - diluted         ($1.67)        ($1.54)          $1.45          $0.78        ($0.16)

BALANCE SHEET DATA:
     Cash and Cash Equivalents                     $3,924         $6,204          $8,161         $7,268           $907
     Working Capital                               $6,763        $10,816         $13,163         $8,912           $884
     Total Assets                                 $12,494        $18,926         $27,303        $14,728         $7,124
     Long-term Liabilities                            $98            $52              --            $75           $354
     Stockholders Equity                           $7,501        $14,855         $21,616         $9,289         $1,355

         Net loss for 1998 and 1997 included net charges for restructuring and other non-recurring items of $5.1 million and $6.1 million, respectively, and a net benefit of $2.5 million in 1996. For detailed information on these transactions see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Other Charges and Amortization of Intangible Assets" and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K. Excluding the restructuring and other items referenced above, net income (loss) and net income
(loss) per share on a diluted basis would have been has follows:

                                                                      Years ended December 31,
                                              --------------------------------------------------------------------------
                                                  1998           1997            1996           1995           1994
                                              -------------  -------------  --------------  -------------  -------------
                                                              (in thousands, except per share amounts)

  Net income/(loss) excluding restructuring
     and non-recurring items                      ($2,445)         ($829)         $3,215         $2,024          ($378)

  Net income/(loss) per share, diluted,
     excluding restructuring and
     non-recurring items                           ($0.54)        ($0.19)          $0.82          $0.78        ($0.16)


                                      27.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Castelle's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in the section entitled "Business - Risk Factors".


Results of Operations

         Net Sales

                  Net sales decreased 14% to $21.7 million in 1998 from $25.3 million in 1997. The decline of $3.6 million in net sales resulted primarily from lower sales of the Company's print server products in Japan, increases in the sales return allowance during the fourth quarter of 1998 of approximately $1.0 million which allowed the Company to better manage the level of inventory in the distribution channel and increases in local competition in Europe. Print server product sales declined 35% to $7.0 million in 1998 from $10.7 million during 1997.

                  In 1997, net sales decreased 14% to $25.3 million from $29.5 million in 1996. The $4.2 million decline in net sales resulted primarily from lower sales of the Company's print server products in Japan and Europe due to increased local competition, price erosion and a component shortage in the fourth quarter of 1997 which impacted the ability of the Company to fill orders for print servers. Print server product sales declined 25% to $10.7 million in 1997 from $14.2 million during 1996. Approximately $800,000 of the shortfall is attributed to the component shortage.

                  International sales were $8.3 million, $11.9 million, and $15.5 million in 1998, 1997 and 1996, respectively, representing 38%, 47% and 53%, respectively, of net sales in 1998, 1997 and 1996. Lower international sales in 1998 and 1997 were the result of a reduction in general demand for the Company's products in Asia and increased local competition in Europe. Most of the Company's international sales to date have been denominated in U.S. dollars. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.


         Cost of Sales

                  Cost of sales includes cost of materials, including components, manuals, diskettes, packaging materials, assembly and shipping, as well as certain royalties. Cost of sales also includes compensation costs and overhead related to the Company's manufacturing operations and warranty expenses. Cost of sales were $10.1 million, $11.8 million and $15.0 million in 1998, 1997 and 1996, respectively, and represented 47%, 47% and 51% of net sales for those years. Most significantly, cost of sales as a percentage of net sales remained constant in 1998 when compared to 1997. This was the result of a higher proportion of net sales being derived from higher margin fax products, including Object-Fax, offset by a lower gross margin percentage on sales of print servers and unfavorable manufacturing overhead absorption rates due to lower volumes.

                  From 1996 to 1997, the decrease in cost of sales as a percentage of net sales was primarily attributable to changes in product mix resulting in a higher proportion of net sales being derived from higher margin fax products. Further, in 1997, sales of products acquired from Ibex, principally software, helped to favorably impact gross margins. This improvement was somewhat offset by unfavorable overhead absorption rates, due to lower volumes.

         Research & Development

                  Research and product development expenses were $2.9 million, $3.1 million and $2.4 million in 1998, 1997 and 1996, respectively, and represented 13%, 12% and 8% of net sales for those periods. Most of the Company's product development efforts during these periods were focused on fax-related products, although much of the resultant technology has application to the further development of the Company's print server products. A significant percentage of the Company's research and product development expenses are related to software development. The absolute dollar amount of research and product development expense decreased slightly in 1998 due to improved expense controls. However, the Company continues to be committed to the development of highly competitive new products and services through the efficient utilization of its engineering resources.

                  The increase in research and development expenses in 1997 compared to 1996 was mainly due to the integration of Ibex development efforts.

         Sales & Marketing

                  Sales and marketing expenses were $8.8 million, $9.2 million and $7.4 million for 1998, 1997 and 1996, respectively, and represented 40%, 36% and 25% of net sales for those periods. The expense decline in 1998 compared to 1997 was due to a reorganization of the sales and marketing activities implemented in the fourth quarter of 1997, resulting in more efficient operations and a smaller staff, which was partially offset by the integration of Object-Fax sales efforts.

                  Sales and marketing expenses increased in 1997 compared to 1996 due to the integration of the Ibex sales organization and an increase in the number of sales and marketing personnel.


         General & Administrative

                  General and administrative expenses were $2.4 million, $2.3 million and $1.6 million for 1998, 1997 and 1996, respectively, or 11%, 9% and 5% of net sales for those periods. The increase in expenses in 1998 was due to an increase in the Company's allowance for doubtful accounts and severance costs associated with executives who left the Company, which was only partially offset by expense reductions resulting from the Company's restructuring implemented in the fourth quarter of 1997.

                  The increase in 1997  expenses  over 1996  expenses was due to
         increased   utilization  of  professional   services  and  Ibex-related
         expenses.
                                      29.

         Restructuring and Other Charges & Amortization of Intangible Assets

                  In April 1998, the Company completed its acquisition of the Object-Fax NT products from Tolvusamskipti HF, an Icelandic corporation. A portion of the purchase price was allocated to in-process research and development, and, accordingly, the Company recorded a one-time charge against earnings in the second quarter of 1998 of $1.1 million, as the technology acquired had not reached technological feasibility and had no alternative future use. The Company also recorded intangible assets of $160,000, which are being amortized over 12 months, resulting in a $120,000 charge in 1998. In determining the amount of in-process research and development, we engaged an independent valuation firm to conduct an appraisal of the acquired assets. The intangible assets acquired, including in-process research and development, were valued based on estimates of future cash flows discounted to their present value at risk-adjusted rates of return. In September 1998, the Chief Accountant of the SEC expressed concerns about the methodologies many companies were using in determining the amount of in-process research and development. An SEC working group has been formed to study this issue, however at this time it is unknown what guidelines this group will generate and whether these guidelines will differ from the valuation methods traditionally employed. The SEC's concerns appear to focus on excluding from the valuation the costs of any effort to complete development currently underway and an apportionment of cash flow estimates based on the stage of completion of in-process technology. The Company reviewed the original valuation in light of the guidelines suggested by the SEC, and does not believe, at this time, that there would be a material change if such guidelines were applied. See the Company's Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

                  In the third quarter of 1997, the Company recorded a total restructuring charge of $6.2 million to restructure its operations to streamline activities and focus on key products to reduce ongoing costs. Of the total restructuring charge, $1.2 million was to account for implementing and completing the restructuring plan which included relocation of the Company's European office, exit from certain lines of business, a workforce reduction, the write-off of certain assets relating to Ibex and other estimated restructuring costs. This was in addition to a charge of $5.0 million associated with the write-off of the Ibex goodwill and related intangibles. Further, the Company recorded amortization expense of $574,000 in 1997 related to intangible assets associated with the write-down to fair market value of assets acquired in the merger with Ibex in November 1996.

                  In the fourth quarter of 1996, a total of $1.2 million in other charges was booked due to a $1.1 million write-off of Ibex's in-process research and development, and $96,000 of amortization for the intangible assets and goodwill associated with the Company's acquisition of Ibex in November 1996.


         Interest Income, net

                  Net interest income was $170,000, $288,000 and $340,000 in 1998, 1997 and 1996, respectively. The decrease in interest income in 1998 and 1997 versus the prior years is due to declining cash balances as a result of the losses realized in 1998 and 1997.


         Provision for (Benefit from) Income Taxes

                  In the fourth quarter of 1998, due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company provided a full valuation allowance against its deferred tax asset, resulting in a non-recurring, non-cash charge of $4.0 million.

                  The Company recorded a net benefit from income taxes in 1997 and 1996 of $732,000 and $3.5 million, respectively. At the time, these amounts reflected the recognition of various deductible deferred assets, including prior years' net operating loss carry forwards, business tax credits and various temporary accounting differences. See
         Note 9 of the Notes to Consolidated Financial Statements for a discussion of the Company's provision for income taxes.

Liquidity and Capital Resources

         Since its inception in 1987, Castelle has funded its operations primarily through the issuance of capital stock and the assumption of bank debt. As of December 31, 1998, the Company had $3.9 million of cash and cash equivalents, down from $6.2 million for the same period in 1997. Working capital decreased to $6.8 million at December 31, 1998 from $10.8 million at December 31, 1997. The decrease in cash, cash equivalents and working capital is primarily due to the operating loss incurred in 1998, cash required to acquire the Object-Fax products and cash utilized to repurchase 292,500 shares of the Company's common stock during the fourth quarter of 1998.

         The Company has a $3.0 million secured revolving line of credit with a bank, which expired in December 1998, pursuant to which the Company may borrow 100% against pledges of cash at the bank's prime rate (8.50% at December 31, 1998). Borrowings under this line of credit agreement were collateralized by all of the assets of the Company. Under the terms of the loan agreement, the Company was restricted from loaning money or assets or entering into any mergers or acquisitions where the total consideration exceeds $15,000,000, without the bank's consent. The Company was in compliance with the terms of the agreement, and at December 31, 1998 had no borrowings under the line of credit. The Company is currently negotiating an extension of this line of credit.

         In December 1997, as a source of capital asset financing, the Company entered into a loan and security agreement with a finance company for an amount up to $288,000. As of December 31, 1998, the Company had drawn $288,000 against this amount of which $194,000 is outstanding at December 31, 1999. The loan is subject to an interest rate of 10.11%, is repayable by December 2000 and is collateralized by a certificate of deposit of $125,000, which is classified as restricted cash on the Company's balance sheet.

         As of December 31, 1998, , net accounts receivable were $3.5 million, up from $3.3 million for the same period in 1997. In 1998 the average DSO was 87 versus 55 at the end of 1997. This is the result of a lower proportion of net sales from Japan, which historically paid promptly, and an increase by other customers in the amount of time it takes them to pay their bills.

         Net inventories as of December 31, 1998 were $3.7 million, down slightly from $3.8 million in 1997. Inventory turnover for the year-ended 1998 was 1.9, down from 2.8 in 1997.

         Castelle acquired additional capital equipment of $271,000, $732,000 and $364,000 in 1998, 1997 and 1996, respectively. The decline in capital equipment spending in 1998 was primarily the result of large one-time purchases in 1997 for the Company's customer support system and an upgrade to the internal network infrastructure.

         Although the Company believes that its existing capital resources and expected cash flows from operations will be sufficient to meet its anticipated capital requirements at least through the next 12 months, the Company may be required to seek additional equity or debt financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's existing and new products and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all.

Year 2000 Issue

         The Company has completed a comprehensive review of its business applications, computer systems and infrastructure and products. In addition, Castelle is in the process of conducting a comprehensive review of its key business partners to identify those that could be adversely affected by the Year 2000 issue and is developing and implementing a plan to resolve issues identified. The Year 2000 issue refers to the inability of many computer systems to process accurately dates later than December 31, 1999. Date codes in many programs are abbreviated to allow only two digits for the year, e.g. "98" for the year 1998. Unless these programs are modified to handle the century date change, they will likely interpret the year "00", that is, the year 2000, as the year 1900. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems as well as in computer systems of third parties with whom the Company does business worldwide, including banks and credit processing entities, factories, customers and others.


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

         Costs

                  The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. At the present time, all costs associated with the installation and upgrading of equipment and software have been related to routine upgrades of the Company's business systems, which to date have been approximately $90,000. However, the Company cannot give any assurance that significant costs associated with unforeseen circumstances will not significantly affect the future results of the Company.


         Products

                  The Company has completed a comprehensive review of its products, both firmware and software, to insure that they are Year 2000 compliant. This was done to insure that the Company's products are free of any Year 2000 issues discussed above. The Company believes that the more recent versions of its products are Year 2000 compliant, meaning the products will perform functions correctly when processing dates later than December 31, 1999. In order to avoid difficulties, users will need to install the versions of the Company's software that are Year 2000 compliant. For example, FaxPress systems require the use of a software and firmware release of at least version 3.7.3 and InfoPress requires that at least version 2.0 be installed for compliance with Year 2000 requirements. Full details on Year 2000 compliance of the Company's products are available on the Company's Web site. The Company provides upgrade kits to allow customers to install these versions. The Company's products work in conjunction with network operating systems such as Novell NetWare and Microsoft Windows 95/98/NT, and while these products appear to be Year 2000 compliant, the Company cannot accept responsibility for Year 2000 compliance of any network operating system. If modifications or upgrades to these network operating systems are not completed in a timely fashion, the Year 2000 issue may have a material adverse impact on the Company's business, operating results and financial condition.


         Contingency Plans


                  The Company is in the process of developing contingency plans in the event that the Company's systems or products prove to not be Year 2000 compliant. The Company is currently reviewing its key business activities to develop plans to support ongoing business operations in the event of a disruption and expects these plans to be completed shortly. However, the Company cannot give any assurance that these contingency plans will be effective in preventing Year 2000 related disruptions in the business which could have a material adverse impact on the Company's business, operating results and financial condition.


ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at December 31, 1998. However, the Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of the Company's revenue is transacted in U.S dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to the financial statements of Castelle, therefore we believe that foreign currency exchange rates should not materially affect the Company's overall financial position, results of operations or cash flows. The fair value of the Company's money market account or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment. However, sharp declines in interest rates could seriously harm interest earnings on this account.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a) The following financial statements of the Company and the report of the Company's independent accountants are included in Item 14:

                                                                                                       Page in
                                                                                                      Form 10-K

                      Report of Independent Accountants.............................................    F-1
                      Consolidated Balance Sheets as of December 31, 1998 and 1997..................    F-2
                      Consolidated Statements of Operations for the years ended
                           December 31, 1998, 1997 and 1996.........................................    F-3
                      Consolidated Statement of Shareholders' Equity for the years ended
                           December 31, 1998, 1997 and 1996.........................................    F-4
                      Consolidated Statements of Cash Flows for the years ended
                           December 31, 1998, 1997 and 1996.........................................    F-5
                      Notes to Consolidated Financial Statements....................................    F-6


         (b) The following financial statement schedules of Castelle for the years ended December 31, 1998, 1997 and 1996 are filed as part of this Form 10-K and should be read in conjunction with the Company's Financial Statements.

                                                                                                       Page in
                                                                                                      Form 10-K

                      Report of Independent Accountants.............................................    F-1
                      Schedule II - Valuation and Qualifying Accounts...............................    F-21


                  Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Financial Statements or Notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain  information with respect to executive officers is set forth in
Part I of this Annual Report on Form 10-K. Additional information required by this Item is incorporated herein by reference to the sections entitled "Directors" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" of the Proxy Statement related to the Company's 1999 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the sections entitled "Executive Compensation" and "Certain Transactions" in the Company's Definitive Proxy Statement.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's Definitive Proxy Statement.

                                                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K:


              1.   Consolidated  Financial  Statements  required  to be filed by
                   Item 8 of Form 10-K. See the list of Financial Statements contained in Item 8 of this Report.

              2. Financial Statement Schedules required to be filed by Item 8 of Form 10-K. See the list of Financial Statement Schedules contained in Item 8 of this Report.

         (b) A Form 8-K was filed on November 28, 1998 reporting, under Item 5 of the Form 8-K, the appointment of Donald L. Rich as President and Chief Executive Officer.

         (c)  Exhibits

               2.1(1) Agreement and Plan of Merger, dated as of August 22, 1996 among Castelle, Ibex Technologies, Inc. and Certain Shareholders of Ibex Technologies, Inc.

               3.1(2) Amended and Restated Articles of Incorporation of the Company.

               3.4(3)   Amended and Restated Bylaws of the Company.

               4.1      Reference is made to Exhibits 3.1 and 3.4.

               4.2 Fifth Amended and Restated Registration Rights Agreement dated November 20, 1996 by and among the Registrant and certain holders of the Company's Common Stock and Warrants to purchase Common Stock.

               10.2(2)* 1995 Non-Employee Directors' Stock Option Plan, and form of Director Stock Option Agreement.

               10.3(4)  Warrant for Common Stock issued to Unterberg Harris.

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

               10.9(2) Distributor Contract dated June 25, 1991, as amended June 25, 1991, by and between the Registrant and Tech Data Corporation.

               10.10(2) Distribution  Agreement dated March 26, 1992, as amended
                        March 26, 1992, by and between the Registrant and Merisel, Inc.

               10.11(2) Distributor  Agreement  dated  October 1,  1990,  by and between the Registrant and Vitek.

               10.12(2) International  Distributor  Agreement dated February 24,
                        1994, by and between the Registrant and Macnica.

     ------------------
     (1) Filed as an exhibit to the Company's Form 8-K dated August 22, 1996 and incorporated herein by reference.
     (2) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 33-99628-LA-) or amendments thereto and incorporated herein by reference.
     (3) Filed herewith.
     (4) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year-ended December 31, 1995 and incorporated herein by reference.
     * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

               10.14(5)* 1988 Equity Incentive Plan, as amended.

               10.15(4) Warrant for Common Stock issued to RvR Securities Corp. 10.16(6)*Form of Executive Severance and Transition Benefits
                        Agreement between the Company and Messier. P. Raje.

               10.17(6)*Form of  Executive  Severance  and  Transition  Benefits
                        Agreement between the Company and Messier. J. Burke.

               10.19(3)*Employment  agreement  between the Company and  Messier.
                        D. Rich.

               11.1(3) Computation of Net Income (Loss) Per Share. Reference is made to page F-19 of the Notes to Consolidated Financial Statements.

               23.1(3)  Consent of PricewaterhouseCoopers LLP.

               24.1(3) Power of Attorney. Reference is made to the signature page (page 38). 27.1(3) Financial data schedule.

     ------------------
     (1) Filed as an exhibit to the Company's Form 8-K dated August 22, 1996 and incorporated herein by reference.
     (2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 33-99628-LA-) or amendments thereto and incorporated herein by reference.
     (3) Filed herewith.
     (4) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year-ended December 31, 1996 and incorporated herein by reference.
     (5) Filed as an exhibit to the Company's Registration Statement on Form S-8, dated March 29, 1999, (File No. 333-75247)
     (6) Filed as an exhibit to the Company's Form 10-Q for the period ended September 26, 1997 and incorporated herein by reference.
     * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
                                      37.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                               By:    /S/ DONALD L. RICH
                                      Donald L. Rich
                                      Chief Executive Officer and President

                                                                  March 30, 1999

         KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arthur H. Bruno, Donald L. Rich and Laurie Gee, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                               Title                    Date


 /S/ ARTHUR H. BRUNO    Chairman of the Board and Director        March 26, 1999
 -------------------
   Arthur H. Bruno

 /S/ DONALD L. RICH    Chief Executive Officer, President         March 30, 1999
 ------------------    and Director
   Donald L. Rich      (principal executive officer)

 /s/ LAURIE GEE        Vice President, Finance and                March 30, 1999
 ------------------    Administration
     Laurie Gee        (principal financial and accounting officer)


 /s/ JOHN FREIDENRICH  Director                                   March 26, 1999
---------------------
  John Freidenrich

 /s/ ALAN KESSMAN      Director                                   March 26, 1999
------------------
    Alan Kessman

                       Director                                   March 26, 1999
---------------------
  Robert Hambrecht

                           Castelle and Subsidiaries
                       Consolidated Financial Statements
                        as of December 31, 1998 and 1997
                     and for each of the three years in the
                         period ended December 31, 1998

                        Report of Independent Accountants




To the Board of Directors and
Shareholders of Castelle


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Castelle and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
San Jose, California
February 5, 1999

Castelle and Subsidiaries
Consolidated Balance Sheets
(in thousands)

--------------------------------------------------------------------------------------------------------------------

                                                                                            December 31,
                                                                                ....................................
                                                                                      1998               1997
                                                                                -----------------  -----------------
Assets
Current assets:
    Cash and cash equivalents                                                         $   3,924          $   6,204
    Restricted cash                                                                         125                125
    Accounts receivable, net of allowance for doubtful accounts
           of $720 in 1998 and $490 in 1997                                               3,472              3,273
    Inventories                                                                           3,739              3,786
    Prepaid expenses and other current assets                                               398                573
    Deferred income taxes                                                                     -                874
                                                                                -----------------  -----------------
           Total current assets                                                          11,658             14,835

Property and equipment, net                                                                 666                938
Other, net                                                                                  170                 93
Deferred income taxes                                                                         -              3,060
                                                                                -----------------  -----------------

             Total assets                                                             $  12,494          $  18,926
                                                                                =================  =================

Liabilities and Shareholders' Equity
Current liabilities:
    Long-term debt, current portion                                                    $     96           $     87
    Accounts payable                                                                      2,084              1,312
    Accrued liabilities                                                                   2,715              2,620
                                                                                -----------------  -----------------
           Total current liabilities                                                      4,895              4,019

Other long-term liabilities                                                                  98                 52
                                                                                -----------------  -----------------
           Total liabilities                                                              4,993              4,071
                                                                                -----------------  -----------------

Commitments (Note 6)

Shareholders' Equity:
    Preferred stock, no par value:
      Authorized:  2,000 shares in 1998 and 1997
      Issued and outstanding:  none in 1998 and 1997                                          -                  -
    Common stock, no par value:
      Authorized:  25,000 shares
      Issued and outstanding: 4,337 shares in 1998
           and 4,490 shares in 1997                                                      29,255             28,955
    Notes receivable for purchase of common stock                                          (274)              (274)
    Deferred compensation                                                                  (120)                 -
    Accumulated deficit                                                                 (21,360)           (13,826)
                                                                                -----------------  -----------------
           Total shareholders' equity                                                     7,501             14,855
                                                                                -----------------  -----------------

             Total liabilities and shareholders' equity                               $  12,494          $  18,926
                                                                                =================  =================



                                       F-2
   The accompanying notes are an integral part of these financial statements.

Castelle and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------------

                                                                               Years Ended December 31
                                                               ........................................................
                                                                     1998                1997               1996
                                                               ------------------  -----------------  -----------------

Net sales                                                             $  21,746          $  25,343          $  29,461
Cost of sales                                                            10,148             11,836             14,993
                                                               ------------------  -----------------  -----------------
        Gross profit                                                     11,598             13,507             14,468
                                                               ------------------  -----------------  -----------------

Operating expenses:
    Research and development                                              2,878              3,141              2,357
    Sales and marketing                                                   8,776              9,180              7,357
    General and administrative                                            2,443              2,296              1,566
    Amortization of intangible assets                                       120                574                 96
    Restructuring and other charges                                       1,124              6,224              1,079
                                                               ------------------  -----------------  -----------------
                                                                         15,341             21,415             12,455
                                                               ------------------  -----------------  -----------------

           Operating  income (loss)                                      (3,743)            (7,908)             2,013

Interest income, net                                                        170                288                340
Other income (expense), net                                                   4                 (7)              (157)
                                                               ------------------  -----------------  -----------------

Income (loss) before provision for (benefit from)
    income taxes                                                         (3,569)            (7,627)             2,196
Provision for (benefit from) income taxes                                 3,965               (732)            (3,528)
                                                               ------------------  -----------------  -----------------

           Net income (loss)                                         $   (7,534)        $   (6,895)         $   5,724
                                                               ==================  =================  =================

Net income (loss) per common share - basic                            $   (1.67)         $   (1.54)         $    1.55
                                                               ==================  =================  =================

Shares used in per share calculation - basic                              4,507              4,470              3,701
                                                               ==================  =================  =================

Net income (loss) per common share - diluted                          $   (1.67)         $   (1.54)         $    1.45
                                                               ==================  =================  =================

Shares used in per share calculation - diluted                            4,507              4,470              3,942
                                                               ==================  =================  =================

                                       F-3
   The accompanying notes are an integral part of these financial statements.

Castelle and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 1998 and 1997
(in thousands)


------------------------------------------------------------------------------------------------------------------------------

                                                                             Notes
                                                                           Receivable
                                                                              for
                                                                           Purchase
                                                                               of
                                                      Common Stock           Common      Deferred    Accumulated
                                                ..........................
                                                  Shares        Amount       Stock     Compensation    Deficit       Total
                                                ------------  ------------ ----------- ------------- ------------ ------------

Balances, December 31, 1995                          3,456     $  22,323     $  (379)      $     -    $ (12,655)    $  9,289

    Issuance of common stock through:
      Exercise of stock options                         23            10           -             -            -           10
      Exercise of underwriter's
        overallotment option                           150           976           -             -            -          976
    Issuance of common stock in
      connection with acquisition                      791         5,535           -             -            -        5,535
    Repurchase of common stock                           -            (1)          -             -            -           (1)
    Repayment of notes receivable                        -             -          83             -            -           83
    Net income                                           -             -           -             -        5,724        5,724

                                                ------------  ------------ ----------- ------------- ------------ ------------
Balances, December 31, 1996                          4,420     $             $  (296)      $     -    $  (6,931)   $
                                                                  28,843                                              21,616

    Issuance of common stock through
      exercise of stock options                         70           112           -             -            -          112
    Repayment of notes receivable                        -             -          22             -            -           22
    Net loss                                             -             -           -             -       (6,895)      (6,895)

                                                ------------  ------------ ----------- ------------- ------------ ------------
Balances, December 31, 1997                          4,490     $             $  (274)      $     -    $ (13,826)   $
                                                                  28,955                                              14,855

    Repurchase of common stock                        (293)         (384)          -             -            -         (384)
    Issuance of common stock through
      exercise of stock options                         40            12           -             -            -           12
    Issuance of common stock in
      connection with acquisition                      100           500           -             -                       500
    Deferred compensation related to options
      issued to consultant                               -           160           -          (160)                        -
    Amortization of deferred compensation                -             -           -            40            -           40
    Compensation expense related to fully
      vested options granted to consultant               -            12           -             -                        12
    Net loss                                             -             -           -             -       (7,534)      (7,534)

                                                ------------  ------------ ----------- ------------- ------------ ------------
Balances, December 31, 1998                          4,337     $  29,255     $  (274)     $   (120)   $ (21,360)    $  7,501
                                                ------------  ------------ ----------- ------------- ------------ ------------


                                       F-4
   The accompanying notes are an integral part of these financial statements.

Castelle and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

-----------------------------------------------------------------------------------------------------------------------

                                                                                 Year Ended December 31,
                                                                   ....................................................
                                                                        1998              1997              1996
                                                                   ----------------  ----------------  ----------------
Cash flows from operating activities:
    Net income  (loss)                                                $    (7,534)      $    (6,895)       $    5,724
    Adjustments to reconcile net income (loss) to
      net cash (used in) provided by operating activities:
        Depreciation and amortization                                         640               967               346
        Purchased in-process research and development                       1,124                 -             1,079
        Write-off of goodwill and other intangible assets                       -             5,074                 -
        Provision for doubtful accounts and sales returns                     909               220               (11)
        Provision for excess and obsolete inventory                           418               412                29
        Compensation expense related to grant of stock options                 52                 -                 -
        Loss on disposal of fixed assets                                       40                 -                 -
        Changes in assets and liabilities:
           Accounts receivable                                             (1,108)            2,289            (2,280)
           Inventories                                                       (371)           (1,357)              795
           Prepaid expenses and other current assets                          175                53               (19)
           Accounts payable                                                   772              (550)             (876)
           Accrued liabilities                                                 95            (1,205)              311
           Deferred income taxes                                            3,934              (367)           (3,567)
                                                                   ----------------  ----------------  ----------------
             Net cash (used in) provided by operating activities             (854)           (1,359)            1,531
                                                                   ----------------  ----------------  ----------------

Cash flows from investing activities:
    Acquisition of property and equipment                                    (223)             (732)             (364)
    Cash portion of Ibex acquisition, net of cash acquired                      -                 -            (1,159)
    Acquisition of Object-fax product line                                   (910)                -                 -
    (Increase) decrease in other assets                                         24              (14)               41
                                                                   ----------------  ----------------  ----------------
             Net cash used in investing activities                         (1,109)             (746)           (1,482)
                                                                   ----------------  ----------------  ----------------

Cash flows from financing activities:
    (Increase) decrease in restricted cash                                    142              (125)                -
    Proceeds from notes payable                                               (87)              146                 -
    Repayment of notes payable                                                  -                (7)             (193)
    Principal payments on capitalized leases                                    -                 -               (31)
    Proceeds from collection of note receivable for stock                       -                22               83
    Proceeds from issuance of common stock and warrants, net of              (372)              112              985
    repurchases
                                                                   ----------------  ----------------  ----------------
             Net cash provided by financing activities                       (317)              148              844
                                                                   ----------------  ----------------  ----------------

Net (decrease) increase in cash and cash equivalents                       (2,280)           (1,957)             893

Cash and cash equivalents, beginning of period                              6,204             8,161             7,268
                                                                   ----------------  ----------------  ----------------

Cash and cash equivalents, end of period                               $    3,924        $    6,204        $    8,161
                                                                   ================  ================  ================

Supplemental information:
    Cash paid during the period for:
      Interest                                                         $       27         $       3         $       6
      Income taxes                                                     $        5         $     123         $      86
    Noncash investing and financing activities:
      Conversion of preferred stock to common stock in connection
        with merger                                                    $        -         $       -         $     300
      Issuance of common stock for acquisition of Ibex                 $        -         $       -         $   5,535
      Issuance of common stock for acquisition of Object-fax
        product line                                                   $      500         $       -         $       -

                                       F-5
   The accompanying notes are an integral part of these financial statements.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.     Business and Organization of the Company

       Castelle (the "Company") designs, develops, markets and supports network enhancement products, both software and hardware, that improve the productivity, performance and functionality of local area networks ("LAN") and enhance the LAN user's ability to communicate. The Company's products consist of: FaxPress, an integrated hardware/software network faxing solution; Object-Fax, an enterprise-level Windows NT fax server software product; InfoPress an enterprise-level fax-on-demand software product and LANpress print servers. The Company distributes its products primarily through a two-tier, domestic and international distribution network, with its distributors selling Castelle's products to value-added resellers, system integrators, retailers and other resellers in the United States, Europe and the Pacific Rim. The Company also has relationships with selected original equipment manufacturers and sells software enhancements and upgrades directly to end users.

2.     Summary of Significant Accounting Policies

       Basis of consolidation
       The consolidated financial statements include the accounts of Castelle and its wholly owned subsidiaries in the United States and the United Kingdom. All intercompany balances and transactions have been eliminated.

       Use of estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Financial instruments
       Cash equivalents consist of highly liquid investments with original maturities of three months or less.
       Amounts reported for cash equivalents, receivables and other financial instruments approximate fair values based upon comparable market information available at the respective balance sheet dates.

       Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of cash, notes receivable and trade accounts receivable. The Company maintains its cash balances at a variety of financial institutions and has not experienced any losses relating to any of its money market funds or bank deposits.

       Certain risks and concentrations
       Ongoing customer credit evaluations are performed by the Company, and collateral is not required. The Company maintains allowances for potential returns and credit losses, and such returns and losses have generally been within management's expectations. Three customers accounted for 60% of accounts receivable at December 31, 1998 and three customers accounted for 67% of accounts receivable at December 31, 1997.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

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

       Property and equipment
       Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Amortization of leasehold improvements is provided on a straight-line basis over the life of the related asset or the lease term, if shorter. Gains and losses upon asset disposal are taken into income in the year of disposition.

       Accounting for long-lived assets
       The Company reviews property, equipment, goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Intangibles are amortized over their estimated useful lives (typically one to five years).

       Software production costs
       Costs related to the conceptual formulation and design of software products are expensed as research and development while costs incurred subsequent to establishing technological feasibility of software products are capitalized until general release of the product. Generally, technological feasibility is established upon completion of a working model. No significant costs subsequent to such point have been incurred, and all such costs have been expensed.

       Revenue recognition
       Product revenue is recognized upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivables is probable and product returns are reasonably estimable. The Company enters into agreements with certain of its distributors which permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. Revenues subject to stock rotation rights are reduced by management's estimates of anticipated exchanges. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. The Company recognizes revenue from the sale of extended warranty contracts ratably over the period of the contracts.

       Advertising costs
       Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $1,963,000, $2,471,000 and $2,304,000 in 1998, 1997 and 1996, respectively.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       Foreign currency translation
       The functional currency of the Company's foreign subsidiary is the U.S. dollar. Foreign currency gains and losses, which have not been material, are reported in the statement of operations.

       Net income (loss) per share
       Basic net income  (loss) per share is  computed  by  dividing  net income
       (loss) available to common shareholders by the weighted average number of common shares outstanding for that period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options and warrants.

       Restructuring
       In the quarter ended September 26, 1997, the Company announced and began to implement a restructuring plan. The Company recorded a $1,150,000 restructuring charge to account for the estimated costs of implementing and completing the restructuring plan. Such charge was in addition to the write-off of the Ibex goodwill and related intangibles as discussed in
       Note 3. These costs consist of $402,000 to exit from certain lines of business, $343,000 for employee termination costs and to exit from various leases in connection with the relocation of the Company's European office, $340,000 for estimated employee termination costs associated with reductions in the workforce, and $65,000 for other estimated restructuring costs. As of December 31, 1998, the Company had completed most of its restructuring plan with actual payments made of $1,122,000. The remaining balance of $28,000 will be used to complete the payment on vacated leases.

       Comprehensive income
       Castelle has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, therefore, no separate statement of comprehensive income has been presented.

       Segment information
       The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 31, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting and introduces requirements for interim reporting of segment information. The Company has determined that it uses one measurement of profitability of its business for internal reporting. The Company's international operations in 1998, 1997 and 1996 are analyzed in Note 11.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       New accounting pronouncements
       In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal 2000.

       In December 1998, the Accounting Standards Executive Committee, or AcSEC, released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

       The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on the Company's current revenue recognition policies.

3.     Acquisition of Ibex Technologies, Restatement and Related Charges

       In November 1996, the Company acquired Ibex Technologies, Inc. ("Ibex"), a company which designed, developed and marketed fax-on-demand, fax-gateway and fax broadcast applications. The Company issued 790,617 shares of its common stock in exchange for all of the outstanding common stock of Ibex and accounted for the transaction as a purchase.

       The total purchase price of Ibex, consisting of stock valued at $5,534,000 (based on the closing price at the closing date) plus direct costs of $1,430,000, was allocated to the net tangible and identified intangible assets of Ibex, including in-process research and development, in the amounts of $142,000, $2,739,000, and $1,079,000, respectively. The identified intangible assets, consisting primarily of the fair value of current technologies, customer lists, and the workforce were originally assigned a five-year life. The excess of the purchase price over the fair value of the assets acquired was approximately $3,004,000 and was originally amortized on a straight-line basis over 5 years. The amount of the purchase price allocated to in-process research and development related to products for which technological feasibility had not been established and for which there was no alternative future use. Accordingly, the in-process research and development was written off at the date of the acquisition and was included with restructuring and other charges on the accompanying statement of operations.

       In 1997 Ibex suffered significant losses on its current products due to increasing competition from Internet based applications and determined that its primary product under development was not economically feasible. As a result, management determined that the value assigned to goodwill and other intangible assets was not recoverable and such assets were written off. Such 1997 charges, included as part of restructuring and other charges, was $5,073,000, which amount was net of amortization recorded in 1997 of $574,000.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

4.     Acquisition of the Object-Fax NT Product Line

       In April 1998, the Company completed its acquisition of the Object-Fax NT product line, a facsimile software application designed for LAN's, WAN's and Internet-based networks, from Tolvusamskipti HF, an Icelandic corporation, in exchange for $300,000 in cash, 100,000 shares of Castelle common stock and the right to receive either additional cash or the number of additional shares of Castelle common stock on the date six months after the acquisition necessary to make the fair market value of the common stock and additional cash received in the transaction not less than $500,000 (the "Acquisition"). In connection with the Acquisition, Castelle also entered into asset acquisition agreements with Traffic USA, Inc. and Traffic Software USA, Inc. in which Castelle acquired fixed assets and intellectual property rights associated with the marketing, sales, distribution and support of the Object-Fax NT software. In exchange for these assets, Castelle paid $135,000 and agreed to pay a royalty on sales of the Object-Fax NT software, not to exceed $75,000 or to be paid beyond 24 months after the Acquisition. Additionally, Castelle entered into consulting and non-competition agreements with key employees of Traffic USA, Inc. and Traffic Software USA, Inc. The Acquisition has been accounted for as a purchase of assets and is valued at approximately $1.4 million, including acquisition-related expenses. A portion of the purchase price was allocated to in-process research and development relating to certain projects which had not reached technological feasibility and for which there was no alternative future use, and, accordingly, the Company recorded, a one-time charge against earnings in the second quarter of 1998 of $1.1 million. Further, the Company recorded intangible assets of $160,000, which are being amortized over 12 months.

       The value of the common stock received in the transaction was less than $500,000 six months after the acquisition. The Company is in the process of determining whether an additional cash payment will be made or whether additional shares will be issued. The option is equivalent to either a cash payment of approximately $386,000, representing the difference between $500,000 and the fair market value of 100,000 shares six months after the acquisition or an additional 339,000 shares of the Company's common stock.


5.     Balance Sheet Detail (in thousands)

       Inventories:

                                                                              December 31,
                                                                    ..................................
                                                                         1998              1997
                                                                    ----------------  ----------------

              Raw material                                                $  1,282          $  1,544
              Work in process                                                  130               486
              Finished goods                                                 2,327             1,756
                                                                    ----------------  ----------------

                                                                          $  3,739          $  3,786
                                                                    ================  ================

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------




       Property and equipment:

                                                                                 December 31,
                                                                    ..................................
                                                                         1998              1997
                                                                    ----------------  ----------------

              Production, test and demonstration equipment                 $   495           $   746
              Computer equipment                                             1,078             2,740
              Office equipment                                                  88               361
              Leasehold improvements                                           107               127
                                                                    ----------------  ----------------
                                                                             1,768             3,974
              Less accumulated depreciation and amortization                (1,102)           (3,036)
                                                                    ----------------  ----------------

                                                                           $   666           $   938
                                                                    ================  ================


       Accrued liabilities:

                                                                                 December 31,
                                                                       ..................................
                                                                            1998              1997
                                                                       ----------------  ----------------

              Accrued compensation                                           $  1,093           $   870
              Accrued sales and marketing                                         499               444
              Accrued professional fees                                            95               126
              Deferred revenue                                                    321               252
              Accrued income tax                                                  217               234
              Accrued acquisition costs                                           125                 -
              Other                                                               365               694
                                                                       ----------------  ----------------

                                                                             $  2,715          $  2,620
                                                                       ================  ================



6.     Commitments

       The Company leases facilities under noncancelable operating leases expiring through 2001. The Company is responsible for certain maintenance costs, taxes and insurance under the leases. Future minimum payments under noncancelable operating leases are as follows (in thousands):

              1999                                                    $   387
              2000                                                        357
              2001                                                         89
              2002                                                          8
                                                                ---------------

                                                                      $   841
                                                                ---------------


       Rent expense, including the facility lease and equipment rental, was $584,000, $332,000, and $374,000 for 1998, 1997 and 1996, respectively.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

7.     Bank Borrowings

       The Company had a $3.0 million revolving line of credit with a bank that expired in December 1998. There were no borrowings outstanding under this line of credit at December 31, 1998. The Company is currently negotiating an extension of this line of credit.


8.     Long-Term Debt

       In December 1997, the Company entered into a loan and security agreement with a finance company for an amount of $288,000. The amounts borrowed are subject to interest of 10.11%, are repayable by December 2000, and are partially collateralized by a certificate of deposit of $125,000, which is included as restricted cash on the accompanying balance sheet.

       At December 31, 1998, future minimum payments are as follows (in thousands):

              Years Ending December 31,
              1999                                                 $    96
              2000                                                      98
                                                            ---------------

                                                                   $   194

                                                            ===============


9.     Common Stock

       In connection with the sale of common stock to two executives (152,815 shares at $0.20 per share in October 1994 and 52,500 shares at $5.00 per share in April 1995), the Company had the right to repurchase the shares at cost in the event of termination of service. These rights lapse ratably through 1999. At December 31, 1998, 9,800 shares were subject to the Company's repurchase rights.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       Non-Employee Directors' Stock Option Plan
       In November 1995, the Company's Board of Directors adopted the 1995 Non-Employee Directors' Stock Option Plan ("Directors Plan"). As of December 31, 1998, 120,000 shares of the Company's common stock have been reserved for issuance under the Directors Plan and activity under the Plan is as follows (in thousands):

                                                                               Outstanding Options
                                                            ..........................................................
                                                                                                           Weighted
                                                                                                           Average
                                              Available        Number        Exercise                      Exercise
                                              for Grant      of Shares        Price          Total          Price
                                             -------------  ------------- --------------- -------------  -------------

      Balances, January 1, 1996                      120              -         -              $    -       $0.00
      Options granted                                (10)            10       $8.00                80       $8.00
      Options cancelled                                3             (3)      $8.00               (24)      $8.00
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1996                    113              7       $8.00                56       $8.00
      Options granted                                 (6)             6       $6.12                37       $6.12
      Options cancelled                                3             (3)   $6.12-$8.00            (19)      $7.00
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1997                    110             10    $6.12-$8.00             74       $7.20
      Options granted                                (11)            11    $2.37-$2.38             26       $2.38
      Options cancelled                                -              -         -                   -         -
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1998                     99             21    $2.37-$8.00        $   100       $4.69
                                             =============  =============                 =============  =============

       At December 31, 1998 and 1997, 14,000 and 7,000 options, respectively, were exercisable at an aggregate exercise price of $79,000 and $50,000, respectively.

       1988 Incentive Stock Plan
       Under the 1988 Incentive Stock Plan ("1988 Plan"), the Board of Directors may grant either the right to purchase shares or options to purchase shares of the Company's common stock at prices not less than the fair market value at the date of grant for incentive stock options and 85% of the fair market value for non-qualified options and purchase rights. Options granted under the 1988 Plan generally become exercisable, and the Company's right to repurchase shares issued and sold pursuant to stock purchase rights lapses, at a rate of one-quarter of the shares under option or purchased under stock purchase rights at the end of the first year and thereafter ratably over the next three years and generally expire seven years from the date of grant. As of December 31, 1998, there were no stock purchase rights outstanding, and no shares purchased pursuant to stock purchase rights were subject to repurchase by the Company.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       Option activity under the 1988 Plan was as follows (in thousands):

                                                                               Outstanding Options
                                                            ..........................................................
                                                                                                           Weighted
                                                                                                           Average
                                              Available        Number        Exercise                      Exercise
                                              for Grant      of Shares        Price          Total          Price
                                             -------------  ------------- --------------- -------------  -------------

      Balances, January 1, 1996                      422            264    $0.20-$6.00         $  857       $3.26
      Options granted                               (197)           197    $0.96-$7.75          1,075       $5.46
      Options cancelled                               65            (65)   $0.20-$7.75           (426)      $6.54
      Options exercised                                -             (9)   $0.20-$1.55            (10)      $1.24
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1996                    290            387    $0.20-$7.75          1,496       $3.87
      Authorized                                     982
      Options granted                             (1,184)         1,184    $4.50-$5.75          5,476       $4.62
      Options cancelled                              112           (112)   $0.20-$6.88         (5,677)      $5.09
      Options exercised                                -            (70)   $0.20-$5.00           (112)      $1.59
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1997                    200          1,389    $0.20-$7.75          1,183       $4.53
      Options granted                             (1,466)         1,466    $1.00-$3.50          2,426       $1.65
      Options cancelled                            1,448         (1,448)   $0.20-$7.75         (6,473)      $4.47
      Options exercised                                 -           (40)   $0.20-$1.55            (12)      $0.29
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1998                    182          1,367    $0.20-$6.88         (2,876)      $1.63
                                             =============  =============                 =============  =============

       At December 31, 1998 and 1997,  508,000 and 694,000 options  outstanding,
       respectively,   were  exercisable  at  an  aggregate  exercise  price  of
       $1,023,000 and $2,992,000, respectively.

       In August 1998, the company offered employees the right to cancel certain outstanding stock options at original exercise prices and receive new options with a new exercise price. The new exercise price was $1.56 per share, based on the closing price of common stock on the date employees agreed to cancel their original outstanding stock options. Options to purchase a total of 941,845 shares at original exercise prices ranging from $2.50 to $7.75 per share were cancelled and new options were issued in August 1998. In return for the lower exercise price, each optionee agreed that no portion of a repriced option would be exercisable until six (6) months after the effective date of the repricing.

       In addition to the Plan, Castelle granted options to purchase common stock to consultants under special arrangements. These options were valued consistent with the provisions of SFAS No. 123 and as a result, a compensation expense of $52,000 was recognized in 1998. These options have an exercise price ranging from $1.56 to $1.63. There were 152,056 of these options outstanding at December 31, 1998 of which 27,056 were exercisable at an aggregate exercise price of $44,000.

       Stock Option Plans
       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Non-Employee Directors' Stock Option Plan or the 1988 Incentive Stock Plan.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       Had compensation cost for these Plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                      1998              1997              1996
                                                                 ---------------   ----------------  ----------------

       Net income - as reported                                      $  (7,534)         $  (6,895)          $  5,724
       Net income - pro forma                                           (8,690)            (8,093)             5,586
       Net income per share - basic - as reported                        (1.67)             (1.54)              1.55
       Net income per share - basic - pro forma                          (1.93)             (1.81)              1.51
       Net income per share - diluted - as reported                      (1.67)             (1.54)              1.45
       Net income per share - diluted - pro forma                        (1.93)             (1.81)              1.42


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 1998, 1997 and 1996:

                                                                      1998              1997              1996
                                                                 ---------------   ----------------  ----------------

       Risk-free interest rate                                       5.20%         4.88%-5.30%       5.38%-6.75%
       Expected life                                               4.4 years          5.6 years          3 years
       Expected dividends                                              -                  -                 -
       Volatility                                                     79%               100%               60%
       Average turnover                                                8%                8%                8%


       The weighted average fair value of options granted in 1998, 1997 and 1996 was $1.05, $3.78 and $3.41 per share, respectively.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       The options outstanding and currently exercisable by exercise price at December 31, 1998 are as follows (in thousands, except years and per share data):

                                    Options Outstanding                                 Options Exercisable
             ...................................................................  .................................
                                                   Weighted
                                                   Average         Weighted                           Weighted
                Range of                          Remaining         Average                            Average
                Exercise          Number         Contractual       Exercise           Number          Exercise
                 Prices         Outstanding          Life            Price          Exercisable         Price
             ---------------- ----------------  --------------- ----------------  ---------------- ----------------

               $0.00-$0.20                30         2.3             $0.20                    30        $0.20
               $0.51-$1.00               300         6.9             $1.00                     -        $0.00
               $1.50-$1.70             1,097         5.7             $1.55                   417        $1.56
               $2.00-$3.00                12         8.5             $2.41                     5        $2.46
               $3.01-$5.00                80          -              $4.50                    80        $4.50
               $5.01-$6.00                 1         3.9             $6.00                     1        $6.00
               $6.01-$7.00                14         5.3             $6.63                    10        $6.58
               $7.01-$8.00                 6         5.1             $8.00                     6        $8.00
                              ----------------                                    ----------------

                                       1,540         5.6             $1.65                   549        $2.09
                              ================                                    ================


       Warrants
       The Company has outstanding fully exercisable warrants at December 31, 1998 as follows (in thousands except per share data):

               Expiration          Stock Under         Exercise          Number of
                  Date               Warrant            Price             Shares
           --------------------   ---------------   ---------------   ----------------

           December 2000              Common             $   8.40                100
           March 2000                 Common             $   1.00                133
           March 1999                 Common             $   3.00                 15

       The warrant holders have certain demand and registration rights as specified in the warrant agreement. No warrants were exercised during 1998, 1997 and 1996.

       Notes receivable
       At December 31, 1998, the Company held notes receivable of $274,000, which bear interest between 6.3% and 7.05% per annum, from two executive officers, issued in connection with the purchase of common stock under restricted stock purchase agreements. The principal and accrued interest on these notes are due at various dates from October 1999 through September 2000.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

9.     Income Taxes

       The Company's provision for (benefit from) income taxes consists of the following (in thousands):

                                         Year Ended December 31,
                           ....................................................
                                1998              1997              1996
                           ----------------  ----------------  ----------------
        Current:
           Federal                $     -           $     -           $   793
           State                        -                 -               130
           Foreign                      1                 -                20
                           ----------------  ----------------  ----------------
                                        1                 -               943
                           ----------------  ----------------  ----------------
        Deferred:
           Federal                  3,495              (732)           (4,062)
           State                      469                 -              (409)
                           ----------------  ----------------  ----------------
                                    3,964              (732)           (4,471)
                           ----------------  ----------------  ----------------

                                 $  3,965          $   (732)        $  (3,528)
                           ================  ================  ================


       The  Company's  tax  provision   (benefit)  differs  from  the  provision
       (benefit) computed using statutory income tax rates as follows (in thousands):

                                                                  1998              1997              1996
                                                             ----------------  ----------------  ----------------

        Federal tax (benefit) at statutory rate                    $   (754)        $  (2,975)          $   778
        Permanent difference due to
            non-deductible expenses                                      21             1,586               228
        State taxes (benefit), net of federal benefit                  (173)              (91)              251
        Utilization of net operating loss carryforwards                   -                 -            (1,829)
        Change in valuation allowance                                 5,001               834            (2,519)
        General business credits                                       (131)              (86)             (123)
        Other                                                             1                 -              (314)
                                                             ----------------  ----------------  ----------------

                                                                   $  3,965          $   (732)        $  (3,528)
                                                             ================  ================  ================

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       The components of the net deferred tax assets are as follows (in thousands):

                                                       December 31,
                                            ...................................
                                                 1998               1997
                                            ----------------  -----------------

       Inventory allowances and adjustments        $   243            $   158
       Accounts receivable allowances                  287                475
       Other liabilities and allowances              1,097                428
       Net operating loss carryforwards              3,127              2,680
       Tax credit carryforwards                        785              1,027
       Depreciation and amortization                   296                  -
       Valuation allowance                          (5,835)              (834)
                                            ----------------  -----------------

            Total net deferred tax assets          $     -           $  3,934
                                            ================  =================

       Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax asset balance.

       At December 31, 1998, the Company had net operating loss carryforwards of approximately $8,800,000 and $2,200,000 available to offset future federal and California taxable income, respectively. These loss carryforwards expire from 2003 through 2018.

       For federal and state income tax purposes, a portion of the Company's net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

       The Company's income (loss) before provision for income taxes is substantially all from domestic operations.

10.    Retirement Plan

       The Company has a voluntary 401(k) plan covering substantially all employees. The plan provides for employer contributions at the discretion of the Board of Directors. In 1998, 1997 and 1996, the Company made no contributions to the plan.


11.    Major Customers and Segment Information

       Revenues by geographic area are determined by the location of the end user and are summarized as follows (in thousands):

                                     Years Ended December 31,
                        ...................................................
                             1998              1997              1996
                        ----------------  ----------------  ---------------

       Europe                 $  2,148          $  3,000         $  4,800
       Pacific Rim               6,156             8,900           10,700
                        ----------------  ----------------  ---------------

                              $  8,304         $  11,900        $  15,500
                        ================  ================  ===============

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       Customers that individually accounted for greater than 10% of net sales are as follows (in thousands):

                                                            Years Ended December 31,
                          ..............................................................................................
                                      1998                             1997                            1996
           Customer          Amount        Percentage         Amount        Percentage         Amount       Percentage
       -----------------  -------------- ---------------  --------------- ---------------  --------------- -------------

              A                $     -         -%              $  2,604        10%              $  3,833       13%
              B                  3,752        17%                 3,629        14%                 4,419       15%
              C                  5,596        26%                 8,147        32%                 9,711       33%


12.    Computation of Net (Loss) Income per Share

       Basic and diluted earnings per share are calculated as follows for 1998, 1997 and 1996 (in thousands except per share amounts):

                                                                      1998              1997              1996
                                                                 ---------------   ----------------  ----------------
       Basic:
          Weighted average shares                                        4,507              4,470             3,701
                                                                 ===============   ================  ================

          Net (loss) income                                          $  (7,534)         $  (6,895)         $  5,724
                                                                 ===============   ================  ================

          Net (loss) income per share                                $   (1.67)         $   (1.54)         $   1.55
                                                                 ===============   ================  ================

       Diluted:
          Weighted average shares                                        4,507              4,470             3,701
          Common equivalent shares from stock options                        -                  -               241
                                                                 ---------------   ----------------  ----------------

          Shares used in per share calculation                           4,507              4,470             3,942
                                                                 ===============   ================  ================

          Net (loss) income                                          $  (7,534)         $  (6,895)         $  5,724
                                                                 ===============   ================  ================

          Net (loss) income per share                                $   (1.67)         $   (1.54)         $   1.45
                                                                 ===============   ================  ================

       The calculation of diluted shares outstanding for 1998 and 1997 excludes 1,540,000 and 1,399,000 stock options, respectively, as their effect was antidilutive in the period.

       Report of Independent Accountants on Financial Statement Schedules



To the Board of Directors of Castelle:

Our audits of the consolidated financial statements referred to in our report dated February 5, 1999 appearing on page F-1 of this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

San Jose, California
February 5, 1999

Castelle and Subsidiaries                                            Schedule II
Valuation and Qualifying Accounts
(in thousands)

------------------------------------------------------------------------------------------------------------------------------


                                                                            Additional
                                                          Balance at        Charged to                          Balance at
                                                           Beginning         Costs and                            End of
                                                           of Period         Expenses         Deductions          Period
                                                        ----------------  ----------------  ----------------  ----------------

Year Ended December 31, 1996:
Deducted from asset accounts:
    Allowance for doubtful accounts                            $   429           $   149           $   111           $   467
    Allowance for excess and obsolete inventory                $   778           $   443           $   414           $   807

Year Ended December 31, 1997:
Deducted from asset accounts:
    Allowance for doubtful accounts                            $   467           $   107           $    84           $   490
    Allowance for excess and obsolete inventory                $   807           $   301           $   713           $   395

Year Ended December 31, 1998:
Deducted from asset accounts:
    Allowance for doubtful accounts                            $   490           $   257           $    27           $   720
    Allowance for excess and obsolete inventory                $   395           $   418           $    22           $   791


Castelle and Subsidiaries
Index To Exhibits
-------------------------------------------------------------------------------



 Exhibit
 Number    Description
   3.4     Amended and Restated Bylaws of the Company.
  10.19    Employment agreement between the Company and Messier. D. Rich.
  11.1     Computation of Net Income (Loss) Per Share.  Reference is made to page F-19 of the Notes to Consolidated Financial Statements.
  23.1     Consent of PricewaterhouseCoopers LLP.
  24.1     Power of Attorney.  Reference is made to the signature page,
             (page 38).
  27.1     Financial data schedule.


                                                                     Exhibit 3.4

                           AMENDED AND RESTATED BYLAWS

                                       OF

                                    CASTELLE

                           (A CALIFORNIA CORPORATION)

                      As amended through February 23, 1999



                                TABLE OF CONTENTS

                                                                                                               PAGE


Article I         Offices.........................................................................................1

Section 1.        Principal Office................................................................................1

Section 2.        Other Offices...................................................................................1

Article II        Corporate Seal..................................................................................1

Section 3.        Corporate Seal..................................................................................1

Article III       Shareholders'Meetings And Voting Rights.........................................................1

Section 4.        Place Of Meetings...............................................................................1

Section 5.        Annual Meeting..................................................................................1

Section 6.        Postponement Of Annual Meeting..................................................................2

Section 7.        Special Meetings................................................................................2

Section 8.        Notice Of Meetings..............................................................................2

Section 9.        Manner Of Giving Notice.........................................................................3

Section 10.       Quorum And Transaction Of Business..............................................................4

Section 11.       Adjournment and Notice of Adjourned Meetings....................................................4

Section 12.       Waiver Of Notice, Consent To Meeting Or Approval Or Minutes.....................................4

Section 13.       Action By Written Consent Without A Meeting.....................................................5

Section 14.       Voting..........................................................................................6

Section 15.       Persons Entitled To Vote Or Consent.............................................................6

Section 16.       Proxies.........................................................................................7

Section 17.       Inspectors Of Election..........................................................................7

Article IV        Board Of Directors..............................................................................8

Section 18.       Powers..........................................................................................8

Section 19.       Number Of Directors.............................................................................8

Section 20.       Election Of Directors, Term, Qualifications.....................................................9

Section 21.       Resignations....................................................................................9

Section 22.       Removal.........................................................................................9

Section 23.       Vacancies.......................................................................................9

Section 24.       Regular Meetings...............................................................................10

Section 25.       Participation By Telephone.....................................................................10

Section 26.       Special Meetings...............................................................................10


                                TABLE OF CONTENTS
                                   (CONTINUED)
                                                                                                               PAGE

Section 27.       Notice Of Meetings.............................................................................10

Section 28.       Place Of Meetings..............................................................................10

Section 29.       Action By Written Consent Without A Meeting....................................................10

Section 30.       Quorum And Transaction Of Business.............................................................11

Section 31.       Adjournment....................................................................................11

Section 32.       Organization...................................................................................11

Section 33.       Compensation...................................................................................11

Section 34.       Committees.....................................................................................11

Article V         Officers.......................................................................................12

Section 35.       Officers.......................................................................................12

Section 36.       Appointment....................................................................................12

Section 37.       Inability To Act...............................................................................12

Section 38.       Resignations...................................................................................12

Section 39.       Removal........................................................................................13

Section 40.       Vacancies......................................................................................13

Section 41.       Chairman Of The Board..........................................................................13

Section 42.       President......................................................................................13

Section 43.       Vice Presidents................................................................................13

Section 44.       Secretary......................................................................................14

Section 45.       Chief Financial Officer........................................................................14

Section 46.       Compensation...................................................................................15

Article VI        Contracts, Loans, Bank Accounts, Checks And Drafts.............................................15

Section 47.       Execution Of Contracts And Other Instruments...................................................15

Section 48.       Loans..........................................................................................15

Section 49.       Bank Accounts..................................................................................16

Section 50.       Checks, Drafts, Etc............................................................................16

Article VII       Certificates For Shares And Their Transfer.....................................................16

Section 51.       Certificate For Shares.........................................................................16

Section 52.       Transfer On The Books..........................................................................17

Section 53.       Lost, Destroyed And Stolen Certificates........................................................17



                                TABLE OF CONTENTS
                                   (CONTINUED)
                                                                                                               PAGE

Section 54.       Issuance, Transfer And Registration Of Shares..................................................17

Article VIII      Inspection Of Corporate Records................................................................17

Section 55.       Inspection By Directors........................................................................17

Section 56.       Inspection By Shareholders.....................................................................18

Section 57.       Written Form...................................................................................19

Article IX        Miscellaneous..................................................................................19

Section 58.       Fiscal Year....................................................................................19

Section 59.       Annual Report..................................................................................19

Section 60.       Record Date....................................................................................19

Section 61.       Bylaw Amendments...............................................................................20

Section 62.       Construction And Definition....................................................................20

Article X         Indemnification................................................................................20

Section 63.       Indemnification Of Directors, Officers, Employees And Other Agents.............................20

Article XI        Loans Of Officers And Others...................................................................24

Section 64.       Certain Corporate Loans And Guaranties.........................................................24


                           AMENDED AND RESTATED BYLAWS

                                       OF

                                    CASTELLE

                           (A CALIFORNIA CORPORATION)

                      As amended through February 23, 1999

                                    ARTICLE I
                                     Offices

Section 1. Principal Office. The principal executive office of the corporation shall be located at such place as the Board of Directors may from time to time authorize. If the principal executive office is located outside this state, and the corporation has one or more business offices in this state, the Board of Directors shall fix and designate a principal business office in the State of California.

Section 2. Other Offices. Additional offices of the corporation shall be located at such place or places, within or outside the State of California, as the Board of Directors may from time to time authorize.

                                   ARTICLE II
                                 Corporate Seal

Section 3. Corporate Seal. If the Board of Directors adopts a corporate seal such seal shall have inscribed thereon the name of the corporation and the state and date of its incorporation. If and when a seal is adopted by the Board of Directors, such seal may be engraved, lithographed, printed, stamped, impressed upon, or affixed to any contract, conveyance, certificate for shares, or other instrument executed by the corporation.

                                   ARTICLE III
                    Shareholders' Meetings And Voting Rights

Section 4. Place Of Meetings. Meetings of shareholders shall be held at the principal executive office of the corpora-tion, or at any other place, within or outside the State of California, which may be fixed either by the Board of Directors or by the written consent of all persons entitled to vote at such meeting, given either before or after the meeting and filed with the Secretary of the Corporation.

Section 5. Annual Meeting. The annual meeting of the shareholders of the corporation shall be held on any date and time which may from time to time be designated by the Board of Directors. At such annual meeting, directors shall be elected and any other business may be transacted which may properly come before the meeting.

Section 6. Postponement Of Annual Meeting. The Board of Directors and the President shall each have authority to hold at an earlier date and/or time, or to postpone to a later date and/or time, the annual meeting of shareholders.

Section 7.   Special Meetings.

     (a) Special meetings of the shareholders, for any purpose or purposes, may be called by the Board of Directors, the Chairman of the Board of Directors, the President, or the holders of shares entitled to cast not less than ten percent (10%) of the votes at the meeting.

     (b) Upon written request to the Chairman of the Board of Directors, the President, any vice president or the Secretary of the corporation by any person or persons (other than the Board of Directors) entitled to call a special meeting of the share-holders, such officer forthwith shall cause notice to be given to the shareholders entitled to vote, that a meeting will be held at a time requested by the person or persons calling the meeting, such time to be not less than thirty-five (35) nor more than sixty (60) days after receipt of such request. If such notice is not given within twenty (20) days after receipt of such request, the person or persons calling the meeting may give notice thereof in the manner provided by law or in these bylaws. Nothing contained in this
Section 7 shall be construed as limiting, fixing or affecting the time or date when a meeting of share-holders called by action of the Board of Directors may be held.

Section 8. Notice Of Meetings. Except as otherwise may be required by law and subject to subsection 7(b) above, written notice of each meeting of shareholders shall be given to each shareholder entitled to vote at that meeting (see Section 15 below), by the Secretary, assistant secretary or other person charged with that duty, not less than ten (10) (or, if sent by third class mail, thirty (30)) nor more than sixty (60) days before such meeting.

         Notice of any meeting of shareholders shall state the date, place and hour of the meeting and,

     (a) in the case of a special meeting, the general nature of the business to be transacted, and no other business may be transacted at such meeting;

     (b) in the case of an annual meeting, the general nature of matters which the Board of Directors, at the time the notice is given, intends to present for action by the shareholders;

     (c) in the case of any meeting at which directors are to be elected, the names of the nominees intended at the time of the notice to be presented by management for election; and

     (d) in the case of any meeting, if action is to be taken on any of the following proposals, the general nature of such proposal:

       (1) a proposal to approve a transaction within the provisions of California Corporations Code, Section 310 (relating to certain transactions in which a director has a direct or indirect financial interest);
                                      2.

       (2) a proposal to approve a transaction within the provisions of California Corporations Code, Section 902 (relating to amending the Articles of Incorporation of the corporation);

       (3) a  proposal  to  approve  a  transaction  within  the  provisions  of
       California   Corporations  Code,  Sections  181  and  1201  (relating  to reorganization);

       (4) a proposal to approve a transaction within the provisions of California Corporations Code, Section 1900 (winding up and dissolution);

       (5) a proposal to approve a plan of distribution within the provisions of California Corporations Code, Section 2007 (relating to certain plans providing for distribution not in accordance with the liquidation rights of preferred shares, if any).

         At a special meeting, notice of which has been given in accordance with this Section, action may not be taken with respect to business, the general nature of which has not been stated in such notice. At an annual meeting, action may be taken with respect to business stated in the notice of such meeting, given in accordance with this Section, and, subject to sub-section 8(d) above, with respect to any other business as may properly come before the meeting.

Section 9. Manner Of Giving Notice. Notice of any meeting of shareholders shall be given either personally or by first-class mail, or, if the corporation has outstanding shares held of record by 500 or more persons (determined as provided in California Corporations Code Section 605) on the record date for such meeting, third-class mail, or telegraphic or other written communication, addressed to the shareholder at the address of that shareholder appearing on the books of the corporation or given by the shareholder to the corporation for the purpose of notice. If no such address appears on the corporation's books or is given, notice shall be deemed to have been given if sent to that shareholder by first-class mail or telegraphic or other written communication to the corporation's principal executive office, or if published at least once in a newspaper of general circulation in the county where that office is located. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telegram or other means of written communication.

         If any notice addressed to a shareholder at the address of that shareholder appearing on the books of the corporation is returned to the corporation by the United States Postal Service marked to indicate that the United States Postal Service is unable to deliver the notice to the shareholder at that address, all future notices shall be deemed to have been duly given without further mailing if these shall be available to the shareholder on written demand by the shareholder at the principal executive office of the corporation for a period of one year from the date of the giving of the notice.

         An affidavit of mailing of any notice or report in accordance with the provisions of this Section 9, executed by the Secretary, Assistant Secretary or any transfer agent, shall be prima facie evidence of the giving of the notice.

Section 10.       Quorum And Transaction Of Business.

     (a) At any meeting of the shareholders, a majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum. If a quorum is present, the affirma-tive vote of the majority of shares represented at the meeting and entitled to vote on any matter shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by law or by the Articles of Incorporation, and except as provided in subsection (b) below.

     (b) The shareholders present at a duly called or held meeting of the shareholders at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, provided that any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

     (c) In the absence of a quorum, no business other than adjournment may be transacted, except as described in sub-section (b) above.

Section 11. Adjournment and Notice of Adjourned Meetings. Any meeting of shareholders may be adjourned from time to time, whether or not a quorum is present, by the affirmative vote of a majority of shares represented at such meeting either in person or by proxy and entitled to vote at such meeting.

         In the event any meeting is adjourned, it shall not be necessary to give notice of the time and place of such adjourned meeting pursuant to Sections 8 and 9 of these bylaws; provided that if any of the following three events occur, such notice must be given:

     (a) announcement of the adjourned meeting's time and place is not made at the original meeting which it continues or

     (b) such meeting is adjourned for more than forty- five (45) days from the date set for the original meeting or

     (c) a new record date is fixed for the adjourned meeting.

         At the adjourned meeting, the corporation may transact any business which might have been transacted at the original meeting.

Section 12.   Waiver Of Notice, Consent To Meeting Or Approval Or Minutes.

     (a) Subject to subsection (b) of this Section, the transactions of any meeting of shareholders, however called and noticed, and wherever held, shall be as valid as though made at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote but not present in person or by proxy signs a written waiver of notice or a consent to holding of the meeting or an approval of the minutes thereof.

     (b) A waiver of notice, consent to the holding of a meeting or approval of the minutes thereof need not specify the business to be transacted or transacted at nor the purpose of the meeting; provided that in the case of proposals described in subsection (d) of Section 8 of these bylaws, the general nature of such proposals must be described in any such waiver of notice and such proposals can only be approved by waiver of notice, not by consent to holding of the meeting or approval of the minutes.

     (c) All waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

     (d) A person's attendance at a meeting shall con-stitute waiver of notice of and presence at such meeting, except when such person objects at the beginning of the meeting to transaction of any business because the meeting is not lawfully called or convened and except that attendance at a meeting is not a waiver of any right to object to the consideration of matters which are required by law or these bylaws to be in such notice (including those matters described in subsection (d) of Section 8 of these bylaws), but are not so included if such person expressly objects to consideration of such matter or matters at any time during the meeting.

Section 13. Action By Written Consent Without A Meeting. Any action which may be taken at any meeting of shareholders may be taken without a meeting and without prior notice if written consents setting forth the action so taken are signed by the holders of the outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

         Directors may not be elected by written consent except by unanimous written consent of all shares entitled to vote for the election of directors; provided that any vacancy on the Board of Directors (other than a vacancy created by removal) which has not been filled by the board of directors may be filled by the written consent of a majority of outstanding shares entitled to vote for the election of directors.

         Any written consent may be revoked pursuant to California Corporations Code Section 603(c) prior to the time that written consents of the number of shares required to authorize the proposed action have been filed with the Secretary. Such revocation must be in writing and will be effective upon its receipt by the Secretary.

         If the consents of all shareholders entitled to vote have not been solicited in writing, and if the unanimous written consent of all such shareholders shall not have been received, the Secretary shall give prompt notice of any corporate action approved by the shareholders without a meeting to those share-holders entitled to vote on such matters who have not consented thereto in writing. This notice shall be given in the manner specified in
Section 9 of these bylaws. In the case of approval of (i) a transaction within the provisions of California Corporations Code, Section 310 (relating to certain transactions in which a director has an interest), (ii) a transaction within the provisions of California Corporations Code, Section 317 (relating to indemnification of agents of the corporation), (iii) a transaction within the provisions of California Corpora-tions Code, Sections 181 and 1201 (relating to reorganization), and (iv) a plan of distribution within the provisions of California Corporations Code, Section 2007 (relating to certain plans providing for distribution not in accordance with the liquidation rights of preferred shares, if any), the notice shall be given at least ten (10) days before the consummation of any action authorized by that approval.

Section 14. Voting. The shareholders entitled to vote at any meeting of shareholders shall be determined in accordance with the provisions of Section 15 of these bylaws, subject to the provisions of Sections 702 through 704 of the California Corporations Code (relating to voting shares held by a fiduciary, in the name of a corporation, or in joint ownership). Voting at any meeting of shareholders need not be by ballot; provided, however, that elections for directors must be by ballot if balloting is demanded by a shareholder at the meeting and before the voting begins.

         Every person entitled to vote at an election for directors may cumulate the votes to which such person is entitled, i.e., such person may cast a total number of votes equal to the number of directors to be elected multiplied by the number of votes to which such person's shares are entitled, and may cast said total number of votes for one or more candidates in such proportions as such person thinks fit; provided, however, no shareholder shall be entitled to so cumulate such shareholder's votes unless the candidates for which such shareholder is voting have been placed in nomination prior to the voting and a shareholder has given notice at the meeting, prior to the vote, of an intention to cumulate votes. In any election of directors, the candidates receiving the highest number of votes, up to the number of directors to be elected, are elected.

         Except as may be otherwise provided in the Articles of Incorporation or by law, and subject to the foregoing provisions regarding the cumulation of votes, each shareholder shall be entitled to one vote for each share held.

         Any shareholder may vote part of such shareholder's shares in favor of a proposal and refrain from voting the remaining shares or vote them against the proposal, other than elections to office, but, if the shareholder fails to specify the number of shares such shareholder is voting affirmatively, it will be conclusively presumed that the shareholder's approving vote is with respect to all shares such shareholder is entitled to vote.

         No shareholder approval, other than unanimous approval of those entitled to vote, will be valid as to proposals described in subsection 8(d) of these bylaws unless the general nature of such business was stated in the notice of meeting or in any written waiver of notice.

Section 15. Persons Entitled To Vote Or Consent. The Board of Directors may fix a record date pursuant to Section 60 of these bylaws to determine which shareholders are entitled to notice of and to vote at a meeting or consent to corporate actions, as provided in Sections 13 and 14 of these bylaws. Only persons in whose name shares otherwise entitled to vote stand on the stock records of the corporation on such date shall be entitled to vote or consent.

         If no record date is fixed:

     (a) The record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held;

     (b) The record date for determining shareholders entitled to give consent to corporate action in writing without a meeting, when no prior action by the Board of Directors has been taken, shall be the day on which the first written consent is given;

     (c) The record date for determining shareholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto, or the sixtieth (60th) day prior to the date of such other action, whichever is later.

         A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting unless the Board of Directors fixes a new record date for the adjourned meeting; provided, however, that the Board of Directors shall fix a new record date if the meeting is adjourned for more than forty-five (45) days from the date set for the original meeting.

         Shares of the corporation held by its subsidiary or subsidiaries (as defined in California Corporations Code, Section 189(b)) are not entitled to vote in any matter.

Section 16. Proxies. Every person entitled to vote or execute consents may do so either in person or by one or more agents authorized to act by a written proxy executed by the person or such person's duly authorized agent and filed with the Secretary of the corporation; provided that no such proxy shall be valid after the expiration of eleven (11) months from the date of its execution unless otherwise provided in the proxy. The manner of execution, suspension, revocation, exercise and effect of proxies is governed by law.

Section 17. Inspectors Of Election. Before any meeting of shareholders, the Board of Directors may appoint any persons, other than nominees for office, to act as inspectors of election at the meeting or its adjournment. If no inspectors of election are so appointed, the chairman of the meeting may, and on the request of any shareholder or a shareholder's proxy shall, appoint inspectors of election at the meeting. The number of inspectors shall be either one (1) or three (3). If inspectors are appointed at a meeting on the request of one or more shareholders or proxies, the majority of shares represented in person or proxy shall determine whether one (1) or three (3) inspectors are to be appointed. If any person appointed as inspector fails to appear or fails or refuses to act, the chairman of the meeting may, and upon the request of any shareholder or a shareholder's proxy shall, appoint a person to fill that vacancy.

         These inspectors shall:

     (a) Determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity, and effect of proxies;

     (b) Receive votes, ballots, or consents;

     (c) Hear and determine all challenges and questions in any way arising in connection with the right to vote;

     (d) Count and tabulate all votes or consents;

     (e) Determine when the polls shall close;

     (f) Determine the result; and

     (g) Do any other acts that may be proper to conduct the election or vote with fairness to all shareholders.

                                   ARTICLE IV
                               Board Of Directors

Section 18. Powers. Subject to the provisions of law or any limitations in the Articles of Incorporation or these bylaws, as to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corpora-tion shall be managed and all corporate powers shall be exer-cised, by or under the direction of the Board of Directors. The Board of Directors may delegate the management of the day-to-day operation of the business of the corporation to a management company or other person, provided that the business and affairs of the corporation shall be managed and all corporate powers shall be exercised under the ultimate direction of the Board of Directors.

Section 19. Number Of Directors. The authorized number of directors of the corporation shall be not less than a minimum of four (4) nor more than a maximum of seven (7) (which maximum number in no case shall be greater than two times said minimum, minus one) and the number of directors presently authorized is five (5). The exact number of directors shall be set within these limits from time to time (a) by approval of the Board of Directors, or (b) by the affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) or by the written consent of shareholders pursuant to Section 13 hereinabove.

         Any amendment of these bylaws changing the maximum or minimum number of directors may be adopted only by the affirma-tive vote of a majority of the outstanding shares entitled to vote; provided, an amendment reducing the minimum number of directors to less than five (5), cannot be adopted if votes cast against its adoption at a meeting or the shares not consenting to it in the case of action by written consent are equal to more than 16-2/3 percent of the outstanding shares entitled to vote.

         No reduction of the authorized number of directors shall remove any director prior to the expiration of such director's term of office.

Section 20. Election Of Directors, Term, Qualifications. The directors shall be elected at each annual meeting of shareholders to hold office until the next annual meeting. Each director, including a director elected or appointed to fill a vacancy, shall hold office either until the expiration of the term for which elected or appointed and until a successor has been elected and qualified, or until his death, resignation or removal. Directors need not be shareholders of the corporation.

Section 21. Resignations. Any director of the corporation may resign effective upon giving written notice to the Chairman of the Board, the President, the Secretary or the Board of Directors of the corporation, unless the notice specifies a later time for the effectiveness of such resignation. If the resignation specifies effectiveness at a future time, a successor may be elected pursuant to Section 23 of these bylaws to take office on the date that the resignation becomes effective.

Section 22. Removal. The Board of Directors may declare vacant the office of a director who has been declared of unsound mind by an order of court or who has been convicted of a felony.

         The entire Board of Directors or any individual director may be removed from office without cause by the affirmative vote of a majority of the outstanding shares entitled to vote on such removal; provided, however, that unless the entire Board is removed, no individual director may be removed when the votes cast against such director's removal, or not consenting in writing to such removal, would be sufficient to elect that director if voted cumulatively at an election at which the same total number of votes cast were cast (or, if such action is taken by written consent, all shares entitled to vote were voted) and the entire number of directors authorized at the time of such director's most recent election were then being elected.

Section 23. Vacancies. A vacancy or vacancies on the Board of Directors shall be deemed to exist in case of the death, resignation or removal of any director, or upon increase in the authorized number of directors or if shareholders fail to elect the full authorized number of directors at an annual meeting of shareholders or if, for whatever reason, there are fewer directors on the Board of Directors, than the full number authorized. Such vacancy or vacancies, other than a vacancy created by the removal of a director, may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director. A vacancy created by the removal of a director may be filled only by the affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) or by the written consent of shareholders pursuant to Section 13 herein-above. The shareholders may elect a director at any time to fill any vacancy not filled by the directors. Any such election by written consent, other than to fill a vacancy created by removal, requires the consent of a majority of the outstanding shares entitled to vote. Any such election by written consent to fill a vacancy created by removal requires the consent of all of the outstanding shares entitled to vote.

         If, after the filling of any vacancy by the directors, the directors then in office who have been elected by the share-holders constitute less than a majority of the directors then in office, any holder or holders of an aggregate of five percent (5%) or more of the shares outstanding at that time and having the right to vote for such directors may call a special meeting of shareholders to be held to elect the entire Board of Directors. The term of office of any director shall terminate upon such election of a successor.

Section 24. Regular Meetings. Regular meetings of the Board of Directors shall be held at such times, places and dates as fixed in these bylaws or by the Board of Directors; provided, however, that if the date for such a meeting falls on a legal holiday, then the meeting shall be held at the same time on the next succeeding full business day. Regular meetings of the Board of Directors held pursuant to this Section 24 may be held without notice.

Section 25. Participation By Telephone. Members of the Board of Directors may participate in a meeting through use of conference telephone or similar communications equipment, so long as all members participating in such meeting can hear one another. Such participation constitutes presence in person at such meeting.

Section 26. Special Meetings. Special meetings of the Board of Directors for any purpose may be called by the Chairman of the Board or the President or any vice president or the Secretary of the corporation or any two (2) directors.

Section 27. Notice Of Meetings. Notice of the date, time and place of all meetings of the Board of Directors, other than regular meetings held pursuant to
Section 24 above shall be delivered personally, orally or in writing, or by telephone or telegraph to each director, at least forty-eight (48) hours before the meeting, or sent in writing to each director by first-class mail, charges prepaid, at least four (4) days before the meeting. Such notice may be given by the Secretary of the corporation or by the person or persons who called a meeting. Such notice need not specify the purpose of the meeting. Notice of any meeting of the Board of Directors need not be given to any director who signs a waiver of notice of such meeting, or a consent to holding the meeting or an approval of the minutes thereof, either before or after the meeting, or who attends the meeting without protesting prior thereto or at its commencement such director's lack of notice. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

Section 28. Place Of Meetings. Meetings of the Board of Directors may be held at any place within or without the state which has been designated in the notice of the meeting or, if not stated in the notice or there is no notice, designated in the bylaws or by resolution of the Board of Directors.

Section 29. Action By Written Consent Without A Meeting. Any action required or permitted to be taken by the Board of Directors may be taken without a meeting, if all members of the Board of Directors individually or collectively consent in writing to such action. Such written consent or consents shall be filed with the minutes of the proceedings of the Board of Directors. Such action by written consent shall have the same force and effect as a unanimous vote of such directors.

Section 30. Quorum And Transaction Of Business. A majority of the authorized number of directors shall constitute a quorum for the transaction of business. Every act or decision done or made by a majority of the authorized number of directors present at a meeting duly held at which a quorum is present shall be the act of the Board of Directors, unless the law, the Articles of Incorporation or these bylaws specifically require a greater number. A meeting at which a quorum is initially present may continue to transact business, notwithstanding withdrawal of directors, if any action taken is approved by at least a majority of the number of directors constituting a quorum for such meeting. In the absence of a quorum at any meeting of the Board of Directors, a majority of the directors present may adjourn the meeting, as provided in Section 31 of these bylaws.

Section 31. Adjournment. Any meeting of the Board of Directors, whether or not a quorum is present, may be adjourned to another time and place by the affirmative vote of a majority of the directors present. If the meeting is adjourned for more than twenty-four (24) hours, notice of such adjournment to another time or place shall be given prior to the time of the adjourned meeting to the directors who were not present at the time of the adjournment.

Section 32. Organization. The Chairman of the Board shall preside at every meeting of the Board of Directors, if present. If there is no Chairman of the Board or if the Chairman is not present, a Chairman chosen by a majority of the directors present shall act as chairman. The Secretary of the corporation or, in the absence of the Secretary, any person appointed by the Chairman shall act as secretary of the meeting.

Section 33. Compensation. Directors and members of committees may receive such compensation, if any, for their services, and such reimbursement for expenses, as may be fixed or determined by the Board of Directors.

Section 34. Committees. The Board of Directors may, by resolution adopted by a majority of the authorized number of directors, designate one or more committees, each consisting of two (2) or more directors, to serve at the pleasure of the Board of Directors. The Board of Directors, by a vote of the majority of authorized directors, may designate one or more directors as alternate members of any committee, to replace any absent member at any meeting of such committee. Any such committee shall have authority to act in the manner and to the extent provided in the resolution of the Board of Directors, and may have all the authority of the Board of Directors in the management of the business and affairs of the corporation, except with respect to:

     (a) the approval of any action for which shareholders' approval or approval of the outstanding shares also is required by the California Corporations Code;

     (b) the filling of vacancies on the Board of Directors or any of its committees;

     (c) the fixing of compensation of directors for serving on the Board of Directors or any of its committees;

     (d) the adoption, amendment or repeal of these bylaws;

     (e) the amendment or repeal of any resolution of the Board of Directors which by its express terms is not so amendable or repealable;

     (f) a distribution to shareholders, except at a rate or in a periodic amount or within a price range determined by the Board of Directors; or

     (g) the appointment of other committees of the Board of Directors or the members thereof.

         Any committee may from time to time provide by resolution for regular meetings at specified times and places. If the date of such a meeting falls on a legal holiday, then the meeting shall be held at the same time on the next succeeding full business day. No notice of such a meeting need be given. Such regular meetings need not be held if the committee shall so determine at any time before or after the time when such meeting would otherwise have taken place. Special meetings may be called at any time in the same manner and by the same persons as stated in Sections 26 and 27 of these bylaws for meetings of the Board of Directors. The provisions of Sections 25, 28, 29, 30, 31 and 32 of these bylaws shall apply to committees, committee members and committee meetings as if the words "committee" and "committee member" were substituted for the word "Board of Directors", and "director", respectively, throughout such sections.

                                    ARTICLE V
                                    Officers

Section 35. Officers. The corporation shall have a Chairman of the Board or a President or both, a Secretary, a Chief Financial Officer and such other officers with such titles and duties as the Board of Directors may determine. Any two or more offices may be held by the same person.

Section 36. Appointment. All officers shall be chosen and appointed by the Board of Directors; provided, however, the Board of Directors may empower the chief executive officer of the corporation to appoint such officers, other than Chairman of the Board, President, Secretary or Chief Financial Officer, as the business of the corporation may require. All officers shall serve at the pleasure of the Board of Directors, subject to the rights, if any, of an officer under a contract of employment.

Section 37. Inability To Act. In the case of absence or inability to act of any officer of the corporation or of any person authorized by these bylaws to act in such officer's place, the Board of Directors may from time to time delegate the powers or duties of such officer to any other officer, or any director or other person whom it may select, for such period of time as the Board of Directors deems necessary.

Section 38. Resignations. Any officer may resign at any time upon written notice to the corporation, without prejudice to the rights, if any, of the corporation under any contract to which such officer is a party. Such resignation shall be effective upon its receipt by the Chairman of the Board, the President, the Secretary or the Board of Directors, unless a different time is specified in the notice for effectiveness of such resignation. The acceptance of any such resignation shall not be necessary to make it effective unless otherwise specified in such notice.

Section 39. Removal. Any officer may be removed from office at any time, with or without cause, but subject to the rights, if any, of such officer under any contract of employment, by the Board of Directors or by any committee to whom such power of removal has been duly delegated, or, with regard to any officer who has been appointed by the chief executive officer pursuant to Section 36 above, by the chief executive officer or any other officer upon whom such power of removal may be conferred by the Board of Directors.

Section 40. Vacancies. A vacancy occurring in any office for any cause may be filled by the Board of Directors, in the manner prescribed by this Article of the bylaws for initial appointment to such office.

Section 41. Chairman Of The Board. The Chairman of the Board, if there be such an officer, shall, if present, preside at all meetings of the Board of Directors and shall exercise and perform such other powers and duties as may be assigned from time to time by the Board of Directors or prescribed by these bylaws. If no President is appointed, the Chairman of the Board is the general manager and chief executive officer of the corporation, and shall exercise all powers of the President described in Section 42 below.

Section 42. President. Subject to such powers, if any, as may be given by the Board of Directors to the Chairman of the Board, if there be such an officer, the President shall be the general manager and chief executive officer of the corporation and shall have general supervision, direction, and control over the business and affairs of the corporation, subject to the control of the Board of Directors. The President may sign and execute, in the name of the corporation, any instrument authorized by the Board of Directors, except when the signing and execution thereof shall have been expressly delegated by the Board of Directors or by these bylaws to some other officer or agent of the corpora-tion. The President shall have all the general powers and duties of management usually vested in the president of a corporation, and shall have such other powers and duties as may be prescribed from time to time by the Board of Directors or these bylaws. The President shall have discretion to prescribe the duties of other officers and employees of the corporation in a manner not inconsistent with the provisions of these bylaws and the directions of the Board of Directors.

Section 43. Vice Presidents. In the absence or disability of the President, in the event of a vacancy in the office of President, or in the event such officer refuses to act, the Vice President shall perform all the duties of the President and, when so acting, shall have all the powers of, and be subject to all the restrictions on, the President. If at any such time the corporation has more than one vice president, the duties and powers of the President shall pass to each vice president in order of such vice president's rank as fixed by the Board of Directors or, if the vice presidents are not so ranked, to the vice president designated by the Board of Directors. The vice presidents shall have such other powers and perform such other duties as may be prescribed for them from time to time by the Board of Directors or pursuant to Sections 35 and 36 of these bylaws or otherwise pursuant to these bylaws.

Section 44.       Secretary.  The Secretary shall:

     (a) Keep, or cause to be kept, minutes of all meetings of the corporation's shareholders, Board of Directors, and committees of the Board of Directors, if any. Such minutes shall be kept in written form.

     (b) Keep, or cause to be kept, at the principal executive office of the corporation, or at the office of its transfer agent or registrar, if any, a record of the corpora-tion's shareholders, showing the names and addresses of all shareholders, and the number and classes of shares held by each. Such records shall be kept in written form or any other form capable of being converted into written form.

     (c) Keep, or cause to be kept, at the principal executive office of the corporation, or if the principal executive office is not in California, at its principal business office in California, an original or copy of these bylaws, as amended.

     (d) Give, or cause to be given, notice of all meetings of shareholders, directors and committees of the Board of Directors, as required by law or by these bylaws.

     (e) Keep the seal of the corporation, if any, in safe custody.

     (f) Exercise such powers and perform such duties as are usually vested in the office of secretary of a corporation, and exercise such other powers and perform such other duties as may be prescribed from time to time by the Board of Directors or these bylaws.

         If any assistant secretaries are appointed, the assistant secretary, or one of the assistant secretaries in the order of their rank as fixed by the Board of Directors or, if they are not so ranked, the assistant secretary designated by the Board of Directors, in the absence or disability of the Secretary or in the event of such officer's refusal to act or if a vacancy exists in the office of Secretary, shall perform the duties and exercise the powers of the Secretary and discharge such duties as may be assigned from time to time pursuant to these bylaws or by the Board of Directors.


Section 45.       Chief Financial Officer.  The Chief Financial Officer shall:

     (a) Be responsible for all functions and duties of the treasurer of the corporation.

     (b) Keep and maintain, or cause to be kept and maintained, adequate and correct books and records of account for the corporation.

     (c) Receive or be responsible for receipt of all monies due and payable to the corporation from any source whatsoever; have charge and custody of, and be responsible for, all monies and other valuables of the corporation and be responsible for deposit of all such monies in the name and to the credit of the corporation with such depositaries as may be designated by the Board of Directors or a duly appointed and authorized committee of the Board of Directors.

     (d) Disburse or be responsible for the disbursement of the funds of the corporation as may be ordered by the Board of Directors or a duly appointed and authorized committee of the Board of Directors.

     (e) Render to the chief executive officer and the Board of Directors a statement of the financial condition of the corporation if called upon to do so.

     (f) Exercise such powers and perform such duties as are usually vested in the office of chief financial officer of a corporation, and exercise such other powers and perform such other duties as may be prescribed by the Board of Directors or these bylaws.

         If any assistant financial officer is appointed, the assistant financial officer, or one of the assistant financial officers, if there are more than one, in the order of their rank as fixed by the Board of Directors or, if they are not so ranked, the assistant financial officer designated by the Board of Directors, shall, in the absence or disability of the Chief Financial Officer or in the event of such officer's refusal to act, perform the duties and exercise the powers of the Chief Financial Officer, and shall have such powers and discharge such duties as may be assigned from time to time pursuant to these bylaws or by the Board of Directors.

Section 46. Compensation. The compensation of the officers shall be fixed from time to time by the Board of Directors, and no officer shall be prevented from receiving such compensation by reason of the fact that such officer is also a director of the corporation.

                                   ARTICLE VI
               Contracts, Loans, Bank Accounts, Checks And Drafts

Section 47. Execution Of Contracts And Other Instruments. Except as these bylaws may otherwise provide, the Board of Directors or its duly appointed and authorized committee may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authorization may be general or confined to specific instances. Except as so authorized or otherwise expressly provided in these bylaws, no officer, agent, or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or in any amount.

Section 48. Loans. No loans shall be contracted on behalf of the corporation and no negotiable paper shall be issued in its name, unless and except as authorized by the Board of Directors or its duly appointed and authorized committee. When so authorized by the Board of Directors or such committee, any officer or agent of the corporation may effect loans and advances at any time for the corporation from any bank, trust company, or other institution, or from any firm, corporation or individual, and for such loans and advances may make, execute and deliver promissory notes, bonds or other evidences of indebtedness of the corporation and, when authorized as aforesaid, may mortgage, pledge, hypothecate or transfer any and all stocks, securities and other property, real or personal, at any time held by the corporation, and to that end endorse, assign and deliver the same as security for the payment of any and all loans, advances, indebtedness, and liabilities of the corporation. Such authoriza-tion may be general or confined to specific instances.

Section 49. Bank Accounts. The Board of Directors or its duly appointed and authorized committee from time to time may authorize the opening and keeping of general and/or special bank accounts with such banks, trust companies, or other depositaries as may be selected by the Board of Directors, its duly appointed and authorized committee or by any officer or officers, agent or agents, of the corporation to whom such power may be delegated from time to time by the Board of Directors. The Board of Directors or its duly appointed and authorized committee may make such rules and regulations with respect to said bank accounts, not inconsistent with the provisions of these bylaws, as are deemed advisable.

Section 50. Checks, Drafts, Etc. All checks, drafts or other orders for the payment of money, notes, acceptances or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, agent or agents, of the corporation, and in such manner, as shall be determined from time to time by resolution of the Board of Directors or its duly appointed and authorized committee. Endorsements for deposit to the credit of the corporation in any of its duly authorized depositaries may be made, without counter-signature, by the President or any vice president or the Chief Financial Officer or any assistant financial officer or by any other officer or agent of the corporation to whom the Board of Directors or its duly appointed and authorized committee, by resolution, shall have delegated such power or by hand-stamped impression in the name of the corporation.

                                   ARTICLE VII
                   Certificates For Shares And Their Transfer

Section 51. Certificate For Shares. Every holder of shares in the corporation shall be entitled to have a certificate signed in the name of the corporation by the Chairman or Vice Chairman of the Board or the President or a Vice President and by the Chief Financial Officer or an assistant financial officer or by the Secretary or an assistant secretary, certifying the number of shares and the class or series of shares owned by the share-holder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such person were an officer, transfer agent or registrar at the date of issue.

         In the event that the corporation shall issue any shares as only partly paid, the certificate issued to represent such partly paid shares shall have stated thereon the total considera-tion to be paid for such shares and the amount paid thereon.

Section 52. Transfer On The Books. Upon surrender to the Secretary or transfer agent (if any) of the corporation of a certificate for shares of the corporation duly endorsed, with reasonable assurance that the endorsement is genuine and effective, or accompanied by proper evidence of succession, assignment or authority to transfer and upon compliance with applicable federal and state securities laws and if the corpora-tion has no statutory duty to inquire into adverse claims or has discharged any such duty and if any applicable law relating to the collection of taxes has been complied with, it shall be the duty of the corporation, by its Secretary or transfer agent, to cancel the old certificate, to issue a new certificate to the person entitled thereto and to record the transaction on the books of the corporation.

Section 53. Lost, Destroyed And Stolen Certificates. The holder of any certificate for shares of the corporation alleged to have been lost, destroyed or stolen shall notify the corpora-tion by making a written affidavit or affirmation of such fact. Upon receipt of said affidavit or affirmation the Board of Directors, or its duly appointed and authorized committee or any officer or officers authorized by the Board so to do, may order the issuance of a new certificate for shares in the place of any certificate previously issued by the corporation and which is alleged to have been lost, destroyed or stolen. However, the Board of Directors or such authorized committee, officer or officers may require the owner of the allegedly lost, destroyed or stolen certificate, or such owner's legal representative, to give the corporation a bond or other adequate security sufficient to indemnify the corporation and its transfer agent and/or registrar, if any, against any claim that may be made against it or them on account of such allegedly lost, destroyed or stolen certificate or the replacement thereof. Said bond or other security shall be in such amount, on such terms and conditions and, in the case of a bond, with such surety or sureties as may be acceptable to the Board of Directors or to its duly appointed and authorized committee or any officer or officers authorized by the Board of Directors to determine the sufficiency thereof. The requirement of a bond or other security may be waived in particular cases at the discretion of the Board of Directors or its duly appointed and authorized committee or any officer or officers authorized by the Board of Directors so to do.

Section 54. Issuance, Transfer And Registration Of Shares. The Board of Directors may make such rules and regulations, not inconsistent with law or with these bylaws, as it may deem advisable concerning the issuance, transfer and registration of certificates for shares of the capital stock of the corporation. The Board of Directors may appoint a transfer agent or registrar of transfers, or both, and may require all certificates for shares of the corporation to bear the signature of either or both.

                                  ARTICLE VIII
                         Inspection Of Corporate Records

Section 55. Inspection By Directors. Every director shall have the absolute right at any reasonable time to inspect and copy all books, records, and documents of every kind of the corporation and any of its subsidiaries and to inspect the physical properties of the corporation and any of its sub-sidiaries. Such inspection may be made by the director in person or by agent or attorney, and the right of inspection includes the right to copy and make extracts.

Section 56.       Inspection By Shareholders.

     (a) Inspection Of Corporate Records.

     (1) A shareholder or shareholders holding at least five (5%) percent in the aggregate of the outstanding voting shares of the corporation or who hold at least one percent of such voting shares and have filed a Schedule 14B with the United States Securities and Exchange Commission relating to the election of directors of the corporation shall have an absolute right to do either or both of the following:

         (i) Inspect and copy the record of share-holders' names and addresses and shareholdings during usual business hours upon five (5) business days' prior written demand upon the corporation; or

         (ii) Obtain from the transfer agent, if any, for the corporation, upon five business days' prior written demand and upon the tender of its usual charges for such a list (the amount of which charges shall be stated to the shareholder by the transfer agent upon request), a list of the shareholders' names and addresses who are entitled to vote for the election of directors and their shareholdings, as of the most recent record date for which it has been compiled or as of a date specified by the shareholder subsequent to the date of demand.

     (2) The record of shareholders shall also be open to inspection and copying by any shareholder or holder of a voting trust certificate at any time during usual business hours upon written demand on the corporation, for a purpose reasonably related to such holder's interest as a shareholder or holder of a voting trust certificate.

     (3) The accounting books and records and minutes of proceedings of the shareholders and the Board of Directors and of any committees of the Board of Directors of the corporation and of each of its subsidiaries shall be open to inspection, copying and making extracts upon written demand on the corpora-tion of any shareholder or holder of a voting trust certificate at any reasonable time during usual business hours, for a purpose reasonably related to such holder's interests as a shareholder or as a holder of such voting trust certificate.

     (4) Any inspection,  copying,  and making of extracts under this subsection
     (a) may be done in person or by agent or attorney.

     (b) Inspection Of Bylaws. The original or a copy of these bylaws shall be kept as provided in Section 44 of these bylaws and shall be open to inspection by the shareholders at all reasonable times during office hours. If the principal executive office of the corporation is not in California, and the corporation has no principal business office in the state of California, a current copy of these bylaws shall be furnished to any shareholder upon written request.

Section  57.  Written  Form.  If any record  subject to  inspection  pursuant to
Section 56 above is not maintained in written form, a request for inspection is not complied with unless and until the corporation at its expense makes such record available in written form.

                                   ARTICLE IX
                                  Miscellaneous

Section 58. Fiscal Year. Unless otherwise fixed by resolution of the Board of Directors, the fiscal year of the corporation shall end on the 31st day of December in each calendar year.

Section 59. Annual Report. Subject to the provisions of Section 59(b) below, the Board of Directors shall cause an annual report to be sent to each shareholder of the corporation in the manner provided in Section 9 of these bylaws not later than one hundred twenty (120) days after the close of the corporation's fiscal year. Such report shall include a balance sheet as of the end of such fiscal year and an income statement and statement of changes in financial position for such fiscal year, accompanied by any report thereon of independent accountants or, if there is no such report, the certificate of an authorized officer of the corpora-tion that such statements were prepared without audit from the books and records of the corporation. When there are more than 100 shareholders of record of the corporation's shares, as determined by Section 605 of the California Corporations Code, additional information as required by Section 1501(b) of the California Corporations Code shall also be contained in such report, provided that if the corporation has a class of securit-ies registered under Section 12 of the United States Securities Exchange Act of 1934, that Act shall take precedence. Such report shall be sent to shareholders at least fifteen (15) (or, if sent by third-class mail, thirty-five (35)) days prior to the next annual meeting of shareholders after the end of the fiscal year to which it relates.

Section 60. Record Date. The Board of Directors may fix a time in the future as a record date for the determination of the shareholders entitled to notice of or to vote at any meeting or entitled to receive payment of any dividend or other distribution or allotment of any rights or entitled to exercise any rights in respect of any change, conversion or exchange of shares or entitled to exercise any rights in respect of any other lawful action. The record date so fixed shall not be more than sixty (60) days nor less than ten (10) days prior to the date of the meeting nor more than sixty (60) days prior to any other action or event for the purpose of which it is fixed. If no record date is fixed, the provisions of Section 15 of these bylaws shall apply with respect to notice of meetings, votes, and consents and the record date for determining shareholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolutions relating thereto, or the sixtieth (60th) day prior to the date of such other action or event, whichever is later.

         Only shareholders of record at the close of business on the record date shall be entitled to notice and to vote or to receive the dividend, distribution or allotment of rights or to exercise the rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date, except as otherwise provided in the Articles of Incorpora-tion, by agreement or by law.

Section 61. Bylaw Amendments. Except as otherwise provided by law or Section 19 of these bylaws, these bylaws may be amended or repealed by the Board of Directors or by the affirmative vote of a majority of the outstanding shares entitled to vote, including, if applicable, the affirmative vote of a majority of the outstanding shares of each class or series entitled by law or the Articles of Incorporation to vote as a class or series on the amendment or repeal or adoption of any bylaw or bylaws; provided, however, after issuance of shares, a bylaw specifying or changing a fixed number of directors or the maximum or minimum number or changing from a fixed to a variable board or vice versa may only be adopted by approval of the outstanding shares as provided herein.

Section 62. Construction And Definition. Unless the context requires otherwise, the general provisions, rules of construction, and definitions contained in the California Corporations Code shall govern the construction of these bylaws.

         Without limiting the foregoing, "shall" is mandatory and "may" is permissive.

                                    ARTICLE X
                                 Indemnification

Section 63.  Indemnification Of Directors, Officers, Employees And Other Agents.

     (a) Directors And Executive Officers. The corporation shall indemnify its directors and executive officers to the fullest extent not prohibited by the California General Corporation Law; provided, however, that the corporation may limit the extent of such indemnification by individual contracts with its directors and executive officers; and, provided, further, that the corporation shall not be required to indemnify any director or executive officer in connection with any proceeding (or part thereof) initiated by such person or any proceeding by such person against the corporation or its directors, officers, employees or other agents unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by the board of directors of the corporation or (iii) such indemnification is provided by the corporation, in its sole discretion, pursuant to the powers vested in the corporation under the California General Corporation Law.

     (b) Other Officers, Employees And Other Agents. The corporation shall have the power to indemnify its other officers, employees and other agents as set forth in the California General Corporation Law.

     (c) Determination By The Corporation. Promptly after receipt of a request for indemnification hereunder (and in any event within 90 days thereof) a reasonable, good faith determina-tion as to whether indemnification of the director or executive officer is proper under the circumstances because such director or executive officer has met the applicable standard of care shall be made by:

     (1) a majority vote of a quorum consisting of directors who are not parties to such proceeding;

     (2) if such quorum is not obtainable, by independent legal counsel in a written opinion; or

     (3) approval or ratification by the affirmative vote of a majority of the shares of this corporation represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) or by written consent of a majority of the outstanding shares entitled to vote; where in each case the shares owned by the person to be indemnified shall not be considered entitled to vote thereon.

     (d) Good Faith.

     (1) For purposes of any determination under this bylaw, a director or executive officer shall be deemed to have acted in good faith and in a manner he reasonably believed to be in the best interests of the corporation and its shareholders, and, with respect to any criminal action or proceeding, to have had no reasonable cause to believe that his conduct was unlawful, if his action is based on information, opinions, reports and statements, including financial statements and other financial data, in each case prepared or presented by:

         (i) one or more officers or employees of the corporation whom the director or executive officer believed to be reliable and competent in the matters presented;

         (ii) counsel, independent accountants or other persons as to matters which the director or executive officer believed to be within such person's professional competence; and

         (iii) with respect to a director, a committee of the Board upon which such director does not serve, as to matters within such committee's designated authority, which committee the director believes to merit confidence; so long as, in each case, the director or executive officer acts without knowledge that would cause such reliance to be unwarranted.

     (2) The termination of any proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in the best interests of the corporation and its shareholders or that he had reasonable cause to believe that his conduct was unlawful.

     (3) The provisions of this paragraph (d) shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standard of conduct set forth by the California General Corporation Law.

     (e) Expenses. The corporation shall advance, prior to the final disposition of any proceeding, promptly following request therefor, all expenses incurred by any director or executive officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it shall be determined ultimately that such person is not entitled to be indemnified under this bylaw or otherwise.

         Notwithstanding the foregoing, unless otherwise determined pursuant to paragraph (f) of this bylaw, no advance shall be made by the corporation if a determination is reasonably and promptly made by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding (or, if no such quorum exists, by independent legal counsel in a written opinion) that the facts known to the decision making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in the best interests of the corporation and its shareholders.

     (f) Enforcement. Without the necessity of entering into an express contract, all rights to indemnification and advances to directors and executive officers under this bylaw shall be deemed to be contractual rights and be effective to the same extent and as if provided for in a contract between the corporation and the director or executive officer. Any right to indemnification or advances granted by this bylaw to a director or executive officer shall be enforceable by or on behalf of the person holding such right in the forum in which the proceeding is or was pending or, if such forum is not available or a determina-tion is made that such forum is not convenient, in any court of competent jurisdiction if (i) the claim for indemnification or advances is denied, in whole or in part, or (ii) no disposition of such claim is made within ninety (90) days of request there-for. The claimant in such enforcement action, if successful in whole or in part, shall be entitled to be paid also the expense of prosecuting his claim. The corporation shall be entitled to raise as a defense to any such action that the claimant has not met the standards of conduct that make it permissible under the California General Corporation Law for the corporation to indemnify the claimant for the amount claimed. Neither the failure of the corporation (including its board of directors, independent legal counsel or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he has met the applicable standard of conduct set forth in the California General Corporation Law, nor an actual deter-mination by the corporation (including its board of directors, independent legal counsel or its shareholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that claimant has not met the applicable standard of conduct.

     (g) Non-Exclusivity Of Rights. To the fullest extent permitted by the corporation's Articles of Incorporation and the California General Corporation Law, the rights conferred on any person by this bylaw shall not be exclusive of any other right which such person may have or hereafter acquire under any statute, provision of the Articles of Incorporation, bylaws, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding office. The corporation is specifically authorized to enter into individual contracts with any or all of its directors, officers, employees or agents respecting indemnification and advances, to the fullest extent permitted by the California General Corporation Law and the corporation's Articles of Incorporation.

     (h) Survival Of Rights. The rights conferred on any person by this bylaw shall continue as to a person who has ceased to be a director or executive officer and shall inure to the benefit of the heirs, executors and administrators of such a person.

     (i) Insurance. The corporation, upon approval by the board of directors, may purchase insurance on behalf of any person required or permitted to be indemnified pursuant to this bylaw.

     (j) Amendments. Any repeal or modification of this bylaw shall only be prospective and shall not affect the rights under this bylaw in effect at the time of the alleged occurrence of any action or omission to act that is the cause of any proceeding against any agent of the corporation.

     (k) Employee Benefit Plans. The corporation shall indemnify the directors and officers of the corporation who serve at the request of the corporation as trustees, investment managers or other fiduciaries of employee benefit plans to the fullest extent permitted by the California General Corporation Law.

     (l) Saving Clause. If this bylaw or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the corporation shall nevertheless indemnify each director and executive officer to the fullest extent permitted by any applicable portion of this bylaw that shall not have been invalidated, or by any other applicable law.

     (m) Certain Definitions. For the purposes of this bylaw, the following definitions shall apply:

     (1) The term "proceeding" shall be broadly construed and shall include, without limitation, the investiga-tion, preparation, prosecution, defense, settlement and appeal of any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investi-gative.

     (2) The term "expenses" shall be broadly construed and shall include, without limitation, court costs, attorneys' fees, witness fees, fines, amounts paid in settlement or judgment and any other costs and expenses of any nature or kind incurred in connection with any proceeding, including expenses of establishing a right to indemnification under this bylaw or any applicable law.

     (3) The term the "corporation" shall include, in addition to the resulting corporation, any constituent corpora-tion (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this bylaw with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

     (4) References to a "director," "officer," "employee," or "agent" of the corporation shall include, without limitation, situations where such person is or was serving at the request of the corporation as a director, officer, employee, trustee or agent of another corporation, partnership, joint venture, trust or other enterprise.

                                   ARTICLE XI
                          Loans Of Officers And Others

Section 64. Certain Corporate Loans And Guaranties. If the corporation has outstanding shares held of record by 100 or more persons on the date of approval by the Board of Directors, the corporation may make loans of money or property to, or guarantee the obligations of, any officer of the corporation or its parent or any subsidiary, whether or not a director of the corporation or its parent or any subsidiary, or adopt an employee benefit plan or plans authorizing such loans or guaranties, upon the approval of the Board of Directors alone, by a vote sufficient without counting the vote of any interested director or directors, if the Board of Directors determines that such a loan or guaranty or plan may reasonably be expected to benefit the corporation. Notwithstanding the foregoing, the corporation shall have the power to make loans permitted by the California Corporations Code.

                                                                   Exhibit 10.19


                              EMPLOYMENT AGREEMENT


         This Employment Agreement ("Agreement") is entered into on the 12th day of November, 1998, by and between DONALD L. RICH ("Executive") and CASTELLE, a California corporation (the "Company").

         WHEREAS,  the Company desires to employ  Executive to provide  personal
services  to  the  Company,   and  wishes  to  provide  Executive  with  certain
compensation and benefits in return for his services; and

         WHEREAS, Executive wishes to be employed by the Company and provide personal services to the Company in return for certain compensation and benefits;

         NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, it is hereby agreed by and between the parties hereto as follows:

1.       EMPLOYMENT BY THE COMPANY.

1.1 The effective date of this Agreement shall be November 10, 1998.

1.2 Subject to terms set forth herein, the Company agrees to employ Executive in the position of Chief Executive Officer and Executive hereby accepts such employment effective as of November 10, 1998 (the "Employment Date"). During the term of his employment with the Company, Executive will devote his best efforts and substantially all of his business time and attention (except for vacation periods as set forth herein and reasonable periods of illness or other incapacities permitted by the Company's general employment policies or as otherwise set forth in this Agreement) to the business of the Company.

1.3 Executive shall serve in an executive capacity and shall perform such duties as are customarily associated the position of Chief Executive Officer and such other duties as are assigned to Executive by the Company's Board of Directors (the "Board"). Executive will report to the Board. Executive shall be appointed to the Board and the Company will use its best efforts to elect and re-elect Executive to the Board.

1.4 The employment relationship between the parties shall also be governed by the general employment policies and practices of the Company, including those relating to protection of confidential information and assignment of inventions, except that when the terms of this Agreement differ from or are in conflict with the Company's general employment policies or practices, this Agreement shall control.

2.       COMPENSATION.

2.1 Salary. Executive shall receive for services to be rendered hereunder an annualized base salary of $200,000, payable on a biweekly basis.

2.2 Bonus. Executive will be eligible to earn a bonus, in an amount up to $100,000 if performance criteria to be developed by the Compensation Committee of the Board (the "Corporation Committee") are met. These performance criteria will be established by the Compensation Committee prior to the end of the fourth quarter of the previous year. In the event Executive exceeds the performance criteria established by the Compensation Committee in a given year, Executive will be eligible to earn a bonus in excess of $100,000.

2.3 Standard Company Benefits. Executive shall be entitled to all rights and benefits for which he is eligible under the terms and conditions of the standard Company benefits and compensation practices which may be in effect from time to time and provided by the Company to its executive employees generally.

2.4 Compensatory Stock Awards. On November 12, 1998, the Board shall grant Executive an option to acquire three hundred thousand (300,000) shares of the common stock of the Company. Such options shall be granted under the Company's 1988 Incentive Stock Plan (the "Option Plan"). The exercise price per share of these options will be equal to one hundred percent (100%) of the fair market value of the Company's common stock, as determined under the Option Plan on the date of grant. Subject to Executive's continued employment by the Company, one-sixth (1/6) of the options shall vest on the date that is six (6) months after the date on which Executive commences employment and an additional one-thirty-sixth (1/36) of the options shall vest each calendar month for thirty
(30) months thereafter for each subsequent month of service Executive completes with the Company. The vesting of such options may be accelerated upon a termination of Executive's employment with the Company pursuant to the provisions of the Executive Severance and Transition Benefits Agreement that Executive will enter into with the Company.

2.5 Executive Severance And Transition Benefits Agreement. Effective as of the Employment Date, Executive will be eligible to enter into an Executive Severance and Transition Benefits Agreement with the Company in the form attached hereto as Exhibit A (the "Severance Agreement"). The Severance Agreement will provide the sole benefits that Executive will receive upon Executive's termination of employment with the Company for any reason.

3.       PROPRIETARY INFORMATION OBLIGATIONS.

3.1 Agreement. Executive agrees to execute and abide by the Proprietary Information and Inventions Agreement attached hereto as Exhibit B.

3.2 Remedies. Executive's duties under the Proprietary Information and Inventions Agreement shall survive termination of his employment with the Company. Executive acknowledges that a remedy at law for any breach or threatened breach by him of the provisions of the Proprietary Information and Inventions Agreement would be inadequate, and he therefore agrees that the Company shall be entitled to injunctive relief in case of any such breach or threatened breach.

4.       OUTSIDE ACTIVITIES.

4.1 Except with the prior written consent of the Board, Executive will not during the term of this Agreement undertake or engage in any other employment, occupation or business enterprise, other than ones in which Executive is a passive investor. Executive may engage in civic and not-for-profit activities so long as such activities do not materially interfere with the performance of his duties hereunder.

4.2 During the term of his employment by the Company, except on behalf of the Company, Executive will not directly or indirectly, whether as an officer, director, stockholder, partner, proprietor, associate, representative, consultant, or in any capacity whatsoever engage in, become financially interested in, be employed by or have any business connection with any other person, corporation, firm, partnership or other entity whatsoever which were known by him to compete directly with the Company, throughout the world, in any line of business engaged in (or planned to be engaged in) by the Company; provided, however, that anything above to the contrary notwithstanding, he may own, as a passive investor, securities of any competitor corporation, so long as his direct holdings in any one such corporation shall not in the aggregate constitute more than 1% of the voting stock of such corporation.

5. TERMINATION OF EMPLOYMENT. Both the Company and Executive shall have the right to terminate Executive's employment with the Company at any time, with or without cause, and without prior notice. If Executive's employment with the Company is terminated, Executive will be eligible to receive severance benefits to the extent provided as set forth in the Severance Agreement.

6.       NONINTERFERENCE.

         While employed by the Company, and for one (1) year immediately following the Termination Date, Executive agrees not to interfere with the business of the Company by soliciting, attempting to solicit, inducing, or otherwise causing any employee of the Company to terminate his or her employment in order to become an employee, consultant or independent contractor to or for any competitor of the Company.

7.       GENERAL PROVISIONS.

7.1 Notices. Any notices provided hereunder must be in writing and shall be deemed effective upon the earlier of personal delivery (including personal delivery by telex) or the third day after mailing by first class mail, to the Company at its primary office location and to Executive at his address as listed on the Company payroll.

7.2 Severability. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability will not affect any other provision or any other jurisdiction, but this Agreement will be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provisions had never been contained herein.

7.3 Waiver. If either party should waive any breach of any provisions of this Agreement, he or it shall not thereby be deemed to have waived any preceding or succeeding breach of the same or any other provision of this Agreement.

7.4 Complete Agreement. This Agreement and its Exhibit A and Exhibit B constitute the entire agreement between Executive and the Company and are the complete, final, and exclusive embodiment of their agreement with regard to this subject matter. They are entered into without reliance on any promise or representation other than those expressly contained herein or therein, and they cannot be modified or amended except in a writing signed by an officer of the Company.

7.5 Counterparts. This Agreement may be executed in separate counterparts, any one of which need not contain signatures of more than one party, but all of which taken together will constitute one and the same Agreement.

7.6 Headings. The headings of the sections hereof are inserted for convenience only and shall not be deemed to constitute a part hereof nor to affect the meaning thereof.

7.7 Successors and Assigns. This Agreement is intended to bind and inure to the benefit of and be enforceable by Executive and the Company, and their respective successors, assigns, heirs, executors and administrators, except that Executive may not assign any of his duties hereunder and he may not assign any of his rights hereunder without the written consent of the Company, which shall not be withheld unreasonably.

7.8 Attorneys' Fees. If either party hereto brings any action to enforce his or its rights hereunder, each party in any such action shall be responsible for its own attorneys' fees and costs incurred in connection with such action.

7.9 Choice of Law. All questions concerning the construction, validity and interpretation of this Agreement will be governed by the law of the State of California.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first above written.

                                                     CASTELLE
                                                     By:/S/ Jerome Burke
                                                            Jerome Burke
                                                            President


                                                    Date:  12th November, 1998


Accepted and agreed this
12th day of November, 1998



/s/ Donald L. Rich
DONALD  L. RICH

                                    EXHIBIT A

                            EXECUTIVE SEVERANCE AND
                          TRANSITION BENEFITS AGREEMENT


         THIS  EXECUTIVE   SEVERANCE  AND  TRANSITION  BENEFITS  AGREEMENT  (the
"Agreement") is entered into effective as of the 10th day of November, 1998 between DONALD L. RICH, ("Executive") and CASTELLE, a California corporation
(the "Company"). This Agreement is intended to provide Executive with the compensation and benefits described herein upon the occurrence of specific events. Certain capitalized terms used in this Agreement are defined in Article 5.

         The Company and Executive hereby agree as follows:

                                   ARTICLE 1

                            EMPLOYMENT BY THE COMPANY

1.1 The Company and Executive wish to set forth the compensation and benefits which Executive shall be entitled to receive (i) in the event Executive's employment with the Company terminates, or (ii) in the event there is a Change in Control of the Company, under the circumstances described herein.

1.2 The duties and obligations of the Company to Executive under this Agreement shall be in consideration for Executive's past services to the Company, Executive's continued employment with the Company, and Executive's execution of the general waiver and release described in Section 3.2.

1.3 This Agreement shall remain in full force and effect so long as Executive is employed by the Company; provided, however, that Executive's rights to payments and benefits under Article 2 shall continue until the Company's obligation to provide such payments and benefits is satisfied.

1.4 This Agreement shall supersede any other agreements relating to Executive's termination of employment with the Company.

                                   ARTICLE 2

              SEVERANCE, CHANGE IN CONTROL AND TRANSITION BENEFITS

2.1 Severance Benefits. If Executive's employment terminates due to an Involuntary Termination Without Cause or a Voluntary Termination for Good Reason after the date of execution of this Agreement, and without regard to any Change in Control of the Company, the termination of employment will be a Covered Termination. Executive shall receive Base Pay and bonus that have accrued but are unpaid as of the date of such Covered Termination, and, within thirty (30) days following such Covered Termination, Executive shall also receive a lump sum payment equal to one hundred percent (100%) of Executive's Base Pay, all of the foregoing subject to applicable tax withholding. In addition, following a Covered Termination, Executive and Executive's covered dependents will be eligible to continue their health care benefit coverage as permitted by COBRA (Internal Revenue Code Section 4980B) at the same cost to Executive as in effect immediately prior to the Covered Termination for the one (l)-year period following the Covered Termination.

2.2      Transition Bonus.

(a) In the event there is a Change in Control of the Company and Executive continues to render services to the Company for ninety (90) days following the closing of the transaction resulting in such Change in Control, then, if:

(i) Executive's employment has been terminated and such termination is not a Covered Termination, Executive shall be entitled to a lump-sum payment equal to fifty percent (50%) of Executive's Base Pay, subject to applicable withholding; or

(ii) Executive's employment has been terminated and such termination is a Covered Termination, Executive shall be entitled to a lump-sum payment equal to the Severance Benefits set forth in Section 2.1 of this Agreement, subject to applicable withholding.

(b) If Executive does not terminate employment with the successor company on or before the ninetieth (90th) day after the closing of the transaction resulting in a Change in Control and continues to render services to the Company from and after the ninetieth (90th) day following such closing, then Executive shall be entitled to a lump-sum payment equal to fifty percent (50%) of Executive's Base Pay, subject to applicable withholding, and without regard to any payment that might be received by Executive with respect to a Covered Termination.

2.3      Acceleration of Vesting of Outstanding Options.

(a) If  Executive's  employment  terminates on a date that is less than eighteen
(18) months after the date Executive commences employment with the Company and such termination is a Covered Termination, the vesting of any options to purchase common stock of the Company then held by Executive shall accelerate and such options shall become immediately vested as to fifty percent (50%) of the total number of shares of common stock subject to such options.

(b) If Executive's employment terminates on a date that is eighteen (18) months or more after the date Executive commences employment with the Company and such termination is a Covered Termination, the vesting of any options to purchase common stock of the Company then held by Executive shall accelerate and such options shall become immediately vested as to one hundred percent (100%) of the total number of shares of common stock subject to such options.

(c) Notwithstanding (a) and (b) above, if Executive's employment terminates in connection with a Change in Control that is a transaction that is accounted for as a pooling of interests for financial accounting purposes, then no portion of any option to purchase common stock of the Company granted to Executive after November 10, 1998 shall accelerate unless the Company receives reasonable assurances from its independent public accountants (and from the acquiring party's independent public accountants) that in their good faith judgment such acceleration will not affect the pooling of interests accounting treatment of such Change in Control transaction.

2.4 Mitigation. Executive shall not be required to mitigate damages or the amount of any payment provided under this Agreement by seeking other employment or otherwise, nor shall the amount of any payment provided for under this Agreement be reduced by any compensation earned by Executive as a result of employment by another employer or by any retirement benefits received by Executive after the date of the Covered Termination, or otherwise.

2.5 Possible Outcomes. The chart attached hereto as Exhibit B is intended to summarize the possible cash benefits payable under this Article 2 in the circumstances indicated and is incorporated into this Agreement for the convenience of the parties.

                                   ARTICLE 3

                     LIMITATIONS AND CONDITIONS ON BENEFITS

3.1 Withholding of Taxes. The Company shall withhold appropriate federal, state, local (and foreign, if applicable) income and employment taxes from any payments hereunder.

3.2  Employee  Agreement  and  Release  Prior to Receipt of  Benefits.  Upon the
occurrence of a Covered Termination, and prior to the receipt of any benefits under this Agreement on account of the occurrence of such Covered Termination, Executive shall execute the Employee Agreement and Release (the "Release") in the form attached hereto as Exhibit A. Such Release shall specifically relate to all of Executive's rights and claims in existence at the time of such execution and shall confirm Executive's obligations under the Company's standard form of proprietary information agreement. It is understood that Executive has twenty-one (21) days to consider whether to execute such Release, and Executive may revoke such Release within seven (7) business days after execution. In the event Executive does not execute such Release within the twenty-one (2l)-day period, or if Executive revokes such Release within the subsequent seven (7) business day period, no benefits shall be payable under this Agreement and this Agreement shall be null and void.

                                   ARTICLE 4

                            OTHER RIGHTS AND BENEFITS

4.1 Nonexclusivity. Except as otherwise expressly provided herein, nothing in the Agreement shall prevent or limit Executive's continuing or future participation in any benefit, bonus, incentive or other plans, programs, policies or practices provided by the Company and for which Executive may otherwise qualify, nor shall anything herein limit or otherwise affect such rights as Executive may have under other agreements with the Company. Except as otherwise expressly provided herein, amounts which are vested benefits or which Executive is otherwise entitled to receive under any plan, policy, practice or program of the Company at or subsequent to the date of a Covered Termination shall be payable in accordance with such plan, policy, practice or program.

4.2 Parachute Payments. If the severance and other benefits provided to Executive under this Agreement (i) constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") and (ii) but for this Section 4.2, such severance and other benefits would be subject to the excise tax imposed by Section 4999 of the Code, then Executive's benefits under this Agreement shall be payable either:

(a) in full; or

(b) as to such lesser amount which would result in no portion of such severance and other benefits being subject to excise tax under Section 499 of the Code,

whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax imposed by Section 4999, results in the receipt by Executive, on an after-tax basis, of the greatest amount of severance benefits under this Agreement. Unless the Company and Executive otherwise agree in writing, any determination required under this Section 4.2 shall be made in writing by independent public accountants agreed to by the Company and Executive (the "Accountants"), whose determination shall be conclusive and binding upon Executive and the Company for all purposes. For purposes of making the calculations required by this Section 4.2, the Accountants may make reasonable, good faith interpretations concerning the application of Sections 280G and 4999 of the Code. The Company and Executive shall furnish to the Accountants such information and documents as the Accountants may reasonably request in order to make a determination under this
Section 4.2. The Company shall bear all costs the Accountants may reasonably incur in connection with any calculations contemplated by this Section 4.2.

                                   ARTICLE 5

                                   DEFINITIONS

         For purposes of the Agreement, the following terms are defined as follows:

5.1 "Base Pay" means Executive's annual base pay at the rate in effect during the last regularly scheduled payroll period immediately preceding any termination of Executive's employment or, if higher, Executive's annual base pay in effect as of the date of this Agreement if subsequent to that time Executive has agreed to a reduction in base pay in connection with a general reduction in the base pay of other similarly situated employees of the Company.

5.2 "Change in Control" means (1) a dissolution, liquidation or sale of all or substantially all of the assets of the Company; (2) a merger or consolidation in which the Company is not the surviving corporation; (3) a reverse merger in which the Company is the surviving corporation but the shares of the Company's common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise; or (4) the acquisition by any person, entity or group within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any comparable successor provisions (excluding any employee benefit plan, or related trust, sponsored or maintained by the Company or any Affiliate of the Company) of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act, or comparable successor rule) of securities of the Company representing at least fifty percent (50%) of the combined voting power entitled to vote in the election of directors.

5.3 "Covered Termination" means an Involuntary Termination Without Cause or a Voluntary Termination for Good Reason.

5.4 "Involuntary Termination Without Cause" means Executive's dismissal or discharge for reasons other than fraud, misappropriation, embezzlement or intentional misconduct on the part of Executive which resulted in material loss, damage or injury to the Company. The termination of Executive's employment will not be deemed to be an "Involuntary Termination Without Cause" if such termination occurs as a result of Executive's death or disability. For purposes of the foregoing, "disability" means a disability, as that term is defined in the long term disability plan maintained by the Company that covers Executive, that continues for ninety (90) days.

5.5 "Voluntary Termination For Good Reason" means that the Executive voluntarily terminates employment within ninety (90) days after any of the following are undertaken without Executive's express written consent:

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

(d) a relocation of Executive or the Company's principal business offices to a location more than twenty (20) miles from the current location at which Executive performs duties, except for required travel by Executive on the Company's business to an extent substantially consistent with Executive's business travel obligations;

(e) any breach by the Company of any provision of this Agreement or Executive's Employment Agreement dated November 10, 1998; or

(f) any failure by the Company to obtain the assumption of this Agreement by any successor or assign of the Company.

                                   ARTICLE 6

                               GENERAL PROVISIONS

6.1 Employment Status. This Agreement does not constitute a contract of employment or impose on Executive any obligation to remain as an employee, or impose on the Company any obligation (i) to retain Executive as an employee,
(ii) to change the status of Executive as an at-will employee, or (iii) to change the Company's policies regarding termination of employment.

6.2 Notices. Any notices provided hereunder must be in writing and such notices or any other written communication shall be deemed effective upon the earlier of personal delivery (including personal delivery by facsimile) or the third day after mailing by first class mail, to the Company at its primary office location and to Executive at Executive's address as listed in the Company's payroll records. Any payments made by the Company to Executive under the terms of this Agreement shall be delivered to Executive either in person or at the address as listed in the Company's payroll records.

6.3 Severability. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability will not affect any other provision or any other jurisdiction, but this Agreement will be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provisions had never been contained herein.

6.4 Waiver. If either party should waive any breach of any provisions of this Agreement, he or it shall not thereby be deemed to have waived any preceding or succeeding breach of the same or any other provision of this Agreement.

6.5 Arbitration. Unless otherwise prohibited by law or specified below, all disputes, claims and causes of action, in law or equity, arising from or relating to this Agreement or its enforcement, performance, breach, or interpretation shall be resolved solely and exclusively by final and binding arbitration held in San Francisco, California through Judicial Arbitration & Mediation Services/Endispute ("JAMS") under the then existing JAMS arbitration rules. However, nothing in this section is intended to prevent either party from obtaining injunctive relief in court to prevent irreparable harm pending the conclusion of any such arbitration. Each party in any such arbitration shall be responsible for its own attorneys' fees, costs and necessary disbursements; provided, however, that in the event one party refuses to arbitrate and the other party seeks to compel arbitration by court order, if such other party prevails, it shall be entitled to recover reasonable attorneys' fees, costs and necessary disbursements. Pursuant to California Civil Code Section 1717, each party warrants that it was represented by counsel in the negotiation and execution of this Agreement, including the attorneys' fees provision herein.

6.6 Complete Agreement. This Agreement, including Exhibit A, Exhibit B, and any other written agreements referred to in this Agreement, constitutes the entire agreement between Executive and the Company and it is the complete, final, and exclusive embodiment of their agreement with regard to this subject matter. It is entered into without reliance on any promise or representation other than those expressly contained herein.

6.7 Amendment or Termination of Agreement. This Agreement may be changed or terminated only upon the mutual written consent of the Company and Executive. The written consent of the Company to a change or termination of this Agreement must be signed by an executive officer of the Company after such change or termination has been approved by the Compensation Committee of the Company's Board of Directors.

6.8 Counterparts. This Agreement may be executed in separate counterparts, any one of which need not contain signatures of more than one party, but all of which taken together will constitute one and the same Agreement.

6.9 Headings. The headings of the Articles and Sections hereof are inserted for convenience only and shall not be deemed to constitute a part hereof nor to affect the meaning hereof.

6.10 Successors and Assigns. This Agreement is intended to bind and inure to the benefit of and be enforceable by Executive and the Company, and their respective successors, assigns, heirs, executors and administrators, except that Executive may not assign any duties hereunder and may not assign any rights hereunder without the written consent of the Company, which consent shall not be withheld unreasonably.

6.11 Attorneys' Fees. Except as otherwise provided in Section 6.5, if Executive brings any action to enforce his rights hereunder, Executive shall be responsible for his own attorneys' fees and costs incurred in connection with such action, regardless of the outcome of such action.

6.12 Choice Of Law. All questions concerning the construction. validity and interpretation of this Agreement will be governed by the law of the State of California, without regard to such state's conflict of laws rules.

6.13 Non-Publication. The parties mutually agree not to disclose publicly the terms of this Agreement except to the extent that disclosure is mandated by applicable law or to respective personal advisors.

6.14 Construction Of Agreement. In the event of a conflict between the text of the Agreement and any summary, description or other information regarding the Agreement, the text of the Agreement shall control.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year written above.


CASTELLE                                                     DONALD  L. RICH
By:   /s/Jerome Burke                                    /s/ DONALD  L. RICH

Name: Jerome Burke

Title: Executive Vice President




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

         Except as  otherwise  set forth in this  Agreement,  I hereby  release, acquit and forever discharge the Company, its parents and subsidiaries, and their officers, directors, agents, servants, employees, shareholders, successors, assigns and affiliates, of and from any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages, indemnities and obligations of every kind and nature, in law, equity, or otherwise, known and unknown, suspected and unsuspected, disclosed and undisclosed (other than any claim for indemnification I may have as a result of any third party action against me based on my employment with the Company), arising out of or in any way related to agreements, events, acts or conduct at any time prior to and including the Effective Date of this Agreement, including but not limited to: all such claims and demands directly or indirectly arising out of or in any way connected with my employment with the Company or the termination of that employment, including but not limited to, claims of intentional and negligent infliction of emotional distress, any and all tort claims for personal injury, claims or demands related to salary, bonuses, commissions, stock, stock options, or any other ownership interests in the Company, vacation pay, fringe benefits, expense reimbursements, severance pay, or any other form of compensation; claims pursuant to any federal, state or local law or cause of action including, but not limited to, the federal Civil Rights Act of 1964, as amended; the federal Age Discrimination in Employment Act of 1967, as amended ("ADEA"); the federal Americans with Disabilities Act of 1990; the California Fair Employment and Housing Act, as amended; tort law; contract law; wrongful discharge; discrimination; fraud; defamation; emotional distress; and breach of the implied covenant of good faith and fair dealing; provided, however, that nothing in this paragraph shall be construed in any way to release the Company from its obligation to indemnify me pursuant to the Company's indemnification obligation pursuant to agreement or applicable law or to reduce or eliminate any coverage I may have under the Company's director and officer liability policy, if any.

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

CASTELLE                                                     DONALD  L. RICH



By:    ___________________________                 __________________________

Name:  ___________________________                 Date:_____________________

Title: ___________________________

                                    EXHIBIT B

                          POSSIBLE CASH PAYMENTS UNDER
              EXECUTIVE SEVERANCE AND TRANSITION BENEFITS AGREEMENT



---------------------------------------- -------------------------------------- --------------------------------------
                                         Termination that Does Not Qualify as      Termination that Qualifies as a
                                                 a Covered Termination                   Covered Termination
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
Prior to Change in Control               Cash:  -0-                             Cash:  12 months base pay
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
0 - 89 days after Change in Control      Cash:  -0-                             Cash:  12 months base pay
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
90 days after Change in Control          Cash:  6 months base pay               Cash:  12 months base pay
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
90+ days after Change in Control         Cash:  6 months base pay               Cash:  18 months base pay
---------------------------------------- -------------------------------------- --------------------------------------


                                    EXHIBIT B

                                    CASTELLE

            EMPLOYEE PROPRIETARY INFORMATION AND INVENTIONS AGREEMENT




In consideration of my employment or continued employment by Castelle (the "Company"), and the compensation now and hereafter paid to me, I hereby agree as follows:



1.      NONDISCLOSURE

1.1 Recognition of Company's Rights; Nondisclosure. At all times during my employment and thereafter, I will hold in strictest confidence and will not disclose, use, lecture upon or publish any of the Company's Proprietary Information (defined below), except as such disclosure, use or publication may be required in connection with my work for the Company, or unless an officer of the Company expressly authorizes such in writing. I will obtain Company's written approval before publishing or submitting for publication any material (written, verbal, or otherwise) that relates to my work at Company and/or incorporates any Proprietary Information. I hereby assign to the Company any rights I may have or acquire in such Proprietary Information and recognize that all Proprietary Information shall be the sole property of the Company and its assigns.

1.2 Proprietary Information. The term "Proprietary Information" shall mean any and all confidential and/or proprietary knowledge, data or information of the Company. By way of illustration but not limitation, "Proprietary Information" includes (a) trade secrets, inventions, mask works, ideas, processes, formulas, source and object codes, data, programs, other works of authorship, know-how, improvements, discoveries, developments, designs and techniques (hereinafter collectively referred to as "Inventions"); and (b) information regarding plans for research, development, new products, marketing and selling, business plans, budgets and unpublished financial statements, licenses, prices and costs, suppliers and customers; and (c) information regarding the skills and compensation of other employees of the Company. Notwithstanding the foregoing, it is understood that, at all such times, I am free to use information which is generally known in the trade or industry, which is not gained as result of a breach of this Agreement, and my own, skill, knowledge, know-how and experience to whatever extent and in whichever way I wish.

1.3 Third Party Information. I understand, in addition, that the Company has received and in the future will receive from third parties confidential or proprietary information ("Third Party Information") subject to a duty on the Company's part to maintain the confidentiality of such information and to use it only for certain limited purposes. During the term of my employment and thereafter, I will hold Third Party Information in the strictest confidence and will not disclose to anyone (other than Company personnel who need to know such information in connection with their work for the Company) or use, except in connection with my work for the Company, Third Party Information unless expressly authorized by an officer of the Company in writing.

1.4 No Improper Use of Information of Prior Employers and Others. During my employment by the Company I will not improperly use or disclose any confidential information or trade secrets, if any, of any former employer or any other person to whom I have an obligation of confidentiality, and I will not bring onto the premises of the Company any unpublished documents or any property belonging to any former employer or any other person to whom I have an obligation of confidentiality unless consented to in writing by that former employer or person. I will use in the performance of my duties only information which is generally known and used by persons with training and experience comparable to my own, which is common knowledge in the industry or otherwise legally in the public domain, or which is otherwise provided or developed by the Company.

2.      ASSIGNMENT OF INVENTIONS.

2.1 Proprietary Rights. The term "Proprietary Rights" shall mean all trade secret, patent, copyright, mask work and other intellectual property rights throughout the world.

2.2 Prior Inventions. Inventions, if any, patented or unpatented, which I made prior to the commencement of my employment with the Company are excluded from the scope of this Agreement. To preclude any possible uncertainty, I have set forth on Exhibit B (Previous Inventions) attached hereto a complete list of all Inventions that I have, alone or jointly with others, conceived, developed or reduced to practice or caused to be conceived, developed or reduced to practice prior to the commencement of my employment with the Company, that I consider to be my property or the property of third parties and that I wish to have excluded from the scope of this Agreement (collectively referred to as "Prior Inventions"). If disclosure of any such Prior Invention would cause me to violate any prior confidentiality agreement, I understand that I am not to list such Prior Inventions in Exhibit B but am only to disclose a cursory name for each such invention, a listing of the party(ies) to whom it belongs and the fact that full disclosure as to such inventions has not been made for that reason. A space is provided on Exhibit B for such purpose. If no such disclosure is attached, I represent that there are no Prior Inventions. If, in the course of my employment with the Company, I incorporate a Prior Invention into a Company product, process or machine, the Company is hereby granted and shall have a nonexclusive, royalty-free, irrevocable, perpetual, worldwide license (with rights to sublicense through multiple tiers of sublicensees) to make, have made, modify, use and sell such Prior Invention. Notwithstanding the foregoing, I agree that I will not incorporate, or permit to be incorporated, Prior Inventions in any Company Inventions without the Company's prior written consent.

2.3 Assignment of Inventions. Subject to Sections 2.4, and 2.6, I hereby assign and agree to assign in the future (when any such Inventions or Proprietary Rights are first reduced to practice or first fixed in a tangible medium, as applicable) to the Company all my right, title and interest in and to any and all Inventions (and all Proprietary Rights with respect thereto) whether or not patentable or registrable under copyright or similar statutes, made or conceived or reduced to practice or learned by me, either alone or jointly with others, during the period of my employment with the Company. Inventions assigned to the Company, or to a third party as directed by the Company pursuant to this Section 2, are hereinafter referred to as "Company Inventions."

2.4 Nonassignable Inventions. This Agreement does not apply to an Invention which qualifies fully as a nonassignable Invention under Section 2870 of the California Labor Code (hereinafter "Section 2870"). I have reviewed the notification on Exhibit A (Limited Exclusion Notification) and agree that my signature acknowledges receipt of the notification.

2.5 Obligation to Keep Company Informed. During the period of my employment and for six (6) months after termination of my employment with the Company, I will promptly disclose to the Company fully and in writing all Inventions authored, conceived or reduced to practice by me, either alone or jointly with others. In addition, I will promptly disclose to the Company all patent applications filed by me or on my behalf within a year after termination of employment. At the time of each such disclosure, I will advise the Company in writing of any Inventions that I believe fully qualify for protection under Section 2870; and I will at that time provide to the Company in writing all evidence necessary to substantiate that belief. The Company will keep in confidence and will not use for any purpose or disclose to third parties without my consent any confidential information disclosed in writing to the Company pursuant to this Agreement relating to Inventions that qualify fully for protection under the provisions of
Section 2870. I will preserve the confidentiality of any Invention that does not fully qualify for protection under Section 2870.

2.6 Government or Third Party. I also agree to assign all my right, title and interest in and to any particular Company Invention to a third party, including without limitation the United States, as directed by the Company.

2.7 Works for Hire. I acknowledge that all original works of authorship which are made by me (solely or jointly with others) within the scope of my employment and which are protectable by copyright are "works made for hire," pursuant to United States Copyright Act (17 U.S.C., Section 101).

2.8 Enforcement of Proprietary Rights. I will assist the Company in every proper way to obtain, and from time to time enforce, United States and foreign Proprietary Rights relating to Company Inventions in any and all countries. To that end I will execute, verify and deliver such documents and perform such other acts (including appearances as a witness) as the Company may reasonably request for use in applying for, obtaining, perfecting, evidencing, sustaining and enforcing such Proprietary Rights and the assignment thereof. In addition, I will execute, verify and deliver assignments of such Proprietary Rights to the Company or its designee. My obligation to assist the Company with respect to Proprietary Rights relating to such Company Inventions in any and all countries shall continue beyond the termination of my employment, but the Company shall compensate me at a reasonable rate after my termination for the time actually spent by me at the Company's request on such assistance.

In the event the Company is unable for any reason, after reasonable effort, to secure my signature on any document needed in connection with the actions specified in the preceding paragraph, I hereby irrevocably designate and appoint the Company and its duly authorized officers and agents as my agent and attorney in fact, which appointment is coupled with an interest, to act for and in my behalf to execute, verify and file any such documents and to do all other lawfully permitted acts to further the purposes of the preceding paragraph with the same legal force and effect as if executed by me. I hereby waive and quitclaim to the Company any and all claims, of any nature whatsoever, which I now or may hereafter have for infringement of any Proprietary Rights assigned hereunder to the Company.

3. RECORDS. I agree to keep and maintain adequate and current records (in the form of notes, sketches, drawings and in any other form that may be required by the Company) of all Proprietary Information developed by me and all Inventions made by me during the period of my employment at the Company, which records shall be available to and remain the sole property of the Company at all times.

4. ADDITIONAL ACTIVITIES. I agree that during the period of my employment by the Company I will not, without the Company's express written consent, engage in any employment or business activity which is competitive with, or would otherwise conflict with, my employment by the Company. I agree further that for the period of my employment by the Company and for one (l) year after the date of termination of my employment by the Company I will not induce any employee of the Company to leave the employ of the Company.

5. NO CONFLICTING OBLIGATION. I represent that my performance of all the terms of this Agreement and as an employee of the Company does not and will not breach any agreement to keep in confidence information acquired by me in confidence or in trust prior to my employment by the Company. I have not entered into, and I agree I will not enter into, any agreement either written or oral in conflict herewith.

6. RETURN OF COMPANY DOCUMENTS. When I leave the employ of the Company, I will deliver to the Company any and all drawings, notes, memoranda, specifications, devices, formulas, and documents, together with all copies thereof, and any other material containing or disclosing any Company Inventions, Third Party Information or Proprietary Information of the Company. I further agree that any property situated on the Company's premises and owned by the Company, including disks and other storage media, filing cabinets or other work areas, is subject to inspection by Company personnel at any time with or without notice. Prior to leaving, I will cooperate with the Company in completing and signing the Company's termination statement.

7. LEGAL AND EQUITABLE REMEDIES. Because my services are personal and unique and because I may have access to and become acquainted with the Proprietary Information of the Company, the Company shall have the right to enforce this Agreement and any of its provisions by injunction, specific performance or other equitable relief, without bond and without prejudice to any other rights and remedies that the Company may have for a breach of this Agreement.

8. NOTICES. Any notices required or permitted hereunder shall be given to the appropriate party at the address specified below or at such other address as the party shall specify in writing. Such notice shall be deemed given upon personal delivery to the appropriate address or if sent by certified or registered mail, three (3) days after the date of mailing.

9. NOTIFICATION OF NEW EMPLOYER. In the event that I leave the employ of the Company, I hereby consent to the notification of my new employer of my rights and obligations under this Agreement.

10.  GENERAL PROVISIONS.

10.1 Governing Law; Consent to Personal Jurisdiction. This Agreement will be governed by and construed according to the laws of the State of California, as such laws are applied to agreements entered into and to be performed entirely within California between California residents. I hereby expressly consent to the personal jurisdiction of the state and federal courts located in Santa Clara County, California for any lawsuit filed there against me by Company arising from or related to this Agreement.

10.2 Severability. In case any one or more of the provisions contained in this Agreement shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect the other provisions of this Agreement, and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein. If moreover, any one or more of the provisions contained in this Agreement shall for any reason be held to be excessively broad as to duration, geographical scope, activity or subject, it shall be construed by limiting and reducing it, so as to be enforceable to the extent compatible with the applicable law as it shall then appear.

10.3 Successors and Assigns. This Agreement will be binding upon my heirs, executors, administrators and other legal representatives and will be for the benefit of the Company, its successors, and its assigns.

10.4 Survival. The provisions of this Agreement shall survive the termination of my employment and the assignment of this Agreement by the Company to any successor in interest or other assignee.

10.5 Employment. I agree and understand that nothing in this Agreement shall confer any right with respect to continuation of employment by the Company, nor shall it interfere in any way with my right or the Company's right to terminate my employment at any time, with or without cause.

10.6 Waiver. No waiver by the Company of any breach of this Agreement shall be a waiver of any preceding or succeeding breach. No waiver by the Company of any right under this Agreement shall be construed as a waiver of any other right. The Company shall not be required to give notice to enforce strict adherence to all terms of this Agreement.

10.7 Entire Agreement. The obligations pursuant to Sections 1 and 2 of this Agreement shall apply to any time during which I was previously employed, or am in the future employed, by the Company as a consultant if no other agreement governs nondisclosure and assignment of inventions during such period. This Agreement is the final, complete and exclusive agreement of the parties with respect to the subject matter hereof and supersedes and merges all prior discussions between us. No modification of or amendment to this Agreement, nor any waiver of any rights under this Agreement, will be effective unless in writing and signed by the party to be charged. Any subsequent change or changes in my duties, salary or compensation will not affect the validity or scope of this Agreement.

This Agreement shall be effective as of the first day of my employment with the Company, namely: 10 November, 1998.

        I HAVE READ THIS AGREEMENT CAREFULLY AND UNDERSTAND ITS TERMS. I HAVE COMPLETELY FILLED OUT EXHIBIT B TO THIS AGREEMENT.



Dated: 12 November, 1998


/s/ Donald L. Rich
(Signature)

Donald L. Rich
(Printed Name)


ACCEPTED AND AGREED TO:

CASTELLE



/s/ Jerry Bruke
By:Jerry Bruke

Title: President

3255-3 Scott Boulevard
Santa Clara, California  95054



Dated:   12 November, 1998

                                   EXHIBIT A

                         LIMITED EXCLUSION NOTIFICATION


         THIS IS TO NOTIFY you in accordance with Section 2872 of the California Labor Code that the foregoing Agreement between you and the Company does not require you to assign or offer to assign to the Company any invention that you developed entirely on your own time without using the Company's equipment, supplies, facilities or trade secret information except for those inventions that either:

         1. Relate at the time of conception or reduction to practice of the invention to the Company's business, or actual or demonstrably anticipated research or development of the Company;

         2. Result from any work performed by you for the Company.

         To the extent a provision in the foregoing Agreement purports to require you to assign an invention otherwise excluded from the preceding paragraph, the provision is against the public policy of this state and is unenforceable.

         This limited exclusion does not apply to any patent or invention covered by a contract between the Company and the United States or any of its agencies requiring full title to such patent or invention to be in the United States.

         I ACKNOWLEDGE RECEIPT of a copy of this notification.

By:       /s/  DONALD L. RICH
          DONALD L. RICH

Date:  12 November, 1998



WITNESSED BY:


Jerome J. Burke
CASTELLE

                                    EXHIBIT B

TO:            Castelle

FROM:          Donald Rich

DATE:          12 November, 1998

SUBJECT:       Previous Inventions


1. Except as listed in Section 2 below, the following is a complete list of all inventions or improvements relevant to the subject matter of my employment by Castelle (the "Company") that have been made or conceived or first reduced to practice by me alone or jointly with others prior to my engagement by the
Company:


          |X|  No inventions or improvements.

          | |  See below:







| |      Additional sheets attached.

         2. Due to a prior confidentiality agreement, I cannot complete the disclosure under Section 1 above with respect to inventions or improvements generally listed below, the proprietary rights and duty of confidentiality with respect to which I owe to the following party(ies):

         Invention or Improvement        Party(ies)       Relationship

1.       ________________________        __________       _________________

2.       ________________________        __________       _________________

3.       ________________________        __________       _________________


| |      Additional sheets attached.

                                                                    Exhibit 23.1




                      Consent of PricewaterhouseCoopers LLP
                             Independent Accountants




We consent to the incorporation by reference in the registration statement of Castelle and subsidiaries on Form S-8 (File No.333-75247) of our report dated February 5, 1999, on our audits of the consolidated financial statements of Castelle and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and our report dated February 5, 1999, on our audit of the financial statement schedule, which reports are included in this Form 10-K.

PricewaterhouseCoopers LLP

San Jose, California
March 26, 1999