Form 10-Q
period 1999-04-02
CASTELLE \CA\
filed 1999-05-14
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of Common Stock outstanding as of May 10, 1999 was 4,685,435.


                                    CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                                                     PAGE


PART I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements:

                Consolidated Balance Sheets                                                             2

                Consolidated Statements of Income                                                       3

                Consolidated Statements of Cash Flows                                                   4

                Notes to Consolidated Financial Statements                                              5


     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                               8


PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                      14

     Item 2.    Changes in Securities                                                                  14

     Item 3.    Quantitative and Qualitative Disclosure about Market Risk                              14

     Item 4.    Submission of Matters to a Vote of Security Holders                                    14

     Item 5.    Other Information                                                                      14

     Item 6.    Exhibits and Reports on Form 8-K                                                       14

                Signatures                                                                             15

                Exhibit 27.1 - Financial Data Schedule                                                 E-1

                Exhibit 99.1 - Press Release dated April 13, 1999                                      E-2


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            CASTELLE AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       April 2, 1999        December 31, 1998
                                                                        (unaudited)             (audited)
                                                                  ----------------------  ---------------------
Assets:
   Current assets:
     Cash and cash equivalents                                              $  4,235               $  3,924
     Restricted cash                                                             125                    125
     Accounts receivable, net of allowance for doubtful accounts
        of $344 in 1999 and $720 in 1998                                       2,678                  3,472
     Inventories, net                                                          3,051                  3,739
     Prepaid expense and other current assets                                    459                    398
                                                                  ----------------------  ---------------------
        Total current assets                                                  10,548                 11,658
   Property, plant & equipment, net                                              611                    666
   Other non-current assets, net                                                 129                    170
                                                                  ----------------------  ---------------------
        Total assets                                                       $  11,288              $  12,494
                                                                  ======================  =====================

Liabilities & Shareholders' Equity:
   Current liabilities:
     Long-term debt, current                                                 $    96                $    96
     Accounts payable                                                          2,456                  2,084
     Accrued liabilities                                                       2,556                  2,715
                                                                  ----------------------  ---------------------
        Total current liabilities                                              5,108                  4,895
   Other long-term liabilities                                                    75                     98
                                                                  ----------------------  ---------------------
        Total liabilities                                                      5,183                  4,993
                                                                  ----------------------  ---------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding: 4,346 and 4,337 respectively                  29,270                 29,255
     Note receivable for purchase of common stock                               (274)                  (274)
     Deferred compensation                                                      (120)                  (120)
     Accumulated deficit                                                     (22,771)               (21,360)
                                                                  ----------------------  ---------------------
        Total shareholders' equity                                             6,105                  7,501
                                                                  ----------------------  ---------------------
        Total liabilities & shareholders' equity                           $  11,288              $  12,494
                                                                  ======================  =====================


The accompanying notes are an integral part of these consolidated financial statements.



                            CASTELLE AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                              First Fiscal Quarter
                                                                               Three months ended
                                                                      ......................................
                                                                         April 2, 1999       April 3, 1998
                                                                      ------------------  ------------------

   Net sales                                                                 $ 4,468             $ 6,601
   Cost of sales                                                               2,849               3,101
                                                                      ------------------  ------------------
       Gross profit                                                            1,619               3,500
                                                                      ------------------  ------------------

   Operating expenses:
       Research and development                                                  684                 650
       Sales and marketing                                                     1,854               2,132
       General and administrative                                                459                 479
       Amortization of intangible assets                                          40                  --
                                                                      ------------------  ------------------
          Total operating expenses                                             3,037               3,261
                                                                      ------------------  ------------------
   Income (loss) from operations                                              (1,418)                239

       Interest income, net                                                       30                  57
       Other income (expense), net                                               (23)                  8
                                                                      ------------------  ------------------
   Income (loss) before provision for income taxes                            (1,411)                304
       Provision for income taxes                                                 --                 121
                                                                      ------------------  ------------------
   Net income (loss)                                                         $(1,411)              $ 183
                                                                      ==================  ==================

   Earnings per share:
      Net income (loss) per common share - basic                             $ (0.33)             $ 0.04
      Shares used in per share calculation - basic                             4,340               4,493

      Net income (loss) per common share - diluted                           $ (0.33)             $ 0.04
      Shares used in per share calculation - diluted                           4,340               4,639



The accompanying notes are an integral part of these consolidated financial statements.



                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              First Fiscal Quarter
                                                                               Three months ended
                                                                      ......................................
                                                                         April 2, 1999       April 3, 1998
                                                                      ------------------  ------------------
   Cash flows from operating activities:
      Net income (loss)                                                      $(1,411)             $  183
      Adjustment to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                            158                 127
        Provision for doubtful accounts and sales returns                       (677)                 81
        Provision for excess and obsolete inventory                              878                  35
        Compensation expense related to grant of stock options                    13                  --
        Changes in assets and liabilities:
         Accounts receivable                                                   1,471                (789)
         Inventories                                                            (190)              1,037
         Prepaid expenses and other current assets                               (61)                (95)
         Accounts payable                                                        372                (192)
         Accrued liabilities and other long-term liabilities                    (159)                174
                                                                      ------------------  ------------------
           Net cash provided by operating activities                             394                 561
                                                                      ------------------  ------------------

   Cash flows from investing activities:
      Acquisition of property and equipment                                      (57)                (44)
      Increase in other assets                                                    (5)                 --
                                                                      ------------------  ------------------
           Net cash used in investing activities                                 (62)                (44)
                                                                      ------------------  ------------------

   Cash flows from financing activities:
      Proceeds from notes payable                                                 --                 142
      Repayment of notes payable                                                 (23)                (21)
      Proceeds from issuance of common stock and warrants, net of
        repurchases                                                                2                   6
                                                                      ------------------  ------------------
           Net cash provided by (used in) financing activities                   (21)                127
                                                                      ------------------  ------------------


   Net increase in cash and cash equivalents                                     311                 644

   Cash and cash equivalents at beginning of period                            3,924               6,204
                                                                      ------------------  ------------------
   Cash and cash equivalents at end of period                                $ 4,235             $ 6,848
                                                                      ==================  ==================


The accompanying notes are an integral part of these consolidated financial statements.

                            CASTELLE AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements include the accounts of Castelle and its wholly owned subsidiaries in the United Kingdom and the Netherlands, and have been prepared in accordance with generally accepted accounting principles. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. The result of operations for the interim period presented is not necessarily indicative of the results for the year ending December 31, 1999. Because all of the disclosures required by generally accepted accounting principles are not included in the accompanying consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the fiscal year-ended December 31, 1998.

2.   Net Income (Loss) Per Share

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


     Basic and diluted earnings per share are calculated as follows for first quarters of 1999 and 1998:

                                                          (in thousands,
                                                    except per share amounts)
                                                   .............................
                                                     April 2,       April 3,
                                                       1999           1998
                                                   -------------- --------------
Basic:
   Weighted average common shares outstanding          4,340           4,493
                                                   =============  ==============
   Net income (loss)                                $ (1,411)          $ 183
                                                   =============  ==============
   Net income (loss) per common share - basic        $ (0.33)          $0.04
                                                   =============  ==============

Diluted:
   Weighted average common shares outstanding          4,340           4,493
   Common equivalent shares from stock options            --             146
                                                   -------------  --------------
   Shares used in per share calculation - diluted      4,340           4,639
                                                   =============  ==============
   Net income (loss)                                $ (1,411)          $ 183
                                                   =============  ==============
   Net income (loss) per common share - diluted      $ (0.33)          $0.04
                                                   =============  ==============

     The calculation of diluted shares outstanding at April 2, 1999 and April 3, 1998 excludes 1,532,000 and 978,000 stock options, respectively, as their effect was antidilutive in the period.

3.   Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of reserves for excess and obsolete inventory. Inventory details are as follows:

                                                     (in thousands)
                                               .................................
                                                   April 2,       December 31,
                                                     1999             1998
                                               ---------------------------------
     Raw material                                   $ 754          $ 1,282
     Work in process                                  205              130
     Finished goods                                 2,092            2,327
                                               ---------------------------------
                  Total Inventory                  $ 3,051         $ 3,739
                                               =================================

4.   Revenue Recognition:

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


5.   Segments Disclosure:

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

6.   Comprehensive Income:

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

7.   New accounting pronouncements:

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

     In December 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position 98-9 ("SOP 98-9"), Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

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


8.   Subsequent Events:

     In April 1998, the Company completed its acquisition of the Object-Fax NT product line, a facsimile software application designed for LAN's, WAN's and Internet-based networks, from Tolvusamskipti HF, an Icelandic corporation, in exchange for $300,000 in cash, 100,000 shares of Castelle common stock and the right to receive either additional cash or the number of shares of Castelle common stock on the date six months after the acquisition necessary to make the fair market value of the common stock and additional cash received in the transaction not less than $500,000. Since the value of the Castelle common stock received in the transaction was less than $500,000 on the date six months after the acquisition, additional 339,560 shares of Castelle Common Stock were issued to Tolvusamskipti HF on April 9, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to the adequacy of anticipated sources of cash to fund the Company's future capital requirements through March 31, 2000, and the costs of the Company's Year 2000 compliance efforts and dates by which the Company believes it will complete such efforts. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the risks and uncertainties discussed herein, as well as other risks set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 1998.



        Consolidated Statements of Income - As a Percentage of Net Sales

                                                                           FIRST FISCAL QUARTER
                                                                            THREE MONTHS ENDED
                                                                   ......................................
                                                                     April 2, 1999        April 3, 1998
                                                                   -----------------   ------------------

   Net sales                                                                100%                 100%
   Cost of sales                                                             64%                  47%
                                                                   -----------------   ------------------
       Gross profit                                                          36%                  53%
                                                                   -----------------   ------------------

   Operating expenses:
       Research and development                                              15%                  10%
       Sales and marketing                                                   42%                  32%
       General and administrative                                            10%                   7%
       Amortization of intangible assets                                      1%                   --
                                                                   -----------------   ------------------
          Total operating expense                                            68%                  49%
                                                                   -----------------   ------------------
   Income (loss) from operations                                            (32%)                  4%

       Interest income, net                                                   1%                   1%
       Other income (expense), net                                           (1%)                  0%
                                                                   -----------------   ------------------
   Income (loss) before provision for income taxes                          (32%)                  5%
       Provision for income taxes                                             --                   2%
                                                                   -----------------   ------------------
   Net Income (loss)                                                        (32%)                  3%
                                                                   =================   ==================

                                       8

Results of Operations

     Net Sales

              Net sales for the first quarter of 1999 decreased to $4.5 million from $6.6 for the same period in 1998. The reduction in net sales was the result of a $1.2 million (53%) decrease in print server product sales, as well as, $0.9 million (22%) decrease in sales of the Company's fax server products to distributors to maintain manageable inventory levels in the channel.

              International sales in the first quarter of 1999 decreased to $1.7 million from $2.8 million for the same period in 1998, representing 37% and 42%, respectively, of total net sales. This 41% decline in international sales was mainly the result of reduced demand for the Company's print server products in Asia.

     Gross Profit

              Gross profit of 36% for the first quarter of fiscal 1999 decreased compared to gross profit of 53% for the same period in 1998. The decrease in fiscal 1999 gross profit is primarily attributable to an additional $880,000 excess inventory provision recorded in the first quarter of 1999. This provision is mainly associated with excess print server products targeted for the Asian market and fax server products expected to be replaced by newly introduced FaxPress models.

     Research & Development

              Research and product development expenses increased slightly to $684,000 or 15% of net sales for the first quarter of 1999 as compared to $650,000 or 10% of net sales for the same period in 1998. The increase was due to the additional engineering costs related to Object-Fax NT product line which was acquired in April 1998.

     Sales & Marketing

              Sales and marketing expenses were $1.9 million or 42% of net sales for the first quarter of 1999, as compared to $2.1 million or 32% of net sales for the same period in 1998. The reduction of sales and marketing expenses is associated with lower sales personnel costs and advertising expenses in the distribution channel.

     General & Administrative

               General and administrative expenses were $459,000 or 10% of net sales for the first quarter of 1999, as compared to $479,000 or 7% of net sales for the same period in 1998.

     Amortization of intangible assets

              Expenses for amortization of intangible assets were $40,000 or 1% of net sales for the first quarter of 1999. This expense reflects the amortization of intangible assets for the acquisition of the Object-Fax products in 1998.

     Interest & Other income/expense, net

              Interest and other income/expenses, net, comprised income of $7,000 for the first quarter of 1999, as compared to income of $65,000 or 1% of net sales for the same period in 1998. This reduction in income is the result of lower interest earned on the Company's investments.


Liquidity and Capital Resources

         Since its inception in 1987, Castelle has funded its operations primarily through the sale of capital stock and bank debt. As of April 2, 1999, the Company had $4.2 million of cash and cash equivalents, up from $3.9 million at December 31, 1998. Working capital decreased to $5.4 million at April 2, 1999 from $6.8 million at December 31, 1998. The increase in cash and cash equivalents is primarily due to cash derived from collection of outstanding accounts receivable balances, partially off-set by the net loss incurred during the first quarter of 1999.

         The Company has a $3.0 million secured revolving line of credit with a bank, which expires in March 17, 2000 and at April 2, 1999 had no borrowings under the line of credit.

         In December 1997, the Company entered into a loan and security agreement with a finance company for an amount of $288,000. The amounts borrowed are subject to interest of 10.11%, are repayable by December 2000, and are partially collateralized by a certificate of deposit of $125,000, which is classified as restricted cash on the Company's balance sheet. As of April 2, 1999, the outstanding balance of the loan under the agreement was $171,000.

         As of April 2, 1999, net accounts receivable were $2.7 million, down from $3.5 million at December 31, 1998. The decrease in net accounts receivable is attributed to improved collection of outstanding balances in the first quarter of 1999, which resulted in an improvement in days sales outstanding from 87 at the end of 1998 to 54 days at April 2, 1999.

         Net inventories as of April 2, 1999 were $3.1 million, down from $3.7 million at December 31, 1998. The decrease was mainly attributable to an additional $880,000 excess inventory provision recorded in the first quarter of 1999. This provision is mainly associated with excess print server products targeted for the Asian market and fax server products expected to be replaced by newly introduced FaxPress models.

         The Company had not made any material capital commitments during the first quarter ended April 2, 1999.

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

Year 2000 Compliance

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

     Business Applications, Computer Systems and Infrastructure

              Castelle has completed a comprehensive review and inventory of its business applications and computer systems, including servers and network infrastructure, to insure that they are Year 2000 compliant. To date, the Company has installed and/or upgraded all computer network file servers and infrastructure (hubs, switches, modems and access devices) to hardware and software that is certified to be Year 2000 compliant by its vendors. In addition, Castelle's main business application from Computer Associates International, Inc. (Computer Associates) has been upgraded to a Year 2000 compliant version as certified by Computer Associates. The Company has substantially completed an upgrade of all desktop (including laptop) computers to Microsoft NT software certified by Microsoft Corporation as Year 2000 compliant. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company due to planned modifications to existing software and conversions to new software which have been implemented or are being implemented by the Company during the year.

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

     Costs

              The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. At the present time, all costs associated with the installation and upgrading of equipment and software have been related to routine upgrades of the Company's business systems, which to date have been approximately $95,000. The Company estimates the remaining cost associated with the installation and upgrading of the equipment will be approximately $15,000. However, the Company cannot give any assurance that significant costs associated with unforeseen circumstances will not significantly affect the future results of the Company.

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

     Contingency Plans

              The Company is in the process of developing contingency plans in the event that the Company's systems or products prove to not be Year 2000 compliant. The Company has contingency plans in place for specific desktop and server based Year 2000 issues. The Company is currently reviewing its key business activities to develop plans to support ongoing business operations in the event of a disruption and expects these plans to be completed by the end of the third quarter of 1999. Based on its assessment to date, the Company presently believes that the Year 2000 Issue will not pose significant operational problems for the Company. However, the Company cannot give any assurance that these contingency plans will be effective in preventing Year 2000 related disruptions in the business which could have a material adverse impact on the Company's business, operating results and financial condition.

Other Matters

         The  Company   participated  in  a  hearing  with  The  Nasdaq  Listing
Qualifications Panel (the "Panel") on March 5, 1999 for the purpose of determining whether the Company's common stock would continue to be listed on The Nasdaq National Market. The hearing was scheduled because the minimum bid price of the Company's common stock and the market value of the public float of the Company's outstanding common stock failed to meet the $1.00 per share minimum and $5.0 million minimum, respectively, as required by The Nasdaq National Market listing maintenance standards. On April 12, 1999, the Panel notified the Company that its request to be moved to The Nasdaq SmallCap Market had been approved and effective at the open of business on April 14, 1999, the listing of the Company's Common Stock would be transferred to The Nasdaq SmallCap Market pursuant to the following exception. On or before July 14, 1999, the Company must evidence a minimum closing bid price of $1.00 per share and immediately thereafter, the Company's closing bid price must meet or exceed $1.00 per share for a minimum of ten consecutive trading days. The Company must also be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. In the event the Company is unable to meet the terms of the exception, the Company's common stock will be delisted from The Nasdaq SmallCap Market. The Company can give no assurance that it will be able to meet the foregoing requirements by July 14, 1999. If the Company's common stock is delisted from The Nasdaq SmallCap Market, the Company's common stock would be listed on the OTC Bulletin Board. There can be no assurance that an active trading market for the Company's common stock will develop on The Nasdaq SmallCap Market or if delisted, on the OTC Bulletin Board. Lack of an active trading market would have an adverse effect on a shareholder's ability to liquidate an investment in the Company's common stock easily and quickly at a reasonable price. It might also contribute to volatility in the market price of the Company's common stock. Because the Company's common stock is listed on The Nasdaq SmallCap Market, or in the event that the Company's common stock is delisted from The Nasdaq SmallCap Market, it may be difficult to raise additional equity or debt financing with reasonable terms or at all. Failure to obtain desired financing on acceptable terms could adversely affect the Company's business, financial condition and results of operations. These and other risk factors are discussed in more detail in the Company's Form 10-K for the fiscal year ended December 31, 1998 under the section "Risk Factors."

         On April 21, 1999, the Board of Directors increased the size of the Board to seven members and elected Peter R. Tierney and Scott C. McDonald to the Board.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         None.


ITEM 2.    CHANGES IN SECURITIES

         None.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.    OTHER INFORMATION

         None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  27.1     Financial Data Schedule

                  99.1     Press Release dated April 13, 1999


         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Donald L. Rich                                      Date: May 14, 1999
      Donald L. Rich
      President, Chief Executive Officer and Director

By:   /s/ Laurie Gee                                          Date: May 14, 1999
      Laurie Gee
      Vice President of Finance and Administration
      (Principal Financial and Accounting Officer)