Form 10-Q
period 1999-07-02
CASTELLE \CA\
filed 1999-08-13
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of the Registrant's Common Stock outstanding as of August 10, 1999 was 4,687,935.



                                    CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                                                     PAGE

PART I.    FINANCIAL INFORMATION

     Item 1.    Consolidated Financial Statements:

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

                Exhibit 27.1 - Financial Data Schedule                                                 E-1

                Exhibit 99.1 - Press Release dated August 12, 1999                                     E-2



                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            CASTELLE AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        July 2, 1999         December 31, 1998
                                                                         (unaudited)             (audited)
                                                                   ----------------------  ---------------------
Assets:
   Current assets:
     Cash and cash equivalents                                                 $3,968                 $3,924
     Restricted cash                                                              125                    125
     Accounts receivable, net of allowances of $304 in 1999 and
         $720 in 1998                                                           2,241                  3,472
     Inventory                                                                  2,178                  3,739
     Prepaid expense and other current assets                                     305                    398
                                                                   ----------------------  ---------------------
        Total current assets                                                    8,817                 11,658
   Property, plant & equipment, net                                               521                    666
   Other  assets                                                                  150                    170
                                                                   ----------------------  ---------------------
                                                                              $ 9,488                $12,494
                                                                   ======================  =====================

Liabilities & Shareholders' Equity:
   Current liabilities:
     Current portion of notes payable                                          $   96                 $   96
     Accounts payable                                                           1,744                  2,084
     Accrued liabilities                                                        2,929                  2,715
                                                                   ----------------------  ---------------------
        Total current liabilities                                               4,769                  4,895
   Notes payable                                                                   50                     98
                                                                   ----------------------  ---------------------
        Total liabilities                                                       4,819                  4,993
                                                                   ----------------------  ---------------------

   Shareholders' equity:
     Common stock, no par value; authorized:  25,000 shares;
        Issued and outstanding: 4,685 and 4,337, respectively                  28,994                 29,255
     Note receivable for purchase of common stock                                  --                   (274)
     Deferred compensation                                                        (94)                  (120)
     Accumulated deficit                                                      (24,231)               (21,360)
                                                                   ----------------------  ---------------------
        Total shareholders' equity                                              4,669                  7,501
                                                                   ----------------------  ---------------------
                                                                              $ 9,488                $12,494
                                                                   ======================  =====================

     See accompanying notes to condensed consolidated financial statements.


                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           Three months ended                  Six months ended
                                                     ................................   ................................
                                                       July 2, 1999     July 3, 1998      July 2, 1999     July 3, 1998
                                                     ---------------  ---------------   ---------------  ---------------

   Net sales                                             $ 3,738          $ 6,097           $ 8,206         $ 12,698
   Cost of sales                                           1,753            2,967             4,602            6,068
                                                     ---------------  ---------------   ---------------  ---------------
       Gross profit                                        1,985            3,130             3,604            6,630
                                                     ---------------  ---------------   ---------------  ---------------

   Operating expenses:
       Research and development                              948              747             1,632            1,397
       Sales and marketing                                 2,005            1,898             3,859            4,030
       General and administrative                            494              476               953              955
       Amortization of intangible assets                      --               40                40               40
       Acquisition of in-process research and
            development                                       --            1,124                --            1,124
                                                     ---------------  ---------------   ---------------  ---------------
          Total operating expenses                         3,447            4,285             6,484            7,546
                                                     ---------------  ---------------   ---------------  ---------------
   Loss from operations                                   (1,462)          (1,155)           (2,880)            (916)

       Interest income, net                                   25               62                55              120
       Other income (expense), net                           (23)              10               (46)              17
                                                     ---------------  ---------------   ---------------  ---------------
   Loss before benefit from income taxes                  (1,460)          (1,083)           (2,871)            (779)
       Benefit from income taxes                              --             (158)               --              (37)
                                                     ---------------  ---------------   ---------------  ---------------
   Net loss                                              $(1,460)          $ (925)          $(2,871)          $ (742)
                                                     ===============  ===============   ===============  ===============

   Net Loss  per share:
      Net loss per common share -
             basic and diluted                            $(0.31)          $(0.20)           $(0.64)          $(0.16)
      Shares used in per share calculation -
             basic and diluted                             4,663            4,603             4,499            4,549

      See accompanying notes to condensed consolidated financialstatements.


                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                Six months ended
                                                                      ......................................
                                                                         July 2, 1999        July 3, 1998
                                                                      ------------------  ------------------
   Cash flows from operating activities:
      Net loss                                                              $ (2,871)             $ (742)
      Adjustment to reconcile net loss to net cash provided by
         operating activities:
        Loss on disposal of fixed assets                                          37                  --
        Depreciation and amortization                                            302                 323
        Provision for doubtful accounts and sales returns                     (1,149)               (204)
        Provision for excess and obsolete inventory                            1,146                  74
        Acquisition of in-process research and development                        --               1,124
        Changes in assets and liabilities:
         Accounts receivable                                                    2,380               (843)
         Inventory                                                                415              1,281
         Prepaid expenses and other current assets                                 93                (98)
         Accounts payable                                                        (340)               317
         Accrued liabilities                                                      214               (111)
                                                                      ------------------  ------------------
           Net cash provided by operating activities                              227              1,121
                                                                      ------------------  ------------------

   Cash flows from investing activities:
      Purchase of property and equipment                                        (115)               (133)
      Acquisition of Object-Fax product line                                      --                (784)
      Increase in other assets                                                   (33)                (82)
                                                                      ------------------  ------------------
           Net cash (used in) investing activities                              (148)               (999)
                                                                      ------------------  ------------------

   Cash flows from financing activities:
      Proceeds from notes payable                                                 --                 142
      Repayment of notes payable                                                 (48)                (42)
      Proceeds from collection of note receivable for stock                       11                  --
      Proceeds from issuance of common stock and warrants, net
        of repurchases                                                             2                   9
                                                                      ------------------  ------------------
           Net cash provided by (used in) financing activities                   (35)                109
                                                                      ------------------  ------------------

   Net increase in cash and cash equivalents                                      44                 231

   Cash and cash equivalents at beginning of period                            3,924               6,204
                                                                      ------------------  ------------------
   Cash and cash equivalents at end of period                                $ 3,968             $ 6,435
                                                                      ==================  ==================

   Supplemental Information:
      Noncash financing activities:
        Issuance of common stock for acquisition of Object-Fax
          product line                                                          $ --               $ 500

     See accompanying notes to condensed consolidated financial statements.

                            CASTELLE AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements include the accounts of Castelle and its wholly owned subsidiaries in the United Kingdom and the Netherlands, and have been prepared in accordance with generally accepted accounting principles. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. The result of operations for the interim period presented is not necessarily indicative of the results for the year ending December 31, 1999. Because all of the disclosures required by generally accepted accounting principles are not included in the accompanying consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the fiscal year-ended December 31, 1998.

2.   Net Loss Per Share

     Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for that period. Diluted net income loss per share reflects the potential dilution from the exercise or conversion of other securities into common stock that were outstanding during the period. Shares that are potentially dilutive consist of incremental common shares issuable upon exercise of stock options and warrants.

     Basic and diluted earnings per share are calculated as follows for the second quarter and first six months ending of 1999 and 1998:

                                                             (in thousands, except per share amounts)
                                                    ............................................................
                                                         Three months ended              Six months ended
                                                    .............................  .............................
                                                       July 2,        July 3,         July 2,        July 3,
                                                        1999           1998            1999           1998
                                                    -------------- --------------  -------------- --------------
Basic:
   Weighted average common shares outstanding            4,663          4,603           4,499          4,549
                                                    ============== ==============  ============== ==============
   Net loss                                            $(1,460)         $(925)        $(2,871)         $(742)
                                                    ============== ==============  ============== ==============
   Net loss per common share - basic                   $ (0.31)       $ (0.20)        $ (0.64)       $ (0.16)
                                                    ============== ==============  ============== ==============

Diluted:
   Weighted average common shares outstanding            4,663          4,603           4,499          4,549
   Common equivalent shares from stock options              --             --              --             --
                                                    -------------- --------------  -------------- --------------
   Shares used in per share calculation - diluted        4,663          4,603           4,499          4,549
                                                    ============== ==============  ============== ==============
   Net loss                                            $(1,460)         $(925)        $(2,871)         $(742)
                                                    ============== ==============  ============== ==============
   Net loss per common share - diluted                 $ (0.31)       $ (0.20)        $ (0.64)       $ (0.16)
                                                    ============== ==============  ============== ==============

The calculation of diluted shares outstanding for the three months ended July 2, 1999 and July 3, 1998 excludes 27,201 and 53,818 stock options, respectively, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the six months ended July 2, 1999 and July 3, 1998 excludes 21,967 and 45,391 stock options, respectively, as their effect was antidilutive in the period.

3.   Inventory:

     Inventory is stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of reserves for excess and obsolete inventory. Inventory details are as follows (in thousands):

                                                July 2,        December 31,
                                                 1999              1998
                                            ---------------  ----------------
     Raw material                                $ 121           $ 1,282
     Work in process                               117               130
     Finished goods                              1,940             2,327
                                            ---------------  ----------------
                                               $ 2,178           $ 3,739
                                            ===============  ================

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

7.   New accounting pronouncements:

     In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
     Activities," which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. There is no effect of this change on the Company's operations.

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

     The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. This pronouncement will not have an impact on the Company's current revenue recognition policies.

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

      Consolidated Statements of Operations - As a Percentage of Net Sales

                                                             Three months ended                  Six months ended
                                                      .................................  .................................
                                                        July 2, 1999     July 3, 1998      July 2, 1999     July 3, 1998
                                                      ---------------  ----------------  ---------------  ----------------

   Net sales                                                 100%              100%             100%              100%
   Cost of sales                                              47%               49%              56%               48%
                                                      ---------------  ----------------  ---------------  ----------------
       Gross profit                                           53%               51%              44%               52%
                                                      ---------------  ----------------  ---------------  ----------------

   Operating expenses:
       Research and development                               25%               12%              20%               11%
       Sales and marketing                                    54%               31%              47%               32%
       General and administrative                             13%                8%              12%                7%
       Amortization of intangible assets                       --                1%               *                 *
       Acquisition of in-process research and
            development                                        --               18%               --                9%
                                                      ---------------  ----------------  ---------------  ----------------
          Total operating expenses                            92%               70%              79%               59%
                                                      ---------------  ----------------  ---------------  ----------------
   Loss from operations                                      (39%)             (19%)            (35%)              (7%)

       Interest income, net                                    *                 1%               *                 1%
       Other income (expense), net                             *                 *                *                 *
                                                      ---------------  ----------------  ---------------  ----------------
   Loss before benefit from income taxes                     (39%)             (18%)            (35%)              (6%)
       Benefit from income taxes                               --              (3%)               --                *
                                                      ---------------  ----------------  ---------------  ----------------
   Net loss                                                  (39%)             (15%)            (35%)              (6%)
                                                      ===============  ================  ===============  ================

* Less than 1%

Results of Operations

     Net Sales

              Net sales for the second quarter of 1999 decreased to $3.7 million from $6.1 for the same period in 1998. The reduction in net sales was primarily the result of a $1.7 million (75%) decrease in print server product sales, as well as, $0.7 million (18%) decrease in sales of the Company's fax server products to distributors to maintain manageable inventory levels in the channel.

              Net sales were $8.2 million and $12.7 million for the first six months of 1999 and 1998, respectively. The lower net sales were the result of a 64% reduction in print server, primarily due to reduced demand for the Company's print server products in Asia and a 21% reduction in fax server products, primarily due to decreased sales of the Company's fax server products to distributors to maintain manageable inventory levels in the channel.

              International sales in the second quarter of 1999 decreased to $1.0 million from $2.2 million for the same period in 1998, representing 28% and 36%, respectively, of total net sales. This 52% decline in international sales was mainly the result of reduced demand for the Company's print server products in Asia.

              International sales were $2.7 million and $5.0 million for the first six months of 1999 and 1998, respectively, representing 33% and 39%, respectively, of total net sales. The decrease in international sales was the result of lower demand for the Company's print server products in Asia.

     Gross Profit

              Gross profit of 53% for the second quarter of fiscal 1999 increased compared to gross profit of 51% for the same period in 1998. The increase in fiscal 1999 gross profit is primarily attributable to a higher percentage of fax server products being sold that yield higher margins.

              Gross profit for the first six months of 1999 and 1998 were 44% and 52%, respectively. The reduction in gross profit is primarily attributable to an additional $1,148,000 excess inventory provision recorded in the first six months of 1999. This provision is primarily associated with excess print server products targeted for the Asian market and fax server products expected to be replaced by newly introduced FaxPress models.

     Research & Development

              Research and product development expenses increased to $948,000 or 25% of net sales for the second quarter of 1999 as compared to $747,000 or 12% of net sales for the same period in 1998. Research and product development expenses for the first six months increased 17% to $1.6 million or 20% of net sales in 1999 as compared to $1.4 million or 11% of net sales for the same period in 1998. The increase is due to the increased personnel-related expenses.

     Sales & Marketing

              Sales and marketing expenses were $2.0 million or 54% of net sales for the second quarter of 1999, as compared to $1.9 million or 31% of net sales for the same period in 1998. The increase of sales and marketing expenses is associated with higher advertising expenses in the distribution channel during the second quarter of 1999.

              Sales and marketing expenses decreased to $3.9 million or 47% of net sales for the first six months of 1999 from $4.0 million or 32% of net sales for the same period in 1998. This slight decrease is attributable to lower personnel-related expenses.

     General & Administrative

              General and administrative expenses were $494,000 or 13% of net sales for the second quarter of 1999, as compared to $476,000 or 8% of net sales for the same period in 1998.

              General and administrative expenses for the first six months slightly decreased to $953,000 or 12% of net sales in 1998, as compared to $955,000 or 7% of net sales for the same period in 1998.

     Amortization of intangible assets & Acquisition of in-process research and development

              The intangible assets were fully amortized in the first quarter of 1999. The expense was $40,000 or 1% of net sales for the same period in 1998. It reflects the amortization of intangible assets for the acquisition of the Object-Fax NT product line in April 1998.

              In April 1998, the Company completed its acquisition of the Object-Fax NT product line, a facsimile software application designed for LAN's, WAN's and Internet-based networks, from Tolvusamskipti HF, an Icelandic corporation. The purchase, valued at approximately $1.4 million, included the exchange of $300,000 in cash, 100,000 shares of Castelle common stock, and the right to receive either additional cash or the number of shares of Castelle common stock on the date six months after the acquisition necessary to make the fair market value of the common stock and additional cash received in the transaction not less than $500,000. Since the value of the Castelle common stock received in the transaction was less than $500,000 on the date six months after the acquisition, an additional 339,560 shares of Castelle common stock were issued to Tolvusamskipti HF on April 9, 1999. A portion of the purchase price was allocated to in-process research and development, and, accordingly, the Company recorded a one-time charge against earnings in the second quarter of 1998 of $1.1 million. Further, the Company recorded intangible assets of $160,000, which are being amortized over 12 months, resulting in a $40,000 charge in the second quarter of 1998.

     Interest & Other income (expense), net

              Interest and other income (expense), net, comprised income of $2,000 for the second quarter of 1999, as compared to income of $72,000 or 1% of net sales for the same period in 1998. This reduction in income is the result of lower interest earned on the Company's investments and an exchange loss from the UK subsidiary.

              Interest income and other income (expenses) for the first six months of 1999 income decreased to $9,000, as compared to $137,000 or 1% of net sales for the same period in 1998. This reduction in income is the result of lower interest earned on the Company's investments, an exchange loss from the UK subsidiary and a loss on disposal of fixed assets.

Liquidity and Capital Resources

         Since its inception in 1987, Castelle has funded its operations primarily through the sale of capital stock and bank debt. As of July 2, 1999, the Company had approximately $4.0 million of cash and cash equivalents, up from $3.9 million at December 31, 1998. Working capital decreased to $4.1 million at July 2, 1999 from $6.8 million at December 31, 1998. The decrease in working capital is primarily due to the Company's net loss for the first six months of 1999.

         In April 1998, the Company completed its acquisition of the Object-Fax NT product line, a facsimile software application designed for LAN's, WAN's and Internet-based networks, from Tolvusamskipti HF, an Icelandic corporation, in exchange for $300,000 in cash, 100,000 shares of Castelle common stock and the right to receive either additional cash or the number of shares of Castelle common stock on the date six months after the acquisition necessary to make the fair market value of the common stock and additional cash received in the transaction not less than $500,000. Since the value of the Castelle common stock received in the transaction was less than $500,000 on the date six months after the acquisition, an additional 339,560 shares of Castelle common stock were issued to Tolvusamskipti HF on April 9, 1999.

         The Company has a $3.0 million secured revolving line of credit with a bank, which expires in March 17, 2000 and at July 2, 1999 had no borrowings under the line of credit.

         In December 1997, the Company entered into a loan and security agreement with a finance company for an amount of $288,000. The amounts borrowed are subject to interest of 10.11%, are repayable by December 2000, and are partially collateralized by a certificate of deposit of $125,000, which is classified as restricted cash on the Company's balance sheet. As of July 2, 1999, the outstanding balance of the loan under the agreement was $146,000.

         As of July 2, 1999, net accounts receivable were $2.2 million, down from $3.5 million at December 31, 1998. The decrease in net accounts receivable is attributed to a decrease in net sales and the improved collection of outstanding balances in the second quarter of 1999, which resulted in an improvement in days sales outstanding from 87 at the end of 1998 to 55 days at July 2, 1999.

         Net inventory as of July 2, 1999 was $2.2 million, down from $3.7 million at December 31, 1998. The decrease was primarily attributable to an additional $1,148,000 inventory provision recorded in the first six months of 1999. This provision is mainly associated with excess print server products targeted for the Asian market and fax server products expected to be replaced by newly introduced FaxPress models.

         The Company had not made any material capital commitments during the first six months ended July 2, 1999.

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

         Business Applications, Computer Systems and Infrastructure

         Castelle has completed a comprehensive review and inventory of its business applications and computer systems, including servers and network infrastructure, to insure that they are Year 2000 compliant. To date, the Company has installed and/or upgraded all computer network file servers and infrastructure (hubs, switches, modems and access devices) to hardware and software that is certified to be Year 2000 compliant by its vendors. In addition, Castelle's main business application from Computer Associates International, Inc. (Computer Associates) has been upgraded to a Year 2000 compliant version as certified by Computer Associates. The Company has substantially completed an upgrade of all desktop (including laptop) computers to Microsoft NT software certified by Microsoft Corporation as Year 2000 compliant. All of the Company's engineering, manufacturing, final test, and repair computer systems have been upgraded and tested for Y2k compliance. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company due to planned modifications to existing software, and conversions to new software which have been implemented or are being implemented by the Company during the year.

         Key business partners

         The Company is in the process of conducting a comprehensive review of its key business partners, including customers, suppliers and vendors, to identify those critical to the success of the Company's operations that may have Year 2000 issues which could adversely affect the operations of the Company. The Company anticipates that its review will be completed by November 19, 1999. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company due to planned modifications by our key business partners to their existing systems and conversions to new software which have been implemented or are being implemented by the Company's key business partners over the next year. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 issue may have a material adverse impact on the operations of the Company. The Company cannot give assurance the third parties with whom it does business will address any Year 2000 issues in their own systems on a timely basis.

         Costs

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. At the present time, all costs associated with the installation and upgrading of equipment and software have been related to routine upgrades of the Company's business systems, which to date have been approximately $105,000. The Company estimates the remaining cost associated with the installation and upgrading of the equipment will be approximately $15,000. However, the Company cannot give any assurance that significant costs associated with unforeseen circumstances will not significantly affect the future results of the Company.

         Products

         The Company has completed a comprehensive review of its products, both firmware and software, to insure that they are Year 2000 compliant. This was done to insure that the Company's products are free of any Year 2000 issues discussed above. The Company believes that the more recent versions of its products are Year 2000 compliant, meaning the products will perform functions correctly when processing dates later than December 31, 1999. In order to avoid difficulties, users will need to install the Y2K compliant versions of the Company's software or apply appropriate patches to prior versions of software. Full details on Year 2000 compliance of the Company's various product lines and software version releases are available on the Company's Web site. Necessary patches are available on the web site to allow customers to install these versions. The Company's products work in conjunction with network operating systems such as Novell NetWare and Microsoft Windows 95/98/NT, and while these products appear to be Year 2000 compliant, the Company cannot accept responsibility for Year 2000 compliance of any network operating system or any other third party software with which Castelle software interfaces . If modifications or upgrades to these systems are not completed in a timely fashion, the Year 2000 issue may have a material adverse impact on the Company's business, operating results and financial condition.

         Contingency Plans

         The Company has developed contingency plans in the event that the Company's systems or products prove to not be Year 2000 compliant. The Company has contingency plans in place for all specific client, server, hardware, and general network infrastructure Year 2000 issues. Company has currently reviewed its key business activities and developed plans to support ongoing business operations in the event of a disruption. Based on its assessment to date, the Company presently believes that the Year 2000 Issue will not pose significant operational problems for the Company. Although the Company has detailed contingency plans, ongoing evaluating and testing of the Company's network infrastructure will continue up to and past the year 2000 to ensure a smooth transition to the new millennium.

Other Matters

         The listing of the Company's Common Stock was transferred to The Nasdaq SmallCap Market on April 14, 1999. As a condition to the qualifications exception to the Company pursuant to the Nasdaq Listing Qualification Panel decision dated April 12, 1999, the Company was required to evidence a minimum closing bid price of $1.00 per share on or before July 14, 1999. Thereafter, the Company was required to evidence a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. The Company evidenced a minimum closing bid price of $1.00 per share prior to July 14, 1999 and continued to evidence a minimum closing bid price of at least $1.00 for 17 consecutive trading days. Because the Company complied with the terms of its exception, on June 21, 1999, the trading symbol of the Company's securities returned to "CSTL".

                           PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 25, 1999 (the "Annual Meeting"). At the Annual Meeting, the Company's shareholders elected four directors nominated by the Board of Directors by the votes indicated:

            Nominee                  Votes in Favor          Votes Withheld
        -----------------          -----------------       -----------------
        Donald L. Rich                 2,680,003                 27,740
        Peter R. Tierney               2,680,003                 27,740
        Scott C. McDonald              2,680,003                 27,740
        Robert Hambrecht               2,670,003                 37,740

         The proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 was approved.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

           27.1     Financial Data Schedule

           99.1     Press Release dated August 12, 1999

(b)      Reports on Form 8-K

           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Donald L. Rich                                   Date: August 12, 1999
      Donald L. Rich
      President, Chief Executive Officer and Director

By:   /s/ Laurie Gee                                       Date: August 12, 1999
      Laurie Gee
      Vice President of Finance and Administration
      (Principal Financial and Accounting Officer)