Form 10-Q
period 1999-10-01
CASTELLE \CA\
filed 1999-11-12
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of the Registrant's Common Stock outstanding as of November 8, 1999 was 4,635,435.



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

                Exhibit 27.1 - Financial Data Schedule                                         E-1

                Exhibit 99.1 - Press Release dated November 10, 1999                           E-2



                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                            CASTELLE AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       October 1, 1999       December 31, 1998
                                                                         (unaudited)             (audited)
                                                                   ----------------------  ---------------------
Assets:
   Current assets:
     Cash and cash equivalents                                                $ 4,328                 $3,924
     Restricted cash                                                              125                    125
     Accounts receivable, net of allowances of $271 in 1999 and
         $720 in 1998                                                           1,811                  3,472
     Inventory                                                                  1,545                  3,739
     Prepaid expense and other current assets                                     204                    398
                                                                   ----------------------  ---------------------
        Total current assets                                                    8,013                 11,658
   Property, plant & equipment, net                                               463                    666
   Other  assets                                                                   89                    170
                                                                   ----------------------  ---------------------
                                                                                8,565                $12,494
                                                                   ======================  =====================

Liabilities & Shareholders' Equity:
   Current liabilities:
     Current portion of notes payable                                           $  96                  $  96
     Accounts payable                                                           1,557                  2,084
     Accrued liabilities                                                        3,002                  2,715
                                                                   ----------------------  ---------------------
        Total current liabilities                                               4,655                  4,895
     Notes payable                                                                 26                     98
                                                                   ----------------------  ---------------------
        Total liabilities                                                       4,681                  4,993
                                                                   ----------------------  ---------------------

   Shareholders' equity:
     Common stock, no par value; authorized:  25,000 shares;
        Issued and outstanding: 4,635 and 4,337, respectively                  28,993                 29,255
     Note receivable for purchase of common stock                                 -0-                   (274)
     Deferred compensation                                                       (80)                   (120)
     Accumulated deficit                                                     (25,029)                (21,360)
                                                                   ----------------------  ---------------------
        Total shareholders' equity                                             3,884                   7,501
                                                                   ----------------------  ---------------------
                                                                               8,565                 $12,494
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



                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              Three months ended                     Nine months ended
                                                     .....................................  .....................................
                                                      October 1, 1999     October 2, 1998    October 1, 1999     October 2, 1998
                                                     -----------------  ------------------  -----------------  ------------------
   Net sales                                               $ 4,017             $ 5,449           $ 12,224            $ 18,147
   Cost of sales                                             1,547               2,266              6,149               8,334
                                                     -----------------  ------------------  -----------------  ------------------
       Gross profit                                          2,470               3,183              6,075               9,813
                                                     -----------------  ------------------  -----------------  ------------------

   Operating expenses:
       Research and development                                586                 780              2,218               2,177
       Sales and marketing                                   1,607               2,396              5,466               6,426
       General and administrative                              622                 399              1,576               1,354
       Amortization of intangible assets                       -0-                  40                 40                  80
       Restructuring charges                                   522                 -0-                522                 -0-
       Acquisition of in-process research and
            development                                        -0-                 -0-                -0-               1,124
                                                     -----------------  ------------------  -----------------  ------------------
          Total operating expenses                           3,337               3,615              9,822              11,161
                                                     -----------------  ------------------  -----------------  ------------------
   Loss from operations                                       (867)               (432)            (3,747)             (1,348)

       Interest income, net                                     32                  57                 87                 177
       Other income (expense), net                              37                 (18)                (9)                (1)
                                                     -----------------  ------------------  -----------------  ------------------
   Loss before benefit from income taxes                      (798)               (393)            (3,669)             (1,172)
       Benefit from income taxes                               -0-                 -0-                -0-                  37
                                                     -----------------  ------------------  -----------------  ------------------
   Net loss                                                   (798)             $ (393)            (3,669)           $ (1,135)
                                                     =================  ==================  =================  ==================

   Net Loss  per share:
      Net loss per common share -
             basic and diluted                              $(0.17)             $(0.09)            $(0.80)             $(0.25)
      Shares used in per share calculation -
             basic and diluted                               4,684               4,594              4,560               4,563

     See accompanying notes to condensed consolidated financial statements.



                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                Nine months ended
                                                                      ......................................
                                                                        October 1, 1999     October 2, 1998
                                                                      ------------------  ------------------
   Cash flows from operating activities:
      Net loss                                                              $ (3,669)           $ (1,135)
      Adjustment to reconcile net loss to net cash provided by
         operating activities:
        Loss on disposal of fixed assets                                          78                  --
        Depreciation and amortization                                            422                 500
        Provision for doubtful accounts and sales returns                     (1,483)               (307)
        Provision for excess and obsolete inventory                            1,376                 148
        Acquisition of in-process research and development                        --               1,124
        Changes in assets and liabilities:
         Accounts receivable                                                    3,144             (1,427)
         Inventory                                                                818                778
         Prepaid expenses and other current assets                                194                (79)
         Accounts payable                                                        (527)               658
         Accrued liabilities                                                      287               (267)
                                                                      ------------------  ------------------
           Net cash provided by operating activities                              640                 (7)
                                                                      ------------------  ------------------

   Cash flows from investing activities:
      Purchase of property and equipment                                        (200)               (180)
      Acquisition of Object-Fax product line                                      --                (784)
      Repurchase of common stock                                                  --                (384)
      Increase in other assets                                                    23                 (82)
                                                                      ------------------  ------------------
           Net cash (used in) investing activities                              (177)             (1,430)
                                                                      ------------------  ------------------

   Cash flows from financing activities:
      Proceeds from notes payable                                                 --                 142
      Repayment of notes payable                                                 (72)                (64)
      Proceeds from collection of note receivable for stock                       11                  --
      Proceeds from issuance of common stock and warrants, net
        of repurchases                                                             2                   9
                                                                      ------------------  ------------------
           Net cash provided by (used in) financing activities                   (59)                 87
                                                                      ------------------  ------------------

   Net increase in cash and cash equivalents                                     404             (1,350)

   Cash and cash equivalents at beginning of period                            3,924               6,204
                                                                      ------------------  ------------------
   Cash and cash equivalents at end of period                                  4,328             $ 4,854
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

     Basic and diluted earnings per share are calculated as follows for the third quarter and first nine months ending of 1999 and 1998:

                                                             (in thousands, except per share amounts)
                                                    ............................................................
                                                         Three months ended             Nine months ended
                                                    .............................  .............................
                                                     October 1,     October 2,      October 1,     October 2,
                                                        1999           1998            1999           1998
                                                    -------------- --------------  -------------- --------------
Basic:
   Weighted average common shares outstanding            4,684          4,594           4,560          4,563
                                                    ============== ==============  ============== ==============
   Net loss                                              $(798)         $(393)        $(3,669)       $(1,135)
                                                    ============== ==============  ============== ==============
   Net loss per common share - basic                   $ (0.17)       $ (0.09)        $ (0.80)       $ (0.25)
                                                    ============== ==============  ============== ==============

Diluted:
   Weighted average common shares outstanding            4,684          4,594           4,560          4,563
   Common equivalent shares from stock options              --             --              --             --
                                                    ============== ==============  ============== ==============
   Shares used in per share calculation - diluted        4,684          4,594           4,560          4,563
                                                    ============== ==============  ============== ==============
   Net loss                                              $(798)         $(393)        $(3,669)       $(1,135)
                                                    ============== ==============  ============== ==============
   Net loss per common share - diluted                 $ (0.17)       $ (0.09)        $ (0.80)       $ (0.25)
                                                    ============== ==============  ============== ==============

The calculation of diluted shares outstanding for the three months ended October 1, 1999 and October 2, 1998 excludes 36,739 and 34,966 stock options, respectively, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the nine months ended October 1, 1999 and October 2, 1998 excludes 26,313 and 108,244 stock options, respectively, as their effect was antidilutive in the period.

                            CASTELLE AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   Inventory:

     Inventory is stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of reserves for excess and obsolete inventory. Inventory details are as follows (in thousands):

                                                 October 1,      December 31,
                                                    1999             1998
                                               --------------- -----------------
     Raw material                                  $  252         $ 1,282
     Work in process                                  271             130
     Finished good                                  1,022           2,327
                                               =============== =================
                                                  $ 1,545         $ 3,739
                                               =============== =================

4.   Restructuring:

     The Company recognized a one-time restructuring charge of $522,000 in the third quarter of fiscal 1999. The restructuring charge includes expenses associated with the Company's exit from certain lines of business, a reduction in the company's workforce, and expenses related to the write off of excess office space.

5.   Revenue Recognition:

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


6.   Segments Disclosure:

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

                            CASTELLE AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


7.   Comprehensive Income:

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

8. New accounting pronouncements:

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

      Consolidated Statements of Operations - As a Percentage of Net Sales

                                                              Three months ended                     Nine months ended
                                                      ....................................  .....................................
                                                        October 1, 1999    October 2, 1998   October 1, 1999     October 2, 1998
                                                      -----------------  -----------------  -----------------  ------------------
   Net sales                                                   100%               100%               100%                100%
   Cost of sales                                                39%                42%                50%                 46%
                                                      -----------------  -----------------  -----------------  ------------------
       Gross profit                                             61%                58%                50%                 54%
                                                      -----------------  -----------------  -----------------  ------------------

   Operating expenses:
       Research and development                                 15%                14%                18%                 12%
       Sales and marketing                                      40%                44%                45%                 35%
       General and administrative                               15%                 7%                13%                  8%
       Amortization of intangible assets                        --                  1%                 *                   *
       Restructuring charges                                    13%                --                  5%                 --
       Acquisition of in-process research and
            development                                         --                 --                 --                   6%
                                                      -----------------  -----------------  -----------------  ------------------
          Total operating expenses                              83%                66%                81%                 61%
                                                      -----------------  -----------------  -----------------  ------------------
   Loss from operations                                        (22%)               (8%)              (31%)                (7%)

       Interest income, net                                      2%                 1%                 1%                  1%

       Other income (expense), net                               *                  *                  *                   *
                                                      -----------------  -----------------  -----------------  ------------------
   Loss before benefit from income taxes
                                                               (20%)               (7%)              (30%)                (6%)
       Benefit from income taxes                                --                 --                 --                   *
                                                      -----------------  -----------------  -----------------  ------------------
   Net loss                                                    (20%)               (7%)              (30%)                (6%)
                                                      =================  =================  =================  ==================

* Less than 1%
                                       8

Results of Operations

     Net Sales

              Net sales for the third quarter of 1999 decreased to $4 million from $5.4 for the same period in 1998. The reduction in net sales was primarily the result of a $0.4 million (33%) decrease in print server product sales, as well as, $1.0 million (24%) decrease in sales of the Company's fax server products to distributors to maintain manageable inventory levels in the channel.

              Net sales were $12.2 million and $18.1 million for the first nine months of 1999 and 1998, respectively. The lower net sales were the result of a 56% reduction in print server product sales, primarily due to reduced demand for the Company's print server products in Asia and a 22% reduction in fax server products, primarily due to decreased sales of the Company's fax server products to distributors to maintain manageable inventory levels in the channel.

              International sales in the third quarter of 1999 decreased to $1.2 million from $1.9 million for the same period in 1998, representing 30% and 35%, respectively, of total net sales. This 35% decline in international sales was mainly the result of the decrease in fax server product sales to United Kingdom distributors to maintain manageable inventory levels in the European channel.

              International sales were $3.9 million and $6.9 million for the first nine months of 1999 and 1998, respectively, representing 32% and 38%, respectively, of total net sales. The 43% decrease in international sales was the result of lower demand for the Company's print server products in Asia and the decrease in the Company's fax server product sales to United Kingdom distributors to maintain manageable inventory levels in the European channel.

     Gross Profit

              Gross profit of 61% for the third quarter of fiscal 1999 increased compared to gross profit of 58% for the same period in 1998. The increase in the third quarter 1999 gross profit is primarily attributable to the increase in the gross margin of print server products.

              Gross profit for the nine months of 1999 and 1998 were 50% and 54%, respectively. The reduction in gross profit is primarily attributable to an additional $1,248,000 excess inventory provision recorded in the first nine months of 1999. This provision is primarily associated with excess print server products targeted for the Asian market and fax server products expected to be replaced by newly introduced FaxPress models.

     Research & Development

              Research and product development expenses decreased to $586,000 or 15% of net sales for the third quarter of 1999 as compared to $780,000 or 14% of net sales for the same period in 1998. The decrease is due to the lower personnel-related expenses. Research and product development expenses for the first nine months was $2.2 million or 18% of net sales in 1999 as compared to $2.2 million or 12% of net sales for the same period in 1998.

     Sales & Marketing

              Sales and marketing expenses were $1.6 million or 40% of net sales for the third quarter of 1999, as compared to $2.4 million or 44% of net sales for the same period in 1998. The decrease in sales and marketing expenses is associated with lower advertising expenses in the distribution channel and personnel-related expenses during the third quarter of 1999.

              Sales and marketing expenses decreased to $5.5 million or 45% of net sales for the first nine months of 1999 from $6.4 million or 35% of net sales for the same period in 1998. This decrease is attributable to lower personnel-related expenses.

     General & Administrative

              General and administrative expenses were $622,000 and $399,000 or 15% and 7%, of net sales for the third quarter of 1999 and 1998, respectively. General and administrative expenses for the first nine months of fiscal 1999 increased to $1.6 million or 13% of net sales in 1999 as compared to $1.4 million or 8% of net sales for the same period in 1998. The increase in the interim periods of 1999 compared to the interim periods of 1998 is primarily due to higher personnel-related and legal expenses.

     Restructuring

              The Company recognized a one-time restructuring charge of $522,000 in the third quarter of fiscal 1999. The restructuring charge includes expenses associated with the Company's exit from certain lines of business, a reduction in the company's workforce, and expenses related to the write off of excess office space.

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


     Interest & Other income (expense), net

              Interest and other income (expense), net, comprised income of $69,000 or 1.7% of net sales for the third quarter of 1999, as compared to income of $39,000 or 0.7% of net sales for the same period in 1998. This increase in income is the result of an exchange gains from the UK subsidiary and increase in miscellaneous income.

              Interest income and other income (expenses) for the first nine months of 1999 decreased to $78,000, as compared to $176,000 or 1% of net sales for the same period in 1998. This reduction in income is primarily the result of lower interest earned on the Company's investments.

Liquidity and Capital Resources

         Since its inception in 1987, Castelle has funded its operations primarily through the sale of capital stock and bank debt. As of October 1, 1999, the Company had approximately $4.3 million of cash and cash equivalents, up from $3.9 million at December 31, 1998. The increase is due to faster collection of account receivables. Working capital decreased to $3.4 million at October 1, 1999 from $6.8 million at December 31, 1998. The decrease in working capital is primarily due to the Company's net loss for the first nine months of 1999.

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

         The Company has a $3.0 million secured revolving line of credit with a bank, which expires in March 17, 2000. At October 1, 1999, the Company had no borrowings under the line of credit.

         In December 1997, the Company entered into a loan and security agreement with a finance company for an amount of $288,000. The amounts borrowed are subject to interest of 10.11%, are repayable by December 2000, and are partially collateralized by a certificate of deposit of $125,000, which is classified as restricted cash on the Company's balance sheet. As of October 1, 1999, the outstanding balance of the loan under the agreement was $122,000.

         As of October 1, 1999, net accounts receivable were $1.8 million, down from $3.5 million at December 31, 1998. The decrease in net accounts receivable is attributed to a decrease in net sales and the improved collection of outstanding balances in the third quarter of 1999, which resulted in an improvement in days sales outstanding from 87 at the end of 1998 to 41 days at October 1, 1999.

         Net inventory as of October 1, 1999 was $1.5 million, down from $3.7 million at December 31, 1998. The decrease was primarily attributable to an additional $1,248,000 inventory provision recorded in the first nine months of 1999. This provision is mainly associated with excess print server products targeted for the Asian market and fax server products expected to be replaced by newly introduced FaxPress models.

         The Company had not made any material capital commitments during the first nine months ended October 1, 1999.

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

Year 2000 Compliance

         The Company has completed a comprehensive review of its business applications, computer systems and infrastructure and products. In addition, Castelle is in the process of conducting a comprehensive review of its key business partners to identify those that could be adversely affected by the Year 2000 issue and is developing and implementing a plan to resolve issues identified. The Company anticipates that its review will be completed by December 10, 1999. The Year 2000 issue refers to the inability of many computer systems to process accurately dates later than December 31, 1999. Date codes in many programs are abbreviated to allow only two digits for the year, e.g. "98" for the year 1998. Unless these programs are modified to handle the century date change, they will likely interpret the year "00", that is, the year 2000, as the year 1900. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems as well as in computer systems of third parties with whom the Company does business worldwide, including banks and credit processing entities, factories, customers and others.

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

         Key business partners

         The Company is in the process of conducting a comprehensive review of its key business partners, including customers, suppliers and vendors, to identify those critical to the success of the Company's operations that may have Year 2000 issues which could adversely affect the operations of the Company. The Company anticipates that its review will be completed by November 30, 1999. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company due to planned modifications by our key business partners to their existing systems and conversions to new software which have been implemented or are being implemented by the Company's key business partners over the next year. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 issue may have a material adverse impact on the operations of the Company. The Company cannot give assurance the third parties with whom it does business will address any Year 2000 issues in their own systems on a timely basis.

         Costs

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. At the present time, all costs associated with the installation and upgrading of equipment and software have been related to routine upgrades of the Company's business systems, which to date have been approximately $110,000. The Company estimates the remaining cost associated with the installation and upgrading of the equipment will be approximately $25,000. However, the Company cannot give any assurance that significant costs associated with unforeseen circumstances will not significantly affect the future results of the Company.

          Products

         The Company has completed a comprehensive review of its products, both firmware and software, to insure that its products are Year 2000 compliant. This was done to insure that the Company's products are free of any Year 2000 issues discussed above. The Company believes that the more recent versions of its products are Year 2000 compliant, meaning the products will perform functions correctly when processing dates later than December 31, 1999. In order to avoid difficulties, users will need to install the Year 2000 compliant versions of the Company's software or apply appropriate patches to prior versions of software. Full details on Year 2000 compliance of the Company's various product lines and software version releases are available on the Company's web site. Necessary patches are available on the web site to allow customers to install these versions. The Company's products work in conjunction with network operating systems such as Novell NetWare and Microsoft Windows 95/98/NT, and while these products appear to be Year 2000 compliant, the Company cannot accept responsibility for Year 2000 compliance of any network operating system or any other third party software with which Castelle software interfaces. If modifications or upgrades to these systems are not completed in a timely fashion, the Year 2000 issue may have a material adverse impact on the Company's business, operating results and financial condition.

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

                           PART II - OTHER INFORMATION


ITEM 4.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

           27.1     Financial Data Schedule

           99.1     Press Release dated November 10, 1999

(b)      Reports on Form 8-K

           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Donald L. Rich                                 Date: November 12, 1999
      Donald L. Rich
      President, Chief Executive Officer and Director

By:   /s/ Laurie Gee                                     Date: November 12, 1999
      Laurie Gee
      Vice President of Finance and Administration
      (Principal Financial and Accounting Officer)