Form 10-K
period 1999-12-31
CASTELLE \CA\
filed 2000-03-22
CIK 908605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

         Securities registered pursuant to Section 12(b) of the Act:None

 Securities registered pursuant to Section 12(g) of the Act:Common Stock,
                                                            No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any amendment to this Form 10-K or in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. ___

The approximate aggregate market value of the Common Stock held by-non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq SmallCap Market on March 1, 2000 was $6,139,000. Shares of Common Stock held by persons who hold more than 10% of the outstanding shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of Common Stock outstanding as March 1, 2000 was 4,651,996.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Castelle's proxy statement relating to the annual meeting of shareholders to be held on May 10, 2000 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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

     ITEM 1.      BUSINESS........................................................................................1

     ITEM 2.      PROPERTIES.....................................................................................20

     ITEM 3.      LEGAL PROCEEDINGS..............................................................................20

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........................................20


PART II       ...................................................................................................21

     ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...........................21

     ITEM 6.      SELECTED FINANCIAL DATA........................................................................22

     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION..........22

     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................26

     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................27

     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........27


PART III      ...................................................................................................28

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................28

     ITEM 11.     EXECUTIVE COMPENSATION.........................................................................28

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................28

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................28


PART IV       ...................................................................................................29

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................29


SIGNATURES    ...................................................................................................31


                                     PART I

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry. We use words such as "plan,""expect,""intend,""believe,""anticipate,""estimate" and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. All of our forward-looking statements involve risks and uncertainties. The Company's actual results could differ significantly from our expectations and from the results expressed in or implied by these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances.

ITEM 1.  BUSINESS

         The following summary should be read in conjunction with, and is qualified in its entirety by, the more detailed information and Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                  INTRODUCTION

         Castelle (the "Company") was incorporated in California in 1987, and its principal offices are located at 3255-3 Scott Boulevard, Santa Clara, California 95054. The Company's telephone number is (408) 496-0474. Castelle(R), LANpress(R) and JetPress(R) are registered trademarks and FaxPressTM, and InfoPressTM are trademarks of the Company. This Annual Report on Form 10-K includes trademarks and trade names of other companies.

         The Company designs, develops, markets and supports server appliances providing office messaging solutions and other shared services. The Company's current products are focused on two areas: fax messaging products and print servers. The Company's products consist of FaxPress, an integrated hardware/software network faxing solution; InfoPress, an enterprise-level fax-on-demand software product, and LANpress print servers.

         The Company's products have historically centered on fax and print servers and related technologies. Starting in 1997, the Company's revenues have declined as competition increased, primarily with the print server products in the Asia Pacific Region, while at the same time the Internet and other networking technologies advanced. As a result, the Company experienced annual operating losses during 1997 through 1999. During the past two years, management has redirected the Company's efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. Through restructuring and implementing numerous cost reductions, the company was able to report an operating profit in the fourth quarter of 1999 and a positive cash flow for the year.

         Castelle's objective is to be a leading worldwide supplier of server appliances providing office messaging solutions and other shared services. The Company's products answer the need for specialized networking equipment that allow network administrators to deploy complex networking applications without the cost and time required to install server-based software solutions. Castelle pioneered server appliances, establishing a benchmark for "plug and play" and ease of use with its fax and print server product families. Castelle products are installed in most Fortune 1000 companies, and in small and medium sized businesses worldwide. Castelle is now applying its proven technology to expand its line of server appliances to provide Internet and Intranet messaging and communication solutions for small and medium enterprises, and departments of large corporations.

         The Company has adapted its products for use with the Internet and will continue to focus on the effect of the Internet on network productivity. The Company's FaxPress fax servers provide an essential component of a corporate unified messaging solution. The Company has developed Internet fax capability with its FaxPress and InfoPress servers and Internet print capability with its LANpress print servers.

         Castelle sells its products through multiple channels, determined by the product, market and customer need. The Company has an established two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. The Company's distributors sell Castelle's products to value-added resellers ("VARs"), e-commerce vendors and other resellers. The Company's three major domestic distributors include Ingram Micro, Inc. ("Ingram"), Tech Data Corporation ("Tech Data") and Merisel, Inc. ("Merisel"). and its largest international distributors are Macnica Corporation ("Macnica") in Japan and Ingram UK in the United Kingdom. The Company's e-commerce strategy includes developing close relationships with such mass market vendors as CDW, Insight, MicroWarehouse, and BUY.COM. The Company also distributes its products through its on-line store on the Company's Web site. The Company also has relationships with certain original equipment manufacturers and sells software and upgrades directly to end-users.

                                  RISK FACTORS

         Shareholders or investors considering the purchase of shares of the Company's Common Stock should carefully consider the following risk factors, in addition to other information in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company's business operations.

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

History of Losses; Accumulated Deficit

         The Company has experienced significant operating losses and, as of December 31, 1999, had an accumulated deficit of $25 million. The development and marketing by the Company of new products will continue to require substantial product development and other expenditures. Although the Company had been profitable in 1996, the Company has sustained annual losses in 1997 through 1999, and there can be no assurance that growth in net sales or profitability will be achieved or sustained in future years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Nasdaq SmallCap Listing; Risk associated with Limited Market

         The Company's Common Stock has been listed on the Nasdaq SmallCap Market since April 1999. In order to maintain its listing on the Nasdaq SmallCap Market, the Company must maintain total assets, capital and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. If the Company fails to maintain the standard necessary to be quoted on the Nasdaq SmallCap Market, the Company's Common Stock could become subject to delisting. If the Common Stock is delisted, trading in the Common Stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a shareholder will find it more difficult to dispose of the Common Stock or to obtain accurate quotations as to the price of the Common Stock. Lack of any active trading market would have an adverse effect on a shareholder's ability to liquidate an investment in the Company's Common Stock easily and quickly at a reasonable price. It might also contribute to volatility in the market price of the Company's Common Stock and could adversely effect the Company's ability to raise additional equity or debt financing on acceptable terms or at all. Failure to obtain desired financing on acceptable terms could adversely affect the Company's business, financial condition and results of operations.

Rapid Technological Change; Risks Associated with New Products

         The market for the Company's products is affected by rapidly changing networking technology and evolving industry standards and the emergence of the Internet and other communication technologies. The Company believes that its future success will depend upon its ability to enhance its existing products and to develop and introduce new products which conform to or support emerging network telecommunications standards, are compatible with a growing array of computer and peripheral devices, support popular computer and network operating systems and applications, meet a wide range of evolving user needs and achieve market acceptance. There can be no assurance that the Company will be successful in these efforts. The Company has incurred, and the Company expects to continue to incur, substantial expenses associated with the introduction and promotion of new products. There can be no assurance that the expenses incurred will not exceed research and development cost estimates or that new products will achieve market acceptance and generate sales sufficient to offset development costs. In order to develop new products successfully, the Company is dependent upon timely access to information about new technological developments and standards. There can be no assurance that the Company will have such access or that it will be able to develop new products successfully and respond effectively to technological change or new product announcements by others. Furthermore, the Company expects that printer and other peripheral manufacturers will add features to their products that make them more network accessible, which may reduce demand for the Company's print servers. There can be no assurance that products or technologies developed by others will not render the Company's products non-competitive or obsolete. The fax-on-demand market in general has been negatively affected by the growth of the Web and the Internet. Although the Company has new Web/fax/email products in development, there can be no assurance these products will compete successfully. Complex products such as those offered by the Company may contain undetected or unresolved hardware defects or software errors when they are first introduced or as new versions are released. Changes in the Company's or its suppliers' manufacturing processes or the inadvertent use of defective components by the Company or its suppliers could adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. The Company has in the past discovered hardware defects and software errors in certain of its new products and enhancements after their introduction. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that despite testing by the Company and by third-party test sites, errors will not be found in future releases of the Company's products, which would result in adverse product reviews and negatively affect market acceptance of these products.

         The introduction of new or enhanced products requires the Company to manage the transition from older products. The Company must manage new product introductions so as to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands. The Company has from time to time experienced delays in the shipment of new products. There can be no assurance that future product transitions will be managed successfully by the Company. See "Business -- Products,""-- Research and Product Development," and "-- Sales, Marketing and Distribution."

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

Competition and Price Erosion

         The network enhancement products and computer software markets are highly competitive, and the Company believes that such competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce prices. The Company currently competes principally in the market for network fax servers and network print servers and fax-on-demand software. Increased competition, direct and indirect, could adversely affect the Company's business and operating results through pricing pressure, loss of market share and other factors. In particular, the Company expects that, over time, average-selling prices for its print server products will continue to decline, as the market for these products becomes increasingly competitive. Any material reduction in the average selling prices of the Company's products would adversely affect gross margins. There can be no assurance the Company will be able to maintain the current average selling prices of its products or the related gross margins.

         The principal competitive factors affecting the market for the Company's products include product functionality, performance, quality, reliability, ease of use, quality of customer training and support, name recognition, price, and compatibility and conformance with industry standards and changing operating system environments. Several of the Company's existing and potential competitors, most notably the Hewlett-Packard Company ("Hewlett-Packard") and Intel Corporation ("Intel"), have substantially greater financial, engineering, manufacturing and marketing resources than does the Company. The Company also experiences competition from a number of other software, hardware and service companies. In addition to its current competitors, the Company may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripherals, communications and software companies. In the fax server market the Company competes with companies such as Applied Voice Technology, Inc., Omtool, Ltd. and Computer Associates International, Inc. There can be no assurance that competitors will not introduce products incorporating technology more advanced than that of the Company. In addition, certain competing methods of communications such as the Internet or electronic mail could adversely affect the market for fax products. Certain of the Company's existing and potential competitors in the print server market are manufacturers of printers and other peripherals, and these competitors may develop closed systems accessible only through their own proprietary servers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

International Sales

         Sales to customers located outside Canada and the United States accounted for approximately 31% and 38% of the Company's net sales in 1999 and 1998, respectively. The Company sells its products in approximately 40 foreign countries through approximately 70 international distributors. Macnica, the Company's principal Japanese distributor, accounted for approximately 60% and 67% of the Company's international sales in 1999 and 1998, respectively. The Company expects that international sales will continue to represent a significant portion of the Company's product revenues and that the Company will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. See also "Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses." Although the Company has not previously experienced any difficulties under foreign law in exporting its products to other countries, there can be no assurance that the Company will not experience such difficulties in foreign countries in the future. In addition, because the Company primarily invoices its foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for the Company's products by causing its prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on the Company's international sales and a resulting material adverse effect on the Company's business, operating results and financial condition. The Company may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. See "Business -- Sales, Marketing and Distribution."

Lack of Product Revenue Diversification

         The Company derives substantially all of its sales from its fax and print server products. The Company is leveraging its expertise in these areas to develop new messaging features and products to support greater integration into corporate network environments and with Internet communications. See "Business -Research and Product Development". The Company expects that its current products will continue to account for a majority of the Company's sales in the near future. A decline in demand for these products as a result of competition, technological change or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on the Company's business, operating results and financial condition.

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

Concentration of Distributors; Distribution Risks

         The Company sells its products primarily through a two-tier domestic and international distribution network. The Company's distributors sell Castelle's products to VARs, e-commerce vendors and other resellers. The distribution of personal computers and networking products has been characterized by rapid change, including consolidations due to the financial difficulties of distributors and the emergence of alternative distribution channels. In addition, an increasing number of companies are competing for access to these channels. The Company's distributors typically represent other products that are complementary to, or compete with, those of the Company. In particular, certain of its competitors, including Hewlett-Packard and Intel, sell a substantially higher dollar volume of products through several of the Company's large U.S. distributors, and as a result, the Company believes such distributors give higher priority to products offered by such competitors. The Company's distributors are not contractually committed to future purchases of the Company's products and could discontinue carrying the Company's products at any time for any reason. In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. The Company has a stock rotation policy with certain of its distributors that allows them to return marketable inventory against offsetting orders. Should the Company reduce its prices, the Company credits certain of its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. In addition, due to industry conditions or the actions of competitors, inventory levels of the Company's products held by distributors could become excessive, resulting in product returns and inventory write-downs. There can be no assurance that in the future returns and price protection will not have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Sales, Marketing and Distribution" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on Suppliers and Subcontractors

         The Company's products incorporate or require components or sub-assemblies procured from third-party suppliers. Certain of these components or sub-assemblies are available only from a single source, and others are available only from limited sources. Certain key components of the Company's products, including a modem chip set from Rockwell International Corporation ("Rockwell") and a microprocessor from Motorola, Inc. ("Motorola"), are currently available from single sources. Other product components are currently available from only a limited number of sources. In addition, the Company subcontracts a substantial portion of its manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support the manufacturing requirements of the Company. The Company does not have material long-term supply contracts with these or any other sole or limited source vendors and subcontractors other than an agreement with SerComm Corporation ("SerComm"), and otherwise purchases components or sub-assemblies on a purchase order basis. The Company's ability to obtain these components and sub-assemblies is dependent upon its ability to accurately forecast customer demand for its products and to anticipate shortages of critical components or sub-assemblies created by competing demands upon suppliers. If the Company were unable to obtain a sufficient supply of high-quality components or sub-assemblies from its current sources, the Company could experience delays in obtaining such components or sub-assemblies from other sources. Resulting delays or reductions in product shipments could adversely affect the Company's business, operating results and financial condition and damage customer relationships. Furthermore, a significant increase in the price of one or more of these components or sub-assemblies or the Company's inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect the Company's business, operating results and financial condition.

         The Company augments its product offerings by obtaining access to third-party products and technologies in areas outside of its core competencies or where the Company believes internal development of products and technologies is not cost-effective. The Company's third-party supplier of certain print server products is SerComm. There can be no assurance that these products will produce gross margins comparable to those of the Company's internally generated products or that the parties with which the Company contracts will continue to provide the quantities and quality of products needed by the Company or that they will upgrade their respective products on a timely basis. The termination of the Company's relationships with third-party product suppliers and with SerComm, in particular, could result in delays or reductions in product shipments, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Manufacturing."

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

         The Company has received, and may receive in the future, communications asserting that its products infringe the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that third parties will not assert infringement claims against the Company with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. There can be no assurance that any such intellectual property litigation that may be brought in the future will not have a material adverse effect on the Company's business, operating results and financial condition. As a result of such claims or litigation, it may become necessary or desirable in the future for the Company to obtain licenses relating to one or more of its products or relating to current or future technologies, and there can be no assurance that it would be able to do so on commercially reasonable terms. See "Business-Research and Product Development" and "-Proprietary Rights."

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

Voting Control by Officers, Directors and Affiliates

         At March 1, 2000 the Company's officers and directors and their affiliates beneficially owned approximately 24% of the outstanding shares of Common Stock. Accordingly, together they had the ability to significantly influence the election of the Company's directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

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


                                    BUSINESS

General

         Castelle designs, develops, markets and supports server appliances providing office messaging solutions and other shared services. The Company's current products are focused on two areas: fax messaging products, including a range of software enhancements, and print servers. The Company's products consist of FaxPress, an integrated hardware/software network faxing solution; InfoPress an enterprise-level fax-on-demand software product and LANpress print servers. See "Business -- Research and Product Development."

         The Company's products have historically centered on fax and print servers and related technologies. Starting in 1997, the Company's revenues have declined as competition increased, primarily with the print server products in the Asia Pacific Region, while at the same time the Internet and other networking technologies advanced. As a result, the Company experienced annual operating losses during 1997 through 1999. During the past two years, management has redirected the Company's efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. Through restructuring and implementing numerous cost reductions, the company was able to report an operating profit of $114,000 in the fourth quarter of 1999. Additionally, increased cash management during 1999 provided a positive cash flow for the year.

Industry Background

         In the mid-1980s, organizations began to interconnect personal computers into local area networks (LANs) in order to allow work groups to share files and peripherals such as printers. As LANs have proliferated throughout organizations and client/server architectures have gained acceptance, they have become increasingly complex, the size and multimedia intensity of files being transmitted has increased and the applications operating on the computer networks have become more critical to the success of the business enterprise. The proliferation of the Internet and Intranets and popularity of electronic communications expanded the role of LAN's as a means to provide common access to the Internet, email and other messaging applications. Installation, maintenance and administration of LAN equipment has always required a staff of highly skilled professionals. The costs associated with LANs and related equipment are significant and affordable only for larger organizations. Many small and medium sized businesses were not able to invest in necessary equipment and support staff. This created the need for specialized networking equipment that would allow network administrators to deploy complex networking applications without the cost and time required to install server-based software solutions. These devices are known in the industry as "Server Appliances" or "Thin Servers". A server appliance is an integrated software/hardware solution designed to reduce the complexity and cost for a specific server based application. Internet routers, email servers, remote access servers, communication servers, and print servers are examples of the server appliances used by businesses today.

         Castelle pioneered server appliances, establishing a benchmark for "plug and play" and ease of use with its fax and print server product families.

                   Fax Messaging Products: The increasing popularity of email and the Internet provided the boost to all types of electronic communications as many users and organizations became more comfortable and accustomed to their use. To further simplify and improve inter- and intra-organizational communications, corporate MIS departments are looking for ways to integrate different types of messaging into a unified messaging environment. Fax remains one of the key business communication tools and is one of the essential components of the corporate messaging environment. In corporate communication infrastructures, fax is being integrated into email. To facilitate this capability companies install email-integrated fax server systems.

         Users can send and receive faxes as easily as emails, using the same email application for both types of messages. A fax server can sort incoming faxes and route them electronically and confidentially directly to the electronic mailboxes of the intended recipients and store non-urgent outgoing faxes for automatic transmission at an "off-peak" time when telephone rates are lower. In addition to reduced cost of fax transmissions, fax servers utilize Fax-Over-IP technology to transmit faxes over the Internet.

         These fax servers can be provided using complex software that require Windows NT or UNIX systems and specialized and expensive fax modems. The other approach is a dedicated fax server appliance, such as Castelle FaxPress.

         Fax servers can also be used as an independent network shared messaging system in environments that require high-volume incoming and outgoing faxes. Users are able to send and receive faxes directly from their computers or workstations, eliminating the need to print a document, take it to a stand-alone fax machine and wait for its transmission.

         The Company  also  has  Information  Delivery  Systems,  which  include email-on-demand and fax-on-demand products. Fax-on-Demand is the ability to use a touch-tone phone and a fax machine to request and receive copies of documents on demand. Although there are a wide variety of applications installed, the two most common applications are customer support and literature fulfillment applications. The largest industry using fax-on-demand is the high-technology sector, with
         applications   also  installed  in  travel,   government,   newspapers,
         manufacturing and non-profit organizations. Essentially, any company with information to disseminate publicly is a potential information-on-demand customer.



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

Server appliances, such as communications/messaging servers and print servers, have emerged to gain significant market acceptance due to their ability to significantly reduce complexity and cost associated with the installation and maintenance of networking systems. These appliances also make the complex functionality of Internet and Intranet communications available and affordable to many smaller businesses. As MIS professionals in larger organizations and business owners of smaller enterprises continue to recognize the benefits of server appliances to provide such critical functionality as Internet and Intranet communications, remote access, scanning, electronic mail and related functions, the Company believes that the demand for such network systems will increase.



Castelle Strategy

         Castelle's objective is to be a leading worldwide supplier of server appliances providing office messaging solutions and other shared services. Castelle pioneered server appliances, establishing a benchmark for "plug and play" and ease of use with its fax and print server product families. Castelle products are installed in most Fortune 1000 companies, and in small and medium sized businesses worldwide. Castelle is now applying its proven technology to the office, integrating desktop messaging, Internet connectivity, print and other shared services.

         Focus on Server Appliances: The Company focuses exclusively on providing innovative, reliable, easy-to-use network products. Since its inception, the Company has focused on developing networking products that utilize advanced software to tightly integrate proprietary hardware systems with standard computing platforms. As a result, the Company believes it has developed a high level of expertise in networking, software development, hardware design and telephony technology. The Company plans to capitalize on these attributes by continuing to focus on providing network enhancement products that enable users to communicate more effectively.

         Focus on Messaging and Communications: The Company focuses on developing application solutions for Inter and Intra-company communications. The Company believes that its focus on application servers rather than on infrastructure systems enables the Company to offer products that bring higher value services to customers and provide a higher margin to the Company.

         Expand Product Line: The Company is leveraging its expertise in server appliances to offer new easy-to-use, cost-effective solutions. The Company continues to expand both its fax and print server products and apply its proven technology to other areas.

         Focus on E-commerce and Other High Volume Distribution Channels: The Company has established a two-tier domestic and international distribution network of leading national and regional network product distributors and resellers including Ingram Micro, TechData, and Merisel. Castelle's products are well suited for sale by e-commerce vendors and the Company has been successful working with leading suppliers such as CDW, BUY.COM, Insight, MicroWarehouse domestically and Software Catalog and W-Store in Europe. The Company also sells through OEM vendors such as Fujitsu Ltd. in Japan (" Fujitsu"). and Veritek ("Veritek") in Korea. The Company is focused on maintaining and strengthening its current distribution network in North America, Europe, and Asia-Pacific regions.

         Leverage Strategic Relationships: The Company augments its product offerings by establishing relationships with companies able to provide products in areas outside of the Company's core technical competencies or in instances where internal development of such products is not cost-effective. The Company also establishes relationships with numerous leaders in hardware and software technology - to enable it to keep abreast of, and respond quickly to, technological changes that may affect the network enhancement market.

Products

         The Company develops and markets a range of server appliance products that enhance network productivity, performance and functionality. The Company's current products are grouped into two areas: fax messaging products, including a range of software enhancements, and print servers.

         Fax Messaging Products: The Company offers the FaxPress family of email-integrated fax server appliances. The Company positions the FaxPress as the easiest way to add faxing to your network and integrate fax with email. FaxPress allows network users to send, receive, route, print, store, edit and retrieve fax transmissions from their own personal computers on a local area network. FaxPress can be integrated into an email system creating a unified fax/email messaging environment. FaxPress enables users to transmit documents directly to a fax device as easily as if they were printing to a laser printer or sending an email message. The product also provides network administration features like control, monitoring, logging, configuration, etc. The Company's fax server products are designed to comply with regulatory standards in the United States as well as countries in Europe and the Pacific Rim. During 1999 and 1998, fax products represented 78% and 68%, respectively, of total net sales.

         Key features of the FaxPress products (configured with its current software versions) include:

               o Easy Installation and maintenance: FaxPress is a fax server appliance and comes with all necessary hardware and software. The hardware system is a small box with integrated 10/100 Base-T Ethernet or Token Ring interfaces, and one to eight intelligent fax modems. All the required system and client software is provided with the product.

               o Support for popular network operating environments: FaxPress operates in any local area network based on Microsoft Windows 2000, Windows NT, NT Terminal Server, Novell NetWare or Linux servers.

               o    Ability to create unified fax/email  messaging  environment:
                    FaxPress has the ability to integrate fax into a corporate email system, allowing users to send and receive faxes in the same manner as emails. FaxPress supports Microsoft Exchange/Outlook, Lotus Notes, Novell GroupWise, Netscape and other SMTP compatible systems. Castelle's unique Exchange Direct interface offloads fax processing from MS Exchange Server while maintaining tight integration with the Outlook client.

               o Ability to send faxes from many applications: Easy faxing from within any Windows, Windows 95/98 and Windows NT/2000 application such as Microsoft Office and Lotus Smart Suite.

               o Electronic delivery of faxes to desktops: FaxPress supports several methods [DID (Direct Inward Dialing), DTMF (Dual Tone Multifrequency), T.30 sub-addressing, OCR (Optical Character Recognition) routing, line routing] to deliver incoming faxes direct to the email or fax inbox of the intended recipient.

               o    Internet  faxing  capabilities  reduce  transmission  costs:
                    FaxPress enables users to connect several units via the Internet or the Intranet to form a private Fax-over-IP network that can significantly reduce the cost of fax transmissions. FaxPress can also operate within a Fax2Net Internet Faxing network, a worldwide ISP.

               o Integration into custom applications: The Company provides a Software Development Kit which allows programmers to integrate faxing functions into their current applications or to create new customized applications that use the FaxPress server.

               o Software Options: The Company offers a range of value-added software options which increase the functionality of Castelle's FaxPress systems and enables the FaxPress to address specialized applications. Software upgrades and options are available to the installed base of FaxPress units at prices ranging from $99 to $1,375.

                    The Company offers a family of FaxPress fax server systems ranging from entry-level products targeted to small businesses with under 50 users to high-end fax solutions capable of supporting enterprise-wide installations. The suggested U.S. list prices for FaxPress fax server products range from $1,495 to $7,995. The server pricing is based on hardware model, with no per-user costs. The FaxPress 2500, 3500 and 5000 come with the FaxPress 6.0 PRO version that adds integration with popular email packages, and many advanced fax management and integration features. FaxPress 6.0 PRO is optional on FaxPress SBE. The following table summarizes the Company's FaxPress system products:

                                                                  -----------------------------
                                                                        Network Environment
  ---------------------------------------------------------------------------------------------
                                                                       NetWare      Windows
                       Number of     Email           Network       3.x, 4.x, 5.x    NT/2000
   Product Model        Modems      Integration     Topology           (IPX)       (IPX,IP)
  ---------------------------------------------------------------------------------------------
  FaxPress SBE             1         Optional        Ethernet           |X|            |X|
  FaxPress 1500-N          2            |X|          Ethernet           |X|            |X|
  FaxPress 3500            4            |X|          Token Ring         |X|            |X|
  FaxPress 5000         4 or 8          |X|          Ethernet           |X|            |X|

  ---------------------------------------------------------------------------------------------


         Information-on-demand systems: InfoPress software enables the access of information via any touch-tone phone and a fax machine and allows the dissemination of information via "broadcasting" to a select database of fax numbers. InfoPress allows companies to use one source of documents in a Castelle document library and to automatically publish the documents using either the fax-on-demand and/or email-on-demand methods.

         Castelle's InfoPress is a software product designed to operate on the Microsoft Windows NT/2000 platform. The system utilizes voice and fax processing hardware, as well as telephone system interface (analog or T1) hardware with as few as two and as many as 288 ports that are actually deployed at a customer site.

               o Fax-on-Demand:Fax-on-Demand allows a user to request and receive information on demand by dialing a telephone number. The user interacts with a series of voice prompts to select specific documents, by simply using the telephone keypad, and requesting delivery of these documents to a fax number.

               o Email-on-Demand:Email-on-Demand allows a user to request and receive information on demand by using email. Auto-reply email exists today, but is limited to receiving one document, usually in text format. The main benefit of email-on-demand is the ability to share the document library with fax-on-demand.

               o    Web Integration:InfoPress supports Web HTML documents in the
                    document  library.   The  Web  documents  are  automatically
                    rendered into a fax document when required.

         Print Servers: Printer sharing continues to be one of the important benefits of computer networking. Print servers are the most efficient and economical way of sharing printers on networks. While demand for print servers in various sizes of businesses continues to grow, the market is very competitive. Castelle has been involved in the print server business for more than 10 years. After continuous improvements on the cost and feature set, Castelle's LANpress has become a well-received print server product line. Our latest print server models incorporate a RISC microprocessor, Fast Ethernet, Windows 2000, Internet Printing and many other attractive new features. Castelle LANpress JR is the world's smallest print server commercially available today. It's similar in size to that of a standard printer cable connector. The suggested U.S. list price for LANpress print servers ranges from $149 to $499.

         The following table summarizes the Company's line of LANpress external print servers:

                                        -----------------------------------------------------
                                                       Network Environment
-----------------------------------------.....................................................-------------------------
                             Ethernet                               Windows                      Flash
   Product Configuration      Network   NetWare 3.x,  UNIX TCP/IP  95 / 98 /       Apple        Upgrade     Internet
                             Interface    4.x, 5.x                 NT / 2000     Ethertalk    Capability    Printing
-----------------------------------------------------------------------------------------------------------------------

LANpress 1P/100 MP (1)         10/1000       |X|          |X|         |X|           |X|           |X|         |X|
LANpress 3P/100                10/1000       |X|          |X|         |X|           |X|           |X|         |X|
LANpress Jr. MP (2)              10          |X|          |X|         |X|           |X|           |X|         |X|
LANpress 2+1 MP (3)              10          |X|          |X|         |X|           |X|           |X|         |X|
LANpress 3+1 MP (3)              10          |X|          |X|         |X|           |X|           |X|         |X|
----------------------------------------------------------------------------------------------------------------------
   --------------------
   (1)1 Centronics parallel port
   (2)Connects directly to port on Printer
   (3)Numbers  refer to the number of  parallel  and serial  port connections,  respectively.  The LANpress 2+1 MP also comes with a Token Ring network interface.


Research and Product Development

         The Company has invested substantially in research and product development. The Company believes its future performance will depend in large part on its ability to enhance its current products, to expand its product offerings, to maintain technological competitiveness and meet an expanding range of customer requirements.

         Castelle continues to invest in enhancing its server appliance product lines by developing new versions of client and server software and server hardware. The product feature set is driven by the increasing complexity of user needs. The changing corporate communications/messaging environment and increasing demand for easy-to-use networking systems define these needs. The development efforts are focused on enhancing functionality of existing products and developing other systems to expand our product offerings. The Company is leveraging its unique technology and engineering expertise in server appliances, networking, and client and server software to develop a new line of office messaging server appliances. The Company's development efforts are focusing on high value applications, while relying on its partners to provide basic functionality for some of its product lines.

         The current FaxPress fax server product line is being enhanced to offer greater integration into corporate networking environments with such features as:

         o  Windows NT Terminal Server support

         o  Windows 2000 Professional, Server and Advanced Server support

         o  Linux file server support

         o  Improved integration with Microsoft Exchange via Exchange Connector

         Castelle   will   continue  to  further  its  strategy  of   supporting
Fax-Over-IP (Internet Faxing) through its own FaxPress-to-FaxPress communication and interfaces to third-party Internet Fax providers.

         The Company developed new versions of its FaxPress servers to offer higher performance at a lower cost. Furthermore, the Company is applying this technology to the development of new generations of server appliances that will provide integrated email/fax messaging and other shared services.

         The InfoPress Information Delivery product line is being improved to support the current versions of Adobe Acrobat Reader and Netscape. It will support Windows 2000 with a new printer driver. New and improved Web integration is also being developed for the next version release.

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

Sales, Marketing and Distribution

         Castelle sells its products through multiple channels, determined by the product, market and customer need. The Company has an established two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. The Company also sells through OEM vendors such as Fujitsu in Japan and Veritek in Korea. Software enhancements and options that complement the FaxPress products are primarily marketed directly by the Company to registered end users. The direct sales group works closely with distributors and VARs in qualifying sales opportunities for the fax and print server products. The Company also sells some products through the on-line store on its Web site. The Company's European headquarters located in the UK provides sales and support services for Europe.

         Demand for Castelle's products is created through a variety of marketing programs. These programs are targeted toward end-users to stimulate demand for the products and toward distributors, resellers, VARs and e-commerce vendors to promote the product in the sales channel. These programs include targeted and active participation in industry networking and communication trade shows, as well as advertising in associated publications. The Company increases awareness of Company products by Internet marketing via targeted e-advertising, publishing and sponsoring email newsletters, enhancing its Web presence, print advertising, conducting direct mail campaigns, offering seminars, trade shows and conferences and other forms of public relations efforts. To further expand its Internet marketing efforts, the Company has deployed an e-marketing system by MarketFirst Software to better respond to customers who contact the Company via the Internet. The Company's Web site has been updated and designed to assist customers in obtaining information about Castelle products and contacting Castelle sales personnel, and offers selected products and services through the Company's on-line store.

         The Company's products are well suited for sale by e-commerce vendors, and the Company has experienced success working with leading suppliers such as CDW, BUY.COM, Insight, MicroWarehouse domestically and Software Catalog and W-Store in Europe.

         The Company's five largest distributors accounted for approximately 42% of the Company's net sales in 1999 and 57% of its net sales in 1998. Macnica, the Company's principal Japanese distributor, and Ingram, the Company's largest domestic distributor, accounted for approximately 18% and 12%, respectively, of the Company's net sales in 1999 and 26% and 17%, respectively, of its net sales in 1998. Sales to customers located in the Pacific Rim and Europe comprised approximately 31% and 38% of the Company's net sales in 1999 and 1998, respectively. The Company's distributors typically represent other products that are complementary to or compete with those of the Company. While the Company attempts to encourage its distributors to focus on Castelle's products through a variety of marketing and support programs, our distributors may give higher priority to products of other suppliers, thereby reducing the efforts they devote to selling our products. In particular, certain of our competitors, including Hewlett-Packard and Intel, sell a substantially higher total dollar volume of products through several of the Company's large U.S. distributors and, as a result, the Company believes such distributors give higher priority to products offered by such competitors. The Company's distributors are not contractually committed to future purchases of the Company's products and could discontinue carrying the Company's products at any time for any reason. The Company has a stock rotation policy with certain of its distributors that allows them to return marketable inventory against offsetting orders. In the event that the Company reduces its prices, the Company credits certain of its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. See "Business -Risk Factors - Dependence on Suppliers and Subcontractors."

Customer Service and Support

         The Company provides customers with support services, which are available to assist customers with installation, use and operation issues that will ensure smooth and reliable operation of Castelle products. The Company's network engineers, located at corporate headquarters, provide technical support via telephone, fax and email during normal Company business days from 6:00 a.m. to 5:00 p.m. (Pacific Time). As part of the Company's global partner program, VARs have access to "priority technical support" via a special toll-free number that provides immediate access to Castelle network engineers. Support is provided under warranty as well as with different extended software and hardware support agreements sold directly to the customer by the Company. The Company also has other customer support, including a Web site as well as an internal help desk system. The Company has an automated call management distribution system that provides improved levels of support to help resolve customer issues.

Manufacturing

         The Company's current in-house manufacturing operations consist primarily of material planning, final test and assembly, quality control and service repair. Certain of the Company's manufacturing operations are performed by third party manufacturers that provide customized, integrated manufacturing services, including procurement, manufacturing and associated printed circuit board assembly. The Company also relies on SerComm to manufacture certain of its print server products. These arrangements enable the Company to shift certain costs to such providers, thereby allowing the Company to focus resources on its product development efforts. The failure of such manufacturers, particularly SerComm, to meet their contractual commitments to the Company could cause delays in product shipments, thereby potentially adversely affecting the Company's business, operating results and financial condition.

         The Company does not currently have any material long-term supply contracts with any of its manufacturing subcontractors or component suppliers other than an agreement with SerComm relating to the manufacture of print servers. Other than its relationship with SerComm, the Company purchases components on a purchase order basis. The Company owns all engineering, sourcing documentation, functional test equipment and tooling used in manufacturing its products, except for the products which are produced by SerComm, and believes that it could shift product assembly to alternate suppliers if necessary. Certain key components of the Company's products, including a modem chip set from Conexant, and microprocessors from Motorola, are currently available from single sources. Other components of the Company's products are currently available from only a limited number of sources. In addition, the Company subcontracts a substantial portion of its manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support the manufacturing requirements of the Company. The Company's ability to obtain these components or sub-assemblies is dependent upon its ability to accurately forecast customer demand for its products and to anticipate shortages of critical components or sub-assemblies created by competing demands upon suppliers. If the Company were unable to obtain a sufficient supply of high-quality components or sub-assemblies from its current sources, the Company could experience delays in obtaining such components or sub-assemblies from other sources. Resulting delays or reductions in product shipments could adversely affect the Company's business, operating results and financial condition and damage customer relationships. Furthermore, a significant increase in the price of one or more of these components or sub-assemblies or the Company's inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect the Company's business operating results and financial condition. See "Business -- Risk Factors - Dependence on Suppliers and Subcontractors."

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

Government Regulation

         See "Business -- Risk Factors -- Government Regulations."

Employees

         As of February 22, 2000, the Company employed a total of 72 full-time equivalent personnel, 15 in manufacturing, and 16 in sales and marketing, 17 in engineering, 12 in customer service and 12 in finance and administration. The Company intends to continue to hire additional personnel in connection with the expansion of its operations. The Company has never had a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

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



                        EXECUTIVE OFFICERS OF THE COMPANY

Identification of Executive Officers

         The names of the executive officers of the Company and their ages as of February 22, 2000 are set forth below:


         Name              Age                        Position
     Donald L. Rich       58   Chairman of the Board, President, Chief Executive
                                 Officer, Chief Financial Officer and Secretary
     Ronnie E. Mansoor    43   Chief Technology Officer, Vice President of
                                 Engineering
     Edward J. Heinze     54   Vice President Sales, North America


Donald L. Rich

         Mr. Rich joined the Company in November 1998 and has served as Chief Executive Officer and President from November 1998 to the present. Mr. Rich has served as Chief Financial Officer since April 1999. He became Chairman of the Board in May 1999 and has served as Secretary since February 2000. From January 1997 until November 1998, Mr. Rich was self-employed as a consultant. From 1993 through 1997, Mr. Rich was Chief Executive Officer and President of Talarian Corporation, a provider of communications middleware software. Prior to that, he held various sales and marketing management positions at Integrated Systems, Inc. and International Business Machines
    Corporation. Mr. Rich holds a BS degree in Mechanical Engineering from Purdue University and an MBA from the Stanford Graduate School of Business.

Ronnie E. Mansoor

         Mr. Mansoor joined the Company in 1997, after working as a consultant for Castelle since 1995. He has served as the Director of Engineering and was appointed Chief Technology Officer and Vice President of Engineering in August 1999. Prior to joining Castelle, Mr. Mansoor served as the President of Implicit Inc., a consulting company which provided software development services to companies such as: Canon, Minolta, Adaptec, ASP, and Cylink, in the fields of networking, imaging, security, and Internet technologies. In addition, he held project management positions at Document Technologies, a document imaging company, and ADAC Laboratories, a medical imaging company. Mr. Mansoor holds a BS degree in Electrical Engineering and a PE degree in Physics from Tel Aviv University.

Edward J. Heinze

         Mr. Heinze has been with Castelle Inc. since 1994. He was appointed Vice President Sales, North America in January 2000. Prior to his
    appointment to Vice President, Mr. Heinze served Castelle as Product Manager, Fax Product Line, and Regional Sales Manager. Before joining Castelle, he served in several capacities at Visual/White Pine Software, including Vice President of Sales. Prior to his tenure at White Pine, he was Chief Operations Officer for XMARK, and Vice President of Sales and Marketing at EIT, Millicom, Olympia, and Ontel. He holds a BS degree from Waynesburg College.

ITEM 2.  PROPERTIES

         The Company's headquarters, including its executive offices and corporate administration, development, manufacturing, marketing, sales and technical services/support facilities, are located in Santa Clara, California with an aggregate of approximately 21,400 square feet of floor space. The Company occupies this facility under a lease, the term of which expires in October 2000. The Company also occupies an additional 2,000 square feet of floor space that is located in El Dorado Hills, California. This facility is under a lease, expiring in March 2001. In addition, the Company rents office space for sales and customer support offices in Illinois, Pennsylvania and the United Kingdom. The Company believes its existing facilities will be adequate to meet its requirements for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock (Nasdaq symbol "CSTL") began trading on the Nasdaq National Market on December 20, 1995 and was transferred to the Nasdaq SmallCap Market as of April 1999. The following table shows the intraday high and low sale prices per share of Castelle's Common Stock as reported on the Nasdaq National Market for the periods indicated prior to April 1999 and as reported on the Nasdaq SmallCap Market for the periods indicated after April 1999. Such quotations do not include retail markups, markdowns or commissions.


             Fiscal 1998              High              Low
                 First Quarter        $3 3/8            $2
                 Second Quarter       $4                $1 1/2
                 Third Quarter        $2 1/2            $  7/8
                 Fourth Quarter       $1 5/8            $ 1/2

             Fiscal 1999              High              Low
                 First Quarter        $1 1/2            $ 1/2
                 Second Quarter       $1 5/32           $ 3/8
                 Third Quarter        $1 1/4            $ 5/8
                 Fourth Quarter       $2 3/8            $ 7/8

         As of December 31, 1999, there were 114 holders of record of the Company's Common Stock. On March 1, 2000 the last sale price reported on the Nasdaq SmallCap Market for the Company's Common Stock was $1.9375 per share.

Dividend Policy

         The Company has not paid cash dividends on its Common Stock. The Board of Directors currently intends to retain any and all earnings for use in the Company's business and the Company does not anticipate paying cash dividends in the foreseeable future.

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


                                                                     Years ended December 31,
                                               ---------------------------------------------------------------
                                                   1999         1998          1997         1996         1995
                                               -----------  -----------  -----------  -----------  -----------
                                                            (in thousands, except per share amounts)
INCOME STATEMENT DATA:
         Net Sales                                $16,116      $21,746      $25,343      $29,461      $25,082
         Gross Profit                             $ 8,404      $11,598      $13,507      $14,468      $11,511
         Gross Profit as a % of Net Sales             52%          53%          53%          49%          46%
         Net income/(loss)                        ($3,555)     ($7,534)     ($6,895)      $5,724       $2,024
         Net income/(loss) as a % of Net Sales       (22%)        (35%)        (27%)         19%           8%
         Net income/(loss) per share - diluted     ($0.78)      ($1.67)      ($1.54)       $1.45        $0.78

BALANCE SHEET DATA:
         Cash and Cash Equivalents                 $4,714       $3,924       $6,204       $8,161       $7,268
         Working Capital                           $3,555       $6,763      $10,816      $13,163       $8,912
         Total Assets                              $8,502      $12,494      $18,926      $27,303      $14,728
         Long-term Liabilities                         --          $98          $52           --          $75
         Stockholders Equity                       $4,020       $7,501      $14,855      $21,616       $9,289

         Net  loss  for  1999,   1998,   and  1997   included  net  charges  for
restructuring and other non-recurring items of $.4 million, $5.1 million, and $6.1 million respectively, and a net benefit of 2.5 million in 1996. For detailed information on these transactions see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Other Charges and Amortization of Intangible Assets" and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

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

         The Company's products have historically centered on fax and print servers and related technologies. Starting in 1997, the Company's revenues have declined as competition increased, primarily with the print server products in the Asia Pacific Region, while at the same time the Internet and other networking technologies advanced. As a result, the Company experienced annual operating losses beginning from 1997 through 1999. During the past two years, management has redirected the Company's efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. Through restructuring and implementing numerous cost reductions, the company was able to report an operating profit of $114,000 in the fourth quarter of 1999. Additionally, increased cash management during 1999 provided a positive cash flow for the year. Accounts receivable collections were improved, resulting in the average Days Sales Outstanding of 35 at the end of 1999 versus 87 at the end of the prior year. Inventory levels also decreased resulting in a doubling of inventory turns in 1999.

Results of Operations

    Net Sales

         Net sales decreased 26% to $16.1 million in 1999 from $21.7 million in 1998. The decline of $5.6 million in net sales resulted primarily from lower sales of the Company's main product lines, including a $3.7 million decrease in print server products in Asia, and the Company's efforts to manage down the inventory in the distribution channel. Revenue in 1998 had been reduced by increases in the sales return allowance of approximately $1.0 million.

         In 1998, net sales decreased 14% to $21.7 million from $25.3 million in 1997. The $3.6 million decline in net sales resulted primarily from lower sales of the Company's print server products in Japan, increases in sales returns and allowance of approximately $1.0 million, and increases in local competition in Europe. The increase in Sales Returns Allowances allowed the Company to better manage the level of inventory in the distribution channel.

         International sales were $4.9 million, $8.3 million, and $11.9 million in 1999, 1998 and 1997, respectively, representing 31%, 38% and 47%, respectively, of net sales. Lower international sales were the result of a reduction in general demand for the Company's print server products in Asia and increased local competition in Europe. Most of the Company's international sales to date have been denominated in U.S. dollars. Such sales could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

    Cost of Sales

         Cost of sales includes cost of materials, including components, manuals, diskettes, packaging materials, assembly and shipping, as well as certain royalties. Cost of sales also includes compensation costs and overhead related to the Company's manufacturing operations, obsolescence and manufacturing costs and warranty expenses. Cost of sales were $7.7 million, $10.1 million and $11.8 million in 1999, 1998 and 1997, respectively, and represented 48%, 47% and 47% of net sales for those years. Cost of sales as a percentage of net sales has remained constant during these years as a result of a higher proportion of net sales being derived from higher margin fax products, offset by a lower gross margin percentage on sales of print servers and unfavorable manufacturing overhead absorption rates due to lower volumes. During 1999 the Company reduced manufacturing overhead by $.4 million through reduction of personnel and other costs savings. However in 1999 the Company recognized $1.1million of expense related to the disposal of obsolete inventory.

    Research and Development

         Research and product development expenses were $2.7 million, $2.9 million and $3.1 million in 1999, 1998 and 1997, respectively, and represented 17%, 13% and 12% of net sales for those periods. Spending has supported existing products and the development of unified messaging server appliances. The absolute dollar amount of research and product development expense decreased slightly in 1999 due to improved expense controls. However, the Company continues to be committed to the development of highly competitive new products and services through the efficient utilization of its engineering resources.

         The decrease in research and development expenses in 1998 compared to 1997 was mainly due to improved expense controls.

    Sales & Marketing

         Sales and marketing expenses were $6.7 million, $8.8 million and $9.2 million for 1999, 1998 and 1997, respectively, and represented 42%, 40% and 36% of net sales for those periods. The expense decline in 1999 compared to 1998 was due to a reduction in personnel, lower marketing promotion, trade show, occupancy and other cost savings.

         The expense decline in 1998 compared to 1997 was due to a reorganization of the sales and marketing activities implemented in the fourth quarter of 1997, resulting in more efficient operations and a smaller staff, which was partially offset by the increase in sales efforts for a new fax product line.

    General & Administrative

         General and administrative expenses were $2.1 million, $2.4 million and $2.3 million for 1999, 1998 and 1997, respectively, or 13%, 11% and 9% of net sales for those periods. The decrease in expenses in 1999 was due to a lower allowance for doubtful accounts and overall cost savings, offset by increases in the amounts paid for administrative salaries and bonuses.

         The increase in expenses in 1998 was due to an increase in the Company's allowance for doubtful accounts and severance costs associated with executives who left the Company, which was only partially offset by expense reductions resulting from the Company's restructuring implemented in the fourth quarter of 1997.

    Restructuring and Other Charges & Amortization of Intangible Assets

         In 1999, the Company recognized a restructuring charge of $402,000 for expenses associated with the Company's exit from the Object-Fax NT product line including the disposition of excess inventory, reductions in personnel and the write-off of excess office space. This disposition is expected to reduce the Company's operating costs in future years.

         In April 1998, the Company acquired the Object-Fax NT product from Tolvusamskipti HF, an Icelandic corporation. A portion of the purchase price was allocated to in-process research and development, and, accordingly, the Company recorded a one-time charge against earnings in the second quarter of 1998 of $1.1 million, as the technology acquired had not reached technological feasibility and had no alternative future use. The Company also recorded intangible assets of $160,000, which were amortized over 12 months, resulting in a $120,000 charge in 1998. In determining the amount of in-process research and development, the Company engaged an independent valuation firm to conduct an appraisal of the acquired assets. The intangible assets acquired, including in-process research and development, were valued based on estimates of future cash flows discounted to their present value at risk-adjusted rates of return.

         In 1997, the Company recorded a total restructuring charge of $6.2 million to restructure its operations to streamline activities and focus on key products to reduce ongoing costs. Of the total restructuring charge, $1.2 million was to account for implementing and completing the restructuring plan which included relocation of the Company's European office, exit from certain lines of business, a workforce reduction, the write-off of certain assets relating to Ibex and other estimated restructuring costs. This was in addition to a charge of $5.0 million associated with the write-off of the Ibex goodwill and related intangibles. In addition, the Company recorded amortization expense of $574,000 in 1997 related to intangible assets associated with the write-down to fair market value of assets acquired in the merger with Ibex in November 1996.

    Interest Income, net

         Net interest  income was $126,000,  $170,000 and $288,000 in 1999, 1998 and 1997, respectively. The changes in interest income versus the prior years are due to changing cash balances.

    Provision for (Benefit from) Income Taxes

         In  1999  the   Company's   provision  for  income  taxes  was  $4,000,
    representing state taxes only. Because of the Company's net loss in 1999, there were no federal nor substantial state income taxes recognized.

         In the fourth quarter of 1998, due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company provided a full valuation allowance against its deferred tax asset, resulting in a non-recurring, non-cash charge of $4.0 million.

         In 1997 the Company recorded a net benefit from income taxes of $732,000. At the time, this amount reflected the recognition of various deductible deferred assets, including prior years' net operating loss carry forwards, business tax credits and various temporary accounting differences. See Note 9 of the Notes to Consolidated Financial Statements for a discussion of the Company's provision for income taxes.

Liquidity and Capital Resources

    Since its inception in 1987, Castelle has funded its operations primarily through the issuance of capital stock and the assumption of bank debt. As of December 31, 1999, the Company had $4.7 million of cash and cash equivalents, increased from $3.9 million for the same period in 1998. Working capital decreased to $3.6 million at December 31, 1999 from $6.8 million at December 31, 1998. Cash and cash equivalents increased in 1999, even after funding the operating loss for 1999, primarily because of significantly improved collections of accounts receivable and reduction in inventory requirements. Working capital decreased primarily because of the operating loss in 1999.

    The Company has a $3.0 million secured revolving line of credit with a bank, which expires in March 2000, pursuant to which the Company may borrow 100% against pledges of cash at the bank's prime rate (8.50% at December 31, 1999). Borrowings under this line of credit agreement are collateralized by all of the assets of the Company. Under the terms of the loan agreement, the Company is restricted from loaning money or assets or entering into any mergers or acquisitions where the total consideration exceeds $15,000,000, without the bank's consent. The Company was in compliance with the terms of the agreement, and at December 31, 1999 had no borrowings under the line of credit. The Company expects to negotiate an extension of this line of credit.

    In December 1997, as a source of capital asset financing, the Company entered into a loan and security agreement with a finance company for an amount up to $288,000. As of December 31, 1999, the Company had drawn $288,000 against this amount of which $98,000 is outstanding at December 31, 1999. The loan is subject to an interest rate of 10.11%, is repayable by December 2000 and is collateralized by a certificate of deposit of $125,000, which is classified as restricted cash on the Company's balance sheet.

    As of December 31, 1999, net accounts receivable were $1.5 million, down from $3.5 million for the same period in 1998. At the end of 1999 the average Days Sales Outstanding was 35 versus 87 at the end of 1998. This is the result of a focus on increased cash collections by the Company in 1999.

    Net inventories as of December 31, 1999 were $1.4 million, down from $3.7 million in 1998. Inventory turnover for the year-ended 1999 was 4.4, up from 1.9 in 1998. This is the result of efforts by the Company to reduce inventory, especially for older product lines.

    Castelle acquired additional capital equipment of $184,000, $223,000 and $732,000 in 1999, 1998 and 1997, respectively. The decline in capital equipment spending in 1998 was primarily the result of large one-time purchases in 1997 for the Company's customer support system and an upgrade to the internal network infrastructure.

    In 1998 the Company acquired the Object-Fax NT product line for a total purchase price of $1.4 million, including $300,000 in cash and 440,000 shares of Castelle Common Stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at December 31, 1999. However, the Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of the Company's revenue is transacted in U.S dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to the financial statements of Castelle; therefore we believe that foreign currency exchange rates should not materially affect the Company's overall financial position, results of operations or cash flows. The fair value of the Company's money market account or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment. However, sharp declines in interest rates could seriously harm interest earnings on this account.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a) The following financial statements of the Company and the report of the Company's independent accountants are included in Item 14:

                                                                                                       Page in
                                                                                                      Form 10-K

                      Report of Independent Accountants.............................................    F-1
                      Consolidated Balance Sheets as of December 31, 1999 and 1998..................    F-2
                      Consolidated Statements of Operations for the years ended
                           December 31, 1999, 1998 and 1997.........................................    F-3
                      Consolidated Statement of Shareholders' Equity for the years ended
                           December 31, 1999, 1998 and 1997.........................................    F-4
                      Consolidated Statements of Cash Flows for the years ended
                           December 31, 1999, 1998 and 1997.........................................    F-5
                      Notes to Consolidated Financial Statements....................................    F-6


         (b) The following financial statement schedules of Castelle for the years ended December 31, 1999, 1998 and 1997 are filed as part of this Form 10-K and should be read in conjunction with the Company's Financial Statements.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

    The information required by this Item concerning the Company's directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in the Company's definitive Proxy Statement related to the Annual Meeting of Shareholders to be held May 10, 2000, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

Identification of Executive Officers

    The information required by this Item concerning the Company's executive officers is set forth in Part I of this Report.

Compliance with Section 16(a) of the Exchange Act

    The information required by this Item is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" contained in the Proxy Statement.



ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the section captioned "Executive Compensation" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The  information  required by this Item is  incorporated by reference to the
section  captioned   "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" contained in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from the sections captioned "Certain Transactions" and "Executive Compensation" contained in the Proxy Statement.

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

         (b)  Reports on Form 8-K - None

         (c)  Exhibits

               2.1(1) Agreement and Plan of Merger, dated as of August 22, 1996 among Castelle, Ibex Technologies, Inc. and Certain Shareholders of Ibex Technologies, Inc.

               3.1(2) Amended and Restated Articles of Incorporation of the Company.

               3.2(3)   Amended and Restated Bylaws of the Company.

               4.1      Reference is made to Exhibits 3.1 and 3.2.

               4.2 Fifth Amended and Restated Registration Rights Agreement dated November 20, 1996 by and among the Registrant and certain holders of the Company's Common Stock and Warrants to purchase Common Stock.

               10.1(3)* 1995 Non-Employee Directors' Stock Option Plan, and form of Director Stock Option Agreement.

               10.2(4)  Warrant for Common Stock issued to Unterberg Harris.

               10.3(2)* Form of Indemnity  Agreement  between the Registrant and each of its directors and executive officers.

               10.4(2) OEM Purchase Agreement dated May 23, 1995, by and between the Registrant and SerComm Corporation.

               10.5(2) Distribution Agreement dated February 26, 1990, by and between the Registrant and Ingram Micro D Inc.

               10.6(2) Distributor Contract dated June 25, 1991, as amended June 25, 1991, by and between the Registrant and Tech Data Corporation.

               10.7(2) Distribution Agreement dated March 26, 1992, as amended March 26, 1992, by and between the Registrant and Merisel, Inc.

               10.8(2) Distributor Agreement dated October 1, 1990, by and between the Registrant and Vitek.

               10.9(2) International Distributor Agreement dated February 24, 1994, by and between the Registrant and Macnica.

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

               10.10(5)*1988 Equity Incentive Plan, as amended.

               10.11(4) Warrant for Common Stock issued to RvR Securities Corp.

               10.12(6)*Form of  Executive  Severance  and  Transition  Benefits
                        Agreement between the Company and Messier. P. Raje.

               10.13(6)*Form of  Executive  Severance  and  Transition  Benefits
                        Agreement between the Company and Messier. J. Burke.

               10.14(3)*The   Executive   Severance  and   Transition   Benefits
                        Agreement dated November 10, 1998 between the Company and Messier. Don Rich.

               10.15(7)*Employment  agreement  between the Company and  Messier.
                        D. Rich.

               11.1(3) Computation of Net Income (Loss) Per Share. Reference is made to page F-20 of the Notes to Consolidated Financial Statements.

               23.1(3)  Consent of PricewaterhouseCoopers LLP.

               24.1(3) Power of Attorney. Reference is made to the signature page.

               27.1(3)  Financial data schedule.

     ------------------
     (1) Filed as an exhibit to the Company's Form 8-K dated August 22, 1996 and incorporated herein by reference.
     (2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 33-99628-LA-) or amendments thereto and incorporated herein by reference.
     (3) Filed herewith.
     (4) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1996 and incorporated herein by reference.
     (5) Filed as an exhibit to the Company's Registration Statement on Form S-8, dated March 29, 1999.
     (6) Filed as an exhibit to the Company's Form 10-Q for the period ended September 26, 1997 and incorporated herein by reference.
     (7) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.
     * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

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


                               By:    /S/ DONALD L. RICH
                                      Donald L. Rich
                                      Chief Executive Officer and President

                               March 17, 2000

         KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald L. Rich, as his true and lawful attorney-in-fact and agent, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, and any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                               Title                    Date


/S/ DONALD L. RICH       Chairman of the Board and Director,     March 17, 2000
--------------------     Chief Executive Officer, President
  Donald L. Rich         (principal executive officer),
                         Secretary, Chief Financial Officer
                         (principal accounting officer)

/s/ PETER TIERNEY        Director                                March 17, 2000
--------------------
   Peter Tierney

/s/ SCOTT MCDONALD       Director                                March 17, 2000
--------------------
    Scott McDonald

/s/ ROBERT HAMBRECHT     Director                                March 20, 2000
--------------------
 Robert Hambrecht

                           Castelle and Subsidiaries
                       Consolidated Financial Statements
                        as of December 31, 1999 and 1998
                     and for each of the three years in the
                         period ended December 31, 1999

                        Report of Independent Accountants




To the Board of Directors and
Shareholders of Castelle


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Castelle and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
San Jose, California
February 4, 2000

Castelle and Subsidiaries
Consolidated Balance Sheets
(in thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                           December 31,
                                                                                ....................................
                                                                                     1999                1998
                                                                                ----------------   -----------------
Assets
Current assets:
    Cash and cash equivalents                                                        $   4,714           $   3,924
    Restricted cash                                                                        125                 125
    Accounts receivable, net of allowance for doubtful accounts
           of $493 in 1999 and $720 in 1998                                              1,525               3,472
    Inventories                                                                          1,411               3,739
    Prepaid expenses and other current assets                                              262                 398
                                                                                ----------------   -----------------
           Total current assets                                                          8,037              11,658

Property and equipment, net                                                                387                 666
Other, net                                                                                  78                 170
                                                                                ----------------   -----------------

             Total assets                                                             $  8,502           $  12,494
                                                                                ================   =================

Liabilities and Shareholders' Equity
Current liabilities:
    Long-term debt, current portion                                                   $     98                  96
    Accounts payable                                                                     1,336                2084
    Accrued liabilities                                                                  3,048                2715
                                                                                ----------------   -----------------
           Total current liabilities                                                     4,482               4,895

Other long-term liabilities                                                                  -                  98
                                                                                ----------------   -----------------
           Total liabilities                                                             4,482               4,993
                                                                                ----------------   -----------------

Commitments (Note 6)

Shareholders' Equity:
    Preferred stock, no par value:
      Authorized:  2,000 shares in 1999 and 1998
      Issued and outstanding:  none in 1999 and 1998                                         -                   -
    Common stock, no par value:
      Authorized:  25,000 shares
      Issued and outstanding: 4,641 shares in 1999
           and 4,337 shares in 1998                                                     29,002              29,255
    Notes receivable for purchase of common stock                                             -               (274)
    Deferred compensation                                                                  (67)              (120)
    Accumulated deficit                                                                (24,915)            (21,360)
                                                                                ----------------   -----------------
           Total shareholders' equity                                                    4,020               7,501
                                                                                ----------------   -----------------

             Total liabilities and shareholders' equity                              $   8,502           $  12,494
                                                                                ================   =================


                                      F-2
   The accompanying notes are an integral part of these financial statements.

Castelle and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------

                                                                               Years Ended December 31
                                                               ........................................................
                                                                     1999                1998               1997
                                                               -----------------   -----------------  -----------------

Net sales                                                            $  16,116           $  21,746          $  25,343
Cost of sales                                                            7,712              10,148             11,836
                                                               -----------------   -----------------  -----------------
        Gross profit                                                     8,404              11,598             13,507
                                                               -----------------   -----------------  -----------------

Operating expenses:
    Research and development                                             2,741               2,878              3,141
    Sales and marketing                                                  6,732               8,776              9,180
    General and administrative                                           2,139               2,443              2,296
    Amortization of intangible assets                                       40                 120                574
    Restructuring and other charges                                        402               1,124              6,224
                                                               -----------------   -----------------  -----------------
                                                                        12,054              15,341             21,415
                                                               -----------------   -----------------  -----------------

           Operating  loss                                              (3,650)             (3,743)            (7,908)

Interest income, net                                                       126                 170                288
Other income (expense), net                                               (27)                   4                 (7)
                                                               -----------------   -----------------  -----------------

Loss before provision for (benefit from)
    income taxes                                                        (3,551)             (3,569)            (7,627)
Provision for (benefit from) income taxes                                    4               3,965               (732)
                                                               -----------------   -----------------  -----------------

           Net loss                                                 $   (3,555)         $   (7,534)        $   (6,895)
                                                               =================   =================  =================

Net loss per common share - basic                                    $   (0.78)          $   (1.67)         $   (1.54)
                                                               =================   =================  =================

Shares used in per share calculation - basic                             4,579               4,507              4,470
                                                               =================   =================  =================

Net loss per common share - diluted                                  $   (0.78)          $   (1.67)         $   (1.54)
                                                               =================   =================  =================

Shares used in per share calculation - diluted                           4,579               4,507              4,470
                                                               =================   =================  =================


                                       F-3
   The accompanying notes are an integral part of these financial statements.

Castelle and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 1999, 1998 and 1997
(in thousands)

-------------------------------------------------------------------------------------------------------------------


                                                                                Notes
                                                                              Receivable
                                                                                 for
                                                                              Purchase
                                                                                  of
                                                         Common Stock           Common      Deferred    Accumulated
                                                   ..........................
                                                     Shares        Amount       Stock     Compensation    Deficit       Total
                                                   ------------  ------------ ----------- ------------- ------------ ------------

Balances, December 31, 1996                             4,420     $  28,843     $  (296)      $     -     $ (6,931)   $  21,616

    Issuance of common stock through:
      exercise of stock options                            70           112           -             -            -          112
    Repayment of notes receivable                           -             -          22             -            -           22
    Net loss                                                -             -           -             -       (6,895)      (6,895)

                                                   ------------  ------------ ----------- ------------- ------------ ------------
Balances, December 31, 1997                             4,490     $  28,955     $  (274)      $     -    $ (13,826)   $  14,855

    Repurchase of common stock                           (293)         (384)          -             -            -         (384)
    Issuance of common stock through
      exercise of stock options                            40            12           -             -            -           12
    Issuance of common stock in
      connection with acquisition                         100           500           -             -                       500
    Deferred compensation related to options                -           160           -          (160)                        -
      issued to consultant
    Amortization of deferred compensation                   -             -           -            40            -           40
    Compensation expense related to fully vested
      options granted to consultant                         -            12           -             -                        12
    Net loss                                                -             -           -             -       (7,534)      (7,534)

                                                   ------------  ------------ ----------- ------------- ------------ ------------
Balances, December 31, 1998                             4,337     $  29,255     $  (274)      $ (120)    $ (21,360)    $  7,501

    Issuance of common stock through
      exercise of stock options                            17            10           -             -            -           10
    Issuance of common stock in
      connection with acquisition                         340             0           -             -                         0
    Amortization of deferred compensation                                                          53                        53
    Repayment of notes receivable                                                    11                                      11
    Cancellation of notes receivable                                                263                                     263
    Retirement of  restricted stock                       (53)         (263)          -             -                      (263)
    Net loss                                                -             -           -             -       (3,555)      (3,555)

                                                   ============  ============ =========== ============= ============ ============
Balances, December 31, 1999                             4,641     $  29,002       $    -      $   (67)   $ (24,915)    $  4,020
                                                   ============  ============ =========== ============= ============ ============


                                       F-4
   The accompanying notes are an integral part of these financial statements.

Castelle and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 1999, 1998 and 1997
(in thousands)

-------------------------------------------------------------------------------------------------------------------



                                                                                 Year Ended December 31,
                                                                   ....................................................
                                                                        1999              1998              1997
                                                                   ----------------  ----------------  ----------------
Cash flows from operating activities:
    Net income  (loss)                                                $    (3,555)      $    (7,534)      $    (6,895)
    Adjustments to reconcile net income (loss) to
      net cash (used in) provided by operating activities:
        Depreciation and amortization                                         440               640               967
        Purchased in-process research and development                           -             1,124                 -
        Write-off of goodwill and other intangible assets                       -                 -             5,074
        Provision for doubtful accounts and sales returns                       -               909               220
        Provision for excess and obsolete inventory                         1,579               418               412
        Compensation expense related to grant of stock options                 53                52                 -
        Loss on disposal of fixed assets                                       81                40                 -
        Changes in assets and liabilities:
           Accounts receivable                                              1,947            (1,108)            2,289
           Inventories                                                        749              (371)           (1,357)
           Prepaid expenses and other current assets                          136               175                53
           Accounts payable                                                  (748)              772              (550)
           Accrued liabilities                                                333                95            (1,205)
           Deferred income taxes                                                0             3,934              (367)
                                                                   ----------------  ----------------  ----------------
             Net cash (used in) provided by operating activities            1,015              (854)           (1,359)
                                                                   ----------------  ----------------  ----------------

Cash flows from investing activities:
    Acquisition of property and equipment                                    (184)             (223)             (732)
    Acquisition of Object-fax product line                                      -              (910)                -
    (Increase) decrease in other assets                                        34                24               (14)
                                                                   ----------------  ----------------  ----------------
             Net cash used in investing activities                           (150)           (1,109)             (746)
                                                                   ----------------  ----------------  ----------------

Cash flows from financing activities:
    (Increase) decrease in restricted cash                                      -               142              (125)
    Proceeds from notes payable                                                 -               (87)              146
    Repayment of notes payable                                                (96)                -                (7)
    Proceeds from collection of note receivable for stock                      11                 -                22
    Proceeds from issuance of common stock and warrants, net of                10              (372)              112
    repurchases
                                                                   ----------------  ----------------  ----------------
             Net cash provided by financing activities                        (75)             (317)              148
                                                                   ----------------  ----------------  ----------------

Net (decrease) increase in cash and cash equivalents                          790            (2,280)           (1,957)

Cash and cash equivalents, beginning of period                              3,924             6,204             8,161
                                                                   ----------------  ----------------  ----------------

Cash and cash equivalents, end of period                               $    4,714        $    3,924        $    6,204
                                                                   ================  ================  ================

Supplemental information:
    Cash paid during the period for:
      Interest                                                          $      19         $      27         $       3
      Income taxes                                                      $      47         $       5         $     123
    Noncash investing and financing activities:
      Issuance of common stock for acquisition of Object-fax            $       -         $     500         $       -
        product line

                                       F-5
   The accompanying notes are an integral part of these financial statements.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.     Business and Organization of the Company

       Castelle (The "Company") designs, develops, markets and supports server appliances providing office messaging solutions and other shared services. The Company's current products are focused on two areas: fax messaging products, including a range of software enhancements, and print servers. The Company's products consist of FaxPress, an integrated hardware/software network faxing solution; InfoPress, an enterprise-level fax-on-demand software product and LANpress print servers. The Company distributes its products primarily through a two-tier, domestic and international distribution network, with its distributors selling Castelle's products to value-added resellers, system integrators, e-commerce retailers and other resellers in the United States, Europe and the Pacific Rim. The Company also has relationships with selected original equipment manufactures and sells software enhancements and upgrades directly to end-users.

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

       Certain risks and concentrations
       Ongoing customer credit evaluations are performed by the Company, and collateral is not required. The Company maintains allowances for potential returns and credit losses, and such returns and losses have generally been within management's expectations. Three customers accounted for 42% of accounts receivable at December 31, 1999 and three customers accounted for 60% of accounts receivable at December 31, 1998.

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

       Property and equipment
       Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Amortization of leasehold improvements is provided on a straight-line basis over the life of the related asset or the lease term, if shorter. Gains and losses upon asset disposal are recognized in the year of disposition.

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

       Advertising costs
       Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $889,100, $1,963,000 and $2,471,000 in 1999, 1998 and 1997, respectively.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       Foreign currency translation
       The functional currency of the Company's foreign subsidiary is the U.S. dollar. Foreign currency translation gains and losses, which have not been material, are reported in the statement of operations.

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

       Restructuring
       In  September  1997,  the  Company  announced  and began to  implement  a restructuring plan. The Company recorded a $1,150,000 restructuring charge to account for the estimated costs of implementing and completing the restructuring plan. Such charge was in addition to the write-off of the Ibex goodwill and related intangibles as discussed in Note 3. These costs consist of $402,000 to exit from certain lines of business, $343,000 for employee termination costs and to exit from various leases in connection with the relocation of the Company's European office, $340,000 for estimated employee termination costs associated with reductions in the workforce, and $65,000 for other estimated restructuring costs. As of December 31, 1999, the Company had completed most of its restructuring plan with actual payments made of $1,131,000. The remaining balance of $19,000 will be used to complete the payment on vacated leases.

       In 1999, the Company also recognized a restructuring charge of $402,000 for expenses associated with the Company's exit from the ObjectFax NT product line, including the disposition of excess inventory and assets of $213,000, reductions in personnel of $43,000, the write-off of excess office space of $63,000 and other costs of $83,000. As of December 31, 1999, the Company had made actual payments of $295,000.

       Comprehensive income
       Castelle has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, therefore, no separate statement of comprehensive income has been presented.

       Segment information
       The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 31, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting and introduces requirements for interim reporting of segment information. The Company has determined that it uses one measurement of profitability of its business for internal reporting. The Company's international operations in 1999, 1998 and 1997 are analyzed in Note 11.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       New accounting pronouncements
       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Changes in fair value shall be recognized currently in earnings. Management believes the impact of SFAS No. 133 will not have a material on the financial position or results of operations of the Company. The Company will adopt SFAS No. 133 as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" for its third quarterly filing of fiscal 2000.

       In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 100 "Restructuring and Impairment Charges." The SAB discusses the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. Management believes the impact of SAB 100 will not have a material impact on the financial position or results of operations of the Company.

       On December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes the impact of SAB 101 will not have a material impact on the financial position or results of operations of the Company.

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

       In April 1998, the Company completed its acquisition of the Object-Fax NT product line, a facsimile software application designed for LAN's, WAN's and Internet-based networks, from Tolvusamskipti HF, an Icelandic corporation. The acquisition has been accounted for as a purchase, valued at approximately $1.4 million, included the exchange of $300,000 in cash, 100,000 shares of Castelle common stock, and the right to receive either additional cash or the number of shares of Castelle common stock on the date six months after the acquisition necessary to make the fair market value of the common stock and additional cash received in the transaction not less than $500,000. Since the value of the Castelle common stock received in the transaction was less than $500,000 on the date six months after the acquisition, an additional 339,560 shares of Castelle common stock were issued to Tolvusamskepti HF on April 9, 1999. In connection with the acquisition, Castelle also entered into asset acquisition agreements with Traffic USA, Inc. and Traffic Software USA, Inc. in which Castelle acquired fixed assets and intellectual property rights associated with the marketing, sales, distribution and support of the Object-Fax NT software. In exchange for these assets, Castelle paid $135,000 and agreed to pay a royalty on sales of the Object-Fax NT software, not to exceed $75,000 or to be paid beyond 24 months after the Acquisition. Additionally, Castelle entered into consulting and non-competition agreements with key employees of Traffic USA, Inc. and Traffic Software USA, Inc. A portion of the purchase price was allocated to in-process research and development, and, accordingly, the Company recorded a one-time charge against earnings in 1998 of $1.1 million. The amount of the purchase price allocated to in-process research and development related to products for which technological feasibility had not been established and for which there was no alternative future use. Further, the Company recorded intangible assets of $160,000, which were amortized over 12 months.

       In 1999, the Company decided to discontinue the Object-FAX NT product line and recorded a restructuring reserve of $402,000.


5.     Balance Sheet Detail (in thousands)

       Inventories:

                                                                                  December 31,
                                                                        ..................................
                                                                             1999              1998
                                                                        ----------------  ----------------

              Raw material                                                      $  136          $  1,282
              Work in process                                                      300               130
              Finished goods                                                       975             2,327
                                                                        ----------------  ----------------

                                                                              $  1,411          $  3,739
                                                                        ================  ================

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       Property and equipment:

                                                                                  December 31,
                                                                        ..................................
                                                                             1999              1998
                                                                        ----------------  ----------------

              Production, test and demonstration equipment                     $   281           $   495
              Computer equipment                                                 1,099             1,078
              Office equipment                                                      67                88
              Leasehold improvements                                               118               107
                                                                        ----------------  ----------------
                                                                                 1,565             1,768
              Less accumulated depreciation and amortization                    (1,178)           (1,102)
                                                                        ----------------  ----------------

                                                                               $   387           $   666
                                                                        ================  ================


The Company recorded depreciation and amortization related to property and equipment of $382,000 in 1999, $491,000 in 1998 and $340,000 in 1997

       Accrued liabilities:

                                                                                  December 31,
                                                                        ..................................
                                                                             1999              1998
                                                                        ----------------  ----------------

              Accrued compensation                                              $  990          $  1,093
              Accrued sales and marketing                                          368               499
              Accrued professional fees                                            404                95
              Deferred revenue                                                     451               321
              Accrued acquisition costs                                              0               125
              Accrued taxes                                                        225               217
              Other                                                                610               365
                                                                        ----------------  ----------------

                                                                              $  3,048          $  2,715
                                                                        ================  ================



6.     Commitments

       The Company leases facilities under noncancelable operating leases expiring through 2001. The Company is responsible for certain maintenance costs, taxes and insurance under the leases. Future minimum payments under noncancelable operating leases are as follows (in thousands):

              2000                                                            $   381
              2001                                                                 22
              2002                                                                  7
                                                                        ---------------
                                                                              $   410
                                                                        ---------------

       Rent expense, including the facility lease and equipment rental, was $466,000, $584,000, and $332,000 for 1999, 1998 and 1997, respectively.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

7.     Bank Borrowings

       The Company has a $3.0 million secured revolving line of credit with a bank, which expires in March 2000, pursuant to which the Company may borrow 100% against pledges of cash at the bank's prime rate (8.50% at December 31, 1999). Borrowings under this line of credit agreement are collateralized by all of the assets of the Company. Under the terms of the loan agreement, the Company is restricted from loaning money or assets or entering into any mergers or acquisitions where the total consideration exceeds $15,000,000, without the bank's consent. The Company was in compliance with the terms of the agreement, and at December 31, 1999 had no borrowings under the line of credit.


8.     Long-Term Debt

       In December 1997, the Company entered into a loan and security agreement with a finance company for an amount of $288,000. The amounts borrowed are subject to interest of 10.11%, are repayable by December 2000, and are partially collateralized by a certificate of deposit of $125,000, which is included as restricted cash on the accompanying balance sheet.

       At December 31, 1999, future minimum payments are $98,000, due in the year 2000.

9.     Common Stock

       In connection with the sale of common stock to two executives (152,815 shares at $0.20 per share in October 1994 and 52,500 shares at $5.00 per share in April 1995), the Company had the right to repurchase the shares at cost in the event of termination of service. These rights lapsed ratably through 1999. During 1999, the Company repurchased 52,500 shares from the executives at $5.00 per share.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------
       Non-Employee Directors' Stock Option Plan
       In November 1995, the Company's Board of Directors adopted the 1995 Non-Employee Directors' Stock Option Plan ("Directors Plan"). As of December 31, 1999, 120,000 shares of the Company's common stock have been reserved for issuance under the Directors Plan and activity under the Plan is as follows (in thousands):

                                                                               Outstanding Options
                                                            ..........................................................
                                                                                                           Weighted
                                                                                                           Average
                                              Available        Number        Exercise                      Exercise
                                              for Grant      of Shares        Price          Total          Price
                                             -------------  ------------- --------------- -------------  -------------

      Balances, January 1, 1997                      113              7       $8.00               $56       $8.00
      Options granted                                 (6)             6       $6.12               $37       $6.12
      Options cancelled                                3             (3)   $6.12-$8.00           ($19)      $7.00
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1997                    110             10    $6.12-$8.00            $74       $7.20
      Options granted                                (11)            11   $2.37 - $2.38            26       $2.38
      Options cancelled                                -              -
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1998                     99             21   $2.37 - $8.00          $100       $4.69
      Options granted                                (26)            26   $0.34 - $0.56           $10       $0.39
      Options cancelled                                8             (8)  $0.56 - $8.00          ($24)      $3.00
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1999                     81             39    $0.34-$8.00         $   86       $2.20
                                             =============  =============                 =============  =============

       At December 31, 1999 and 1998, 24,000 and 14,000 options, respectively, were exercisable at an aggregate exercise price of $79,000 and $79,000, respectively.

       1988 Incentive Stock Plan
       Under the 1988 Incentive Stock Plan ("1988 Plan"), the Board of Directors may grant either the right to purchase shares or options to purchase shares of the Company's common stock at prices not less than the fair market value at the date of grant for incentive stock options and 85% of the fair market value for non-qualified options and purchase rights. Options granted under the 1988 Plan generally become exercisable, and the Company's right to repurchase shares issued and sold pursuant to stock purchase rights lapses, at a rate of one-quarter of the shares under option or purchased under stock purchase rights at the end of the first year and thereafter ratably over the next three years and generally expire seven years from the date of grant. As of December 31, 1999, there were no stock purchase rights outstanding, and no shares purchased pursuant to stock purchase rights were subject to repurchase by the Company.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       Option activity under the 1988 Plan was as follows (in thousands):

                                                                               Outstanding Options
                                                            ..........................................................
                                                                                                           Weighted
                                                                                                           Average
                                              Available        Number        Exercise                      Exercise
                                              for Grant      of Shares        Price          Total          Price
                                             -------------  ------------- --------------- -------------  -------------

      Balances, January 1, 1997                      290            387    $0.20-$7.75       $  1,496       $3.87
      Authorized                                     982
      Options granted                             (1,184)         1,184    $4.50-$5.75          5,476       $4.62
      Options cancelled                              112           (112)   $0.20-$6.88           (567)      $5.09
      Options exercised                                -            (70)   $0.20-$5.00           (112)      $1.59
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1997                    200          1,389    $0.20-$7.75       $  6,293       $4.53
      Options granted                             (1,466)         1,466    $1.00-$3.50          2,426       $1.65
      Options cancelled                            1,448         (1,448)   $0.20-$7.75         (6,494)      $4.47
      Options exercised                                 -           (40)   $0.20-$1.55            (12)      $0.29
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1998                    182          1,367    $0.20-$7.75       $  2,210       $1.63
      Options granted                               (657)           657    $0.88-$1.03            604       $0.92
      Options cancelled                              698           (698)   $0.20-$6.88         (1,094)      $1.57
      Options exercised                                 -           (17)   $0.20-$1.56            (11)      $0.65
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1999                    223          1,309    $0.20-$1.56         $ 1,710      $1.13
                                             =============  =============                 =============  =============

       At December 31, 1999 and 1998, 644,000 and 508,000 options outstanding, respectively, were exercisable at an aggregate exercise price of $761,000 and $1,023,000, respectively.

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

       In addition to the Plan, Castelle granted options to purchase common stock to consultants under special arrangements. These options were valued consistent with the provisions of SFAS No. 123 and as a result, a compensation expense of $52,000 was recognized in 1998 and $53,000 in 1999. These options have an exercise price ranging from $1.56 to $1.63 in 1998 and $0.94 to $1.63 in 1999. There were 152,000 and 160,000 of these options outstanding at December 31, 1998 and 1999 respectively, of which 27,000 were exercisable at an aggregate exercise price of $44,000 in 1998 and 77,000 were exercisable at an aggregate exercise price of $117,000 in 1999.

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

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       Had compensation cost for these Plans been determined based on the fair value at the grant date for awards since January 1, 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                      1999              1998              1997
                                                                 ---------------   ----------------  ----------------

       Net income - as reported                                      $  (3,555)         $  (7,534)        $  (6,895)
       Net income - pro forma                                           (3,834)            (8,690)           (8,093)
       Net income per share - basic - as reported                        (0.78)             (1.67)            (1.54)
       Net income per share - basic - pro forma                          (0.84)             (1.93)            (1.81)
       Net income per share - diluted - as reported                      (0.78)             (1.67)            (1.54)
       Net income per share - diluted - pro forma                        (0.84)             (1.93)            (1.81)


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 1999, 1998 and 1997:

                                                                      1999              1998              1997
                                                                 ---------------   ----------------  ----------------

       Risk-free interest rate                                    5.08%-5.98%            5.20%       4.88%-5.30%
       Expected life                                               5.62 years         4.4 years         5.6 years
       Expected dividends                                              -                  -                 -
       Volatility                                                     143%               79%              100%


       The weighted average fair value of options granted in 1999, 1998 and 1997 was $0.85, $1.05 and $3.78 per share, respectively.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       The options outstanding and currently exercisable by exercise price at December 31, 1999 are as follows (in thousands, except years and per share data):

                                    Options Outstanding                                 Options Exercisable
             ...................................................................  .................................
                                                   Weighted
                                                   Average         Weighted                           Weighted
                Range of                          Remaining         Average                            Average
                Exercise          Number         Contractual       Exercise           Number          Exercise
                 Prices         Outstanding          Life            Price          Exercisable         Price
             ---------------- ----------------  --------------- ----------------  ---------------- ----------------

               $0.00-$0.20                18         1.3             $0.20                    18        $0.20
               $0.21-$0.50                20         9.3             $0.34                     7        $0.34
               $0.51-$0.75                 2         8.6             $0.56                     1        $0.56
               $0.76-$1.00               793         6.0             $0.93                   337        $0.92
               $1.01-$1.50               117         6.2             $1.16                    26        $1.25
               $1.51-$2.00               541         5.3             $1.56                   339        $1.57
               $2.01-$3.00                 9         6.4             $2.37                     8        $2.37
               $3.01-$8.00                 8         0.4             $7.06                     8        $7.06
                              ----------------                                    ----------------

                                       1,508         5.8            $1.2002                  744       $1.2855
                              ================                                    ================


       Warrants
       The Company has outstanding fully exercisable warrants at December 31, 1999 as follows (in thousands except per share data):

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

       The warrant holders have certain demand and registration rights as specified in the warrant agreement. No warrants were exercised during 1999, 1998 and 1997.

       Notes receivable
       At December 31, 1998, the Company held notes receivable of $274,000, which bear interest between 6.3% and 7.05% per annum, from two executive officers, issued in connection with the purchase of common stock under restricted stock purchase agreements. In 1999, the Company repurchased 52,500 shares of the Company's common stock from the executive officers upon their termination of service and cancelled the notes receivable of $263,000 with the remaining balance paid in cash.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

9.     Income Taxes

       The Company's provision for (benefit from) income taxes consists of the following (in thousands):

                                                                            Year Ended December 31,
                                                              ....................................................
                                                                   1999              1998              1997
                                                              ----------------  ----------------  ----------------
              Current:
                 Federal                                             $     -           $     -           $     -
                 State                                                     4                 -                 -
                 Foreign                                                   -                 1                 -
                                                              ----------------  ----------------  ----------------
                                                                           4                 1                 -
                                                              ----------------  ----------------  ----------------
              Deferred:
                 Federal                                             $     -             3,495              (732)
                 State                                                     -               469                 -
                                                              ----------------  ----------------  ----------------
                                                                           -             3,964              (732)
                                                              ----------------  ----------------  ----------------

                                                                     $     4          $  3,965          $   (732)
                                                              ================  ================  ================


       The  Company's  tax  provision   (benefit)  differs  from  the  provision
       (benefit) computed using statutory income tax rates as follows (in thousands):

                                                                     1999              1998              1997
                                                                ----------------  ----------------  ----------------

           Federal tax (benefit) at statutory rate                    $ (1,135)         $   (754)        $  (2,975)
           Permanent difference due to
               Non-deductible expenses                                      19                21             1,586
           State taxes (benefit), net of federal benefit                   (98)             (173)              (91)
           Change in valuation allowance                                 1,332             5,001               834
           General business credits                                       (114)             (131)              (86)
           Other                                                             -                 1                 -
                                                                ----------------  ----------------  ----------------

                                                                        $    4          $  3,965          $   (732)
                                                                ================  ================  ================

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

       The components of the net deferred tax assets are as follows (in thousands):

                                                                                     December 31,
                                                                          ...................................
                                                                               1999               1998
                                                                          ----------------  -----------------

               Inventory allowances and adjustments                              $   190            $   243
               Accounts receivable allowances                                        105                287
               Other liabilities and allowances                                      788              1,097
               Net operating loss carryforwards                                    4,987              3,127
               Tax credit carryforwards                                              796                785
               Depreciation and amortization                                         706                296
               Valuation allowance                                                (7,572)            (5,835)
                                                                          ----------------  -----------------

                    Total net deferred tax assets                                $     -            $     -
                                                                          ================  =================

       Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax asset balance.

       At December 31, 1999, the Company had net operating loss carryforwards of approximately $13,900,000 and $4,300,000 available to offset future federal and California taxable income, respectively. These loss carryforwards expire from 2003 through 2019.

       For federal and state income tax purposes, a portion of the Company's net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

       The Company's loss before provision for income taxes is substantially all from domestic operations.

10.    Retirement Plan

       The Company has a voluntary 401(k) plan covering substantially all employees. The plan provides for employer contributions at the discretion of the Board of Directors. In 1999, 1998 and 1997, the Company made no contributions to the plan.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------


11.    Major Customers and Segment Information

       Revenues by geographic area are determined by the location of the end user and are summarized as follows (in thousands):

                                                                             Years Ended December 31,
                                                                ...................................................
                                                                     1999              1998              1997
                                                                ----------------  ----------------  ---------------

             North America                                           $  11,199         $  13,442        $  13,443
             Europe                                                      1,605             2,148            3,000
             Pacific Rim                                                 3,312             6,156            8,900
                                                                ----------------  ----------------  ---------------

                                                                     $  16,116         $  21,746        $  25,343
                                                                ================  ================  ===============


       Customers that individually accounted for greater than 10% of net sales are as follows (in thousands):

                                                            Years Ended December 31,
                          ..............................................................................................
                                      1999                             1998                            1997
           Customer          Amount        Percentage         Amount        Percentage         Amount       Percentage
       -----------------  -------------- ---------------  --------------- ---------------  --------------- -------------

              A               $  2,948        18%              $  5,596        26%              $  8,147       32%
              B                  1,998        12%                 3,752        17%                 3,629       14%
              C                      -         -%                     -         -%                 2,604       10%


Castelle and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
--------------------------------------------------------------------------------

12.    Computation of Net Loss per Share

       Basic and diluted earnings per share are calculated as follows for 1999, 1998 and 1997 (in thousands except per share amounts):

                                                                      1999              1998              1997
                                                                 ---------------   ----------------  ----------------
       Basic:
          Weighted average shares                                        4,579              4,507             4,470
                                                                 ===============   ================  ================

          Net loss                                                   $  (3,555)         $  (7,534)        $  (6,895)
                                                                 ===============   ================  ================

          Net loss per share                                         $   (0.78)         $   (1.67)        $   (1.54)
                                                                 ===============   ================  ================

       Diluted:
          Weighted average shares                                        4,579              4,507             4,470
          Common equivalent shares from stock options                        -                  -                 -
                                                                 ---------------   ----------------  ----------------

          Shares used in per share calculation                           4,579              4,507             4,470
                                                                 ===============   ================  ================

          Net loss                                                   $  (3,555)         $  (7,534)        $  (6,895)
                                                                 ===============   ================  ================

          Net loss per share                                         $   (0.78)         $   (1.67)        $   (1.54)
                                                                 ===============   ================  ================

       The calculation of diluted shares outstanding for 1999, 1998 and 1997 excludes 1,508,000, 1,540,000 and 1,399,000 stock options, respectively, as their effect was antidilutive in the period.

       Report of Independent Accountants on Financial Statement Schedules





To the Board of Directors of Castelle:

Our audits of the consolidated financial statements of Castelle and subsidiaries referred to in our report dated February 4, 2000 appearing on page F-1 of this Form 10-K also included an audit of the financial statement schedules listed in
Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.









San Jose, California
February 4, 2000

Castelle and Subsidiaries                                           Schedule II
Valuation and Qualifying Accounts
(in thousands)

-------------------------------------------------------------------------------------------------------------------

                                                        F-22
                                                                            Additional
                                                          Balance at        Charged to                          Balance at
                                                           Beginning         Costs and                            End of
                                                           of Period         Expenses         Deductions          Period
                                                        ----------------  ----------------  ----------------  ----------------

Year Ended December 31, 1997:
Deducted from asset accounts:
    Allowance for doubtful accounts                            $   467           $   107           $    84           $   490
    Allowance for excess and obsolete inventory                $   807           $   301           $   713           $   395

Year Ended December 31, 1998:
Deducted from asset accounts:
    Allowance for doubtful accounts                            $   490           $   257           $    27           $   720
    Allowance for excess and obsolete inventory                $   395           $   418           $    22           $   791

Year Ended December 31, 1999:
Deducted from asset accounts:
    Allowance for doubtful accounts                            $   720           $     -           $   227           $   493
    Allowance for excess and obsolete inventory                $   791           $ 1,579           $ 1,911           $   459

                                                                     Exhibit 3.2


                           AMENDED AND RESTATED BYLAWS

                                       OF

                                    CASTELLE

                           (A CALIFORNIA CORPORATION)

                        As amended through April 14, 1999

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

Section 17.       Inspectors Of Election..........................................................................7

Article IV        Board Of Directors..............................................................................8

Section 18.       Powers..........................................................................................8

Section 19.       Number Of Directors.............................................................................8

Section 20.       Election Of Directors, Term, Qualifications.....................................................8

Section 21.       Resignations....................................................................................8

Section 22.       Removal.........................................................................................9

Section 23.       Vacancies.......................................................................................9

Section 24.       Regular Meetings................................................................................9

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


                                                   TABLE OF CONTENTS
                                                      (CONTINUED)
                                                                                                               PAGE

Section 27.       Notice Of Meetings.............................................................................10

Section 28.       Place Of Meetings..............................................................................10

Section 29.       Action By Written Consent Without A Meeting....................................................10

Section 30.       Quorum And Transaction Of Business.............................................................10

Section 31.       Adjournment....................................................................................10

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

Section 35.       Officers.......................................................................................12

Section 36.       Appointment....................................................................................12

Section 37.       Inability To Act...............................................................................12

Section 38.       Resignations...................................................................................12

Section 39.       Removal........................................................................................12

Section 40.       Vacancies......................................................................................12

Section 41.       Chairman Of The Board..........................................................................12

Section 42.       President......................................................................................13

Section 43.       Vice Presidents................................................................................13

Section 44.       Secretary......................................................................................13

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

Section 46.       Compensation...................................................................................15

Article VI        Contracts, Loans, Bank Accounts, Checks And Drafts.............................................15

Section 47.       Execution Of Contracts And Other Instruments...................................................15

Section 48.       Loans..........................................................................................15

Section 49.       Bank Accounts..................................................................................15

Section 50.       Checks, Drafts, Etc............................................................................15

Article VII       Certificates For Shares And Their Transfer.....................................................16

Section 51.       Certificate For Shares.........................................................................16

Section 52.       Transfer On The Books..........................................................................16

Section 53.       Lost, Destroyed And Stolen Certificates........................................................16

                               TABLE OF CONTENTS
                                   (CONTINUED)
                                                                                                               PAGE

Section 54.       Issuance, Transfer And Registration Of Shares..................................................17

Article VIII      Inspection Of Corporate Records................................................................17

Section 55.       Inspection By Directors........................................................................17

Section 56.       Inspection By Shareholders.....................................................................17

Section 57.       Written Form...................................................................................18

Article IX        Miscellaneous..................................................................................18

Section 58.       Fiscal Year....................................................................................18

Section 59.       Annual Report..................................................................................18

Section 60.       Record Date....................................................................................18

Section 61.       Bylaw Amendments...............................................................................19

Section 62.       Construction And Definition....................................................................19

Article X         Indemnification................................................................................19

Section 63.       Indemnification Of Directors, Officers, Employees And Other Agents.............................19

Article XI        Loans Of Officers And Others...................................................................23

Section 64.       Certain Corporate Loans And Guaranties.........................................................23

                                      iii

                           AMENDED AND RESTATED BYLAWS

                                       OF

                                    CASTELLE

                           (A CALIFORNIA CORPORATION)

                      As amended through April 14, 1999

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

                                   ARTICLE III
                    Shareholders' Meetings And Voting Rights

Section 4. Place Of Meetings. Meetings of shareholders shall be held at the principal executive office of the corporation, or at any other place, within or outside the State of California, which may be fixed either by the Board of Directors or by the written consent of all persons entitled to vote at such meeting, given either before or after the meeting and filed with the Secretary of the Corporation.

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

     (b) Upon written request to the Chairman of the Board of Directors, the President, any vice president or the Secretary of the corporation by any person or persons (other than the Board of Directors) entitled to call a special meeting of the shareholders, such officer forthwith shall cause notice to be given to the shareholders entitled to vote, that a meeting will be held at a time requested by the person or persons calling the meeting, such time to be not less than thirty-five (35) nor more than sixty (60) days after receipt of such request. If such notice is not given within twenty (20) days after receipt of such request, the person or persons calling the meeting may give notice thereof in the manner provided by law or in these bylaws. Nothing contained in this
Section 7 shall be construed as limiting, fixing or affecting the time or date when a meeting of shareholders called by action of the Board of Directors may be held.

Section 8. Notice Of Meetings. Except as otherwise may be required by law and subject to subsection 7(b) above, written notice of each meeting of shareholders shall be given to each shareholder entitled to vote at that meeting (see Section 15 below), by the Secretary, assistant secretary or other person charged with that duty, not less than ten (10) (or, if sent by third-class mail, thirty (30)) nor more than sixty (60) days before such meeting.

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

         At a special meeting, notice of which has been given in accordance with this Section, action may not be taken with respect to business, the general nature of which has not been stated in such notice. At an annual meeting, action may be taken with respect to business stated in the notice of such meeting, given in accordance with this Section, and, subject to subsection 8(d) above, with respect to any other business as may properly come before the meeting.

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

Section 10. Quorum And Transaction Of Business.

     (a) At any meeting of the shareholders, a majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum. If a quorum is present, the affirmative vote of the majority of shares represented at the meeting and entitled to vote on any matter shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by law or by the Articles of Incorporation, and except as provided in subsection (b) below.

     (b) The shareholders present at a duly called or held meeting of the shareholders at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, provided that any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

     (c) In the absence of a quorum, no business other than adjournment may be transacted, except as described in subsection (b) above.

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

         In the event any meeting is adjourned, it shall not be necessary to give notice of the time and place of such adjourned meeting pursuant to Sections 8 and 9 of these bylaws; provided that if any of the following three events occur, such notice must be given:

     (a) announcement of the adjourned meeting's time and place is not made at the original meeting which it continues or

     (b) such meeting is adjourned for more than forty-five (45) days from the date set for the original meeting or

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

     (d) A person's attendance at a meeting shall constitute waiver of notice of and presence at such meeting, except when such person objects at the beginning of the meeting to transaction of any business because the meeting is not lawfully called or convened and except that attendance at a meeting is not a waiver of any right to object to the consideration of matters which are required by law or these bylaws to be in such notice (including those matters described in subsection (d) of Section 8 of these bylaws), but are not so included if such person expressly objects to consideration of such matter or matters at any time during the meeting.

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

         If the consents of all shareholders entitled to vote have not been solicited in writing, and if the unanimous written consent of all such shareholders shall not have been received, the Secretary shall give prompt notice of any corporate action approved by the shareholders without a meeting to those shareholders entitled to vote on such matters who have not consented thereto in writing. This notice shall be given in the manner specified in
Section 9 of these bylaws. In the case of approval of (i) a transaction within the provisions of California Corporations Code, Section 310 (relating to certain transactions in which a director has an interest), (ii) a transaction within the provisions of California Corporations Code, Section 317 (relating to indemnification of agents of the corporation), (iii) a transaction within the provisions of California Corporations Code, Sections 181 and 1201 (relating to reorganization), and (iv) a plan of distribution within the provisions of California Corporations Code, Section 2007 (relating to certain plans providing for distribution not in accordance with the liquidation rights of preferred shares, if any), the notice shall be given at least ten (10) days before the consummation of any action authorized by that approval.

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


                                   ARTICLE IV
                               Board Of Directors

Section 18. Powers. Subject to the provisions of law or any limitations in the Articles of Incorporation or these bylaws, as to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised, by or under the direction of the Board of Directors. The Board of Directors may delegate the management of the day-to-day operation of the business of the corporation to a management company or other person, provided that the business and affairs of the corporation shall be managed and all corporate powers shall be exercised under the ultimate direction of the Board of Directors.

Section 19. Number Of Directors. The authorized number of directors of the corporation shall be not less than a minimum of four (4) nor more than a maximum of seven (7) (which maximum number in no case shall be greater than two times said minimum, minus one) and the number of directors presently authorized is four (4). The exact number of directors shall be set within these limits from time to time (a) by approval of the Board of Directors, or (b) by the affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) or by the written consent of shareholders pursuant to Section 13 hereinabove.

         Any amendment of these bylaws changing the maximum or minimum number of directors may be adopted only by the affirmative vote of a majority of the outstanding shares entitled to vote; provided, an amendment reducing the minimum number of directors to less than five (5), cannot be adopted if votes cast against its adoption at a meeting or the shares not consenting to it in the case of action by written consent are equal to more than 16-2/3 % percent of the outstanding shares entitled to vote.

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

         If, after the filling of any vacancy by the directors, the directors then in office who have been elected by the shareholders constitute less than a majority of the directors then in office, any holder or holders of an aggregate of five percent (5%) or more of the shares outstanding at that time and having the right to vote for such directors may call a special meeting of shareholders to be held to elect the entire Board of Directors. The term of office of any director shall terminate upon such election of a successor.

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

Section 42. President. Subject to such powers, if any, as may be given by the Board of Directors to the Chairman of the Board, if there be such an officer, the President shall be the general manager and chief executive officer of the corporation and shall have general supervision, direction, and control over the business and affairs of the corporation, subject to the control of the Board of Directors. The President may sign and execute, in the name of the corporation, any instrument authorized by the Board of Directors, except when the signing and execution thereof shall have been expressly delegated by the Board of Directors or by these bylaws to some other officer or agent of the corporation. The President shall have all the general powers and duties of management usually vested in the president of a corporation, and shall have such other powers and duties as may be prescribed from time to time by the Board of Directors or these bylaws. The President shall have discretion to prescribe the duties of other officers and employees of the corporation in a manner not inconsistent with the provisions of these bylaws and the directions of the Board of Directors.

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

     (b) Keep, or cause to be kept, at the principal executive office of the corporation, or at the office of its transfer agent or registrar, if any, a record of the corporation's shareholders, showing the names and addresses of all shareholders, and the number and classes of shares held by each. Such records shall be kept in written form or any other form capable of being converted into written form.

     (c) Keep, or cause to be kept, at the principal executive office of the corporation, or if the principal executive office is not in California, at its principal business office in California, an original or copy of these bylaws, as amended.
                                       13.

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

Section 48. Loans. No loans shall be contracted on behalf of the corporation and no negotiable paper shall be issued in its name, unless and except as authorized by the Board of Directors or its duly appointed and authorized committee. When so authorized by the Board of Directors or such committee, any officer or agent of the corporation may effect loans and advances at any time for the corporation from any bank, trust company, or other institution, or from any firm, corporation or individual, and for such loans and advances may make, execute and deliver promissory notes, bonds or other evidences of indebtedness of the corporation and, when authorized as aforesaid, may mortgage, pledge, hypothecate or transfer any and all stocks, securities and other property, real or personal, at any time held by the corporation, and to that end endorse, assign and deliver the same as security for the payment of any and all loans, advances, indebtedness, and liabilities of the corporation. Such authorization may be general or confined to specific instances.

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

Section 50. Checks, Drafts, Etc. All checks, drafts or other orders for the payment of money, notes, acceptances or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, agent or agents, of the corporation, and in such manner, as shall be determined from time to time by resolution of the Board of Directors or its duly appointed and authorized committee. Endorsements for deposit to the credit of the corporation in any of its duly authorized depositaries may be made, without countersignature, by the President or any vice president or the Chief Financial Officer or any assistant financial officer or by any other officer or agent of the corporation to whom the Board of Directors or its duly appointed and authorized committee, by resolution, shall have delegated such power or by handstamped impression in the name of the corporation.

                                   ARTICLE VII
                   Certificates For Shares And Their Transfer

Section 51. Certificate For Shares. Every holder of shares in the corporation shall be entitled to have a certificate signed in the name of the corporation by the Chairman or Vice Chairman of the Board or the President or a Vice President and by the Chief Financial Officer or an assistant financial officer or by the Secretary or an assistant secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such person were an officer, transfer agent or registrar at the date of issue.

         In the event that the corporation shall issue any shares as only partly paid, the certificate issued to represent such partly paid shares shall have stated thereon the total consideration to be paid for such shares and the amount paid thereon.

Section 52. Transfer On The Books. Upon surrender to the Secretary or transfer agent (if any) of the corporation of a certificate for shares of the corporation duly endorsed, with reasonable assurance that the endorsement is genuine and effective, or accompanied by proper evidence of succession, assignment or authority to transfer and upon compliance with applicable federal and state securities laws and if the corporation has no statutory duty to inquire into adverse claims or has discharged any such duty and if any applicable law relating to the collection of taxes has been complied with, it shall be the duty of the corporation, by its Secretary or transfer agent, to cancel the old certificate, to issue a new certificate to the person entitled thereto and to record the transaction on the books of the corporation.

Section 53. Lost, Destroyed And Stolen Certificates. The holder of any certificate for shares of the corporation alleged to have been lost, destroyed or stolen shall notify the corporation by making a written affidavit or affirmation of such fact. Upon receipt of said affidavit or affirmation the Board of Directors, or its duly appointed and authorized committee or any officer or officers authorized by the Board so to do, may order the issuance of a new certificate for shares in the place of any certificate previously issued by the corporation and which is alleged to have been lost, destroyed or stolen. However, the Board of Directors or such authorized committee, officer or officers may require the owner of the allegedly lost, destroyed or stolen certificate, or such owner's legal representative, to give the corporation a bond or other adequate security sufficient to indemnify the corporation and its transfer agent and/or registrar, if any, against any claim that may be made against it or them on account of such allegedly lost, destroyed or stolen certificate or the replacement thereof. Said bond or other security shall be in such amount, on such terms and conditions and, in the case of a bond, with such surety or sureties as may be acceptable to the Board of Directors or to its duly appointed and authorized committee or any officer or officers authorized by the Board of Directors to determine the sufficiency thereof. The requirement of a bond or other security may be waived in particular cases at the discretion of the Board of Directors or its duly appointed and authorized committee or any officer or officers authorized by the Board of Directors so to do.

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

                                  ARTICLE VIII
                         Inspection Of Corporate Records

Section 55. Inspection By Directors. Every director shall have the absolute right at any reasonable time to inspect and copy all books, records, and documents of every kind of the corporation and any of its subsidiaries and to inspect the physical properties of the corporation and any of its subsidiaries. Such inspection may be made by the director in person or by agent or attorney, and the right of inspection includes the right to copy and make extracts.

Section 56. Inspection By Shareholders.

     (a) Inspection Of Corporate Records.

     (1) A shareholder or shareholders holding at least five (5%) percent in the aggregate of the outstanding voting shares of the corporation or who hold at least one percent of such voting shares and have filed a Schedule 14B with the United States Securities and Exchange Commission relating to the election of directors of the corporation shall have an absolute right to do either or both of the following:

         (i) Inspect and copy the record of shareholders' names and addresses and shareholdings during usual business hours upon five (5) business days' prior written demand upon the corporation; or

         (ii) Obtain from the transfer agent, if any, for the corporation, upon five business days' prior written demand and upon the tender of its usual charges for such a list (the amount of which charges shall be stated to the shareholder by the transfer agent upon request), a list of the shareholders' names and addresses who are entitled to vote for the election of directors and their shareholdings, as of the most recent record date for which it has been compiled or as of a date specified by the shareholder subsequent to the date of demand.

     (2) The record of shareholders shall also be open to inspection and copying by any shareholder or holder of a voting trust certificate at any time during usual business hours upon written demand on the corporation, for a purpose reasonably related to such holder's interest as a shareholder or holder of a voting trust certificate.

     (3) The accounting books and records and minutes of proceedings of the shareholders and the Board of Directors and of any committees of the Board of Directors of the corporation and of each of its subsidiaries shall be open to inspection, copying and making extracts upon written demand on the corporation of any shareholder or holder of a voting trust certificate at any reasonable time during usual business hours, for a purpose reasonably related to such holder's interests as a shareholder or as a holder of such voting trust certificate.

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

Section 59. Annual Report. Subject to the provisions of Section 59(b) below, the Board of Directors shall cause an annual report to be sent to each shareholder of the corporation in the manner provided in Section 9 of these bylaws not later than one hundred twenty (120) days after the close of the corporation's fiscal year. Such report shall include a balance sheet as of the end of such fiscal year and an income statement and statement of changes in financial position for such fiscal year, accompanied by any report thereon of independent accountants or, if there is no such report, the certificate of an authorized officer of the corporation that such statements were prepared without audit from the books and records of the corporation. When there are more than 100 shareholders of record of the corporation's shares, as determined by Section 605 of the California Corporations Code, additional information as required by Section 1501(b) of the California Corporations Code shall also be contained in such report, provided that if the corporation has a class of securities registered under Section 12 of the United States Securities Exchange Act of 1934, that Act shall take precedence. Such report shall be sent to shareholders at least fifteen (15) (or, if sent by third-class mail, thirty-five (35)) days prior to the next annual meeting of shareholders after the end of the fiscal year to which it relates.

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

         Only shareholders of record at the close of business on the record date shall be entitled to notice and to vote or to receive the dividend, distribution or allotment of rights or to exercise the rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date, except as otherwise provided in the Articles of Incorporation, by agreement or by law.

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

     (c) Determination By The Corporation. Promptly after receipt of a request for indemnification hereunder (and in any event within 90 days thereof) a reasonable, good faith determination as to whether indemnification of the director or executive officer is proper under the circumstances because such director or executive officer has met the applicable standard of care shall be made by:

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

     (f) Enforcement. Without the necessity of entering into an express contract, all rights to indemnification and advances to directors and executive officers under this bylaw shall be deemed to be contractual rights and be effective to the same extent and as if provided for in a contract between the corporation and the director or executive officer. Any right to indemnification or advances granted by this bylaw to a director or executive officer shall be enforceable by or on behalf of the person holding such right in the forum in which the proceeding is or was pending or, if such forum is not available or a determination is made that such forum is not convenient, in any court of competent jurisdiction if (i) the claim for indemnification or advances is denied, in whole or in part, or (ii) no disposition of such claim is made within ninety (90) days of request therefor. The claimant in such enforcement action, if successful in whole or in part, shall be entitled to be paid also the expense of prosecuting his claim. The corporation shall be entitled to raise as a defense to any such action that the claimant has not met the standards of conduct that make it permissible under the California General Corporation Law for the corporation to indemnify the claimant for the amount claimed. Neither the failure of the corporation (including its board of directors, independent legal counsel or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he has met the applicable standard of conduct set forth in the California General Corporation Law, nor an actual determination by the corporation (including its board of directors, independent legal counsel or its shareholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that claimant has not met the applicable standard of conduct.

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

     (m) Certain Definitions. For the purposes of this bylaw, the following definitions shall apply:

     (1) The term "proceeding" shall be broadly construed and shall include, without limitation, the investigation, preparation, prosecution, defense, settlement and appeal of any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative.

     (2) The term "expenses" shall be broadly construed and shall include, without limitation, court costs, attorneys' fees, witness fees, fines, amounts paid in settlement or judgment and any other costs and expenses of any nature or kind incurred in connection with any proceeding, including expenses of establishing a right to indemnification under this bylaw or any applicable law.

     (3) The term the "corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this bylaw with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

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

                                                                    Exhibit 10.1

                                    CASTELLE

                 1995 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

                          ADOPTED ON NOVEMBER 15, 1995

                            APPROVED BY SHAREHOLDERS
                               ON DECEMBER 6, 1995

 AMENDED BY THE BOARD ON JULY 16, 1996, FEBRUARY 23, 1999 AND FEBRUARY 24, 2000


1. PURPOSE.

(a) The purpose of the 1995 Non-Employee Directors' Stock Option Plan (the "Plan") is to provide a means by which each director of Castelle (the "Company") who is not otherwise at the time of grant an employee of or consultant to the Company or of any Affiliate of the Company (each such person being hereafter referred to as a "Non-Employee Director") will be given an opportunity to purchase stock of the Company.

(b) The word "Affiliate" as used in the Plan means any parent corporation or subsidiary corporation of the Company as those terms are defined in Sections 424(e) and (f), respectively, of the Internal Revenue Code of 1986, as amended from time to time (the "Code").

(c) The Company, by means of the Plan, seeks to retain the services of persons now serving as Non-Employee Directors of the Company, to secure and retain the services of persons capable of serving in such capacity, and to provide incentives for such persons to exert maximum efforts for the success of the Company.

2. ADMINISTRATION.

(a) The Plan shall be administered by the Board of Directors of the Company (the "Board") unless and until the Board delegates administration to a committee, as provided in subparagraph 2(b).

(b) The Board may delegate administration of the Plan to a committee composed of not fewer than two (2) members of the Board (the "Committee"). If administration is delegated to a Committee, the Committee shall have, in connection with the administration of the Plan, the powers theretofore possessed by the Board, subject, however, to such resolutions, not inconsistent with the provisions of the Plan, as may be adopted from time to time by the Board. The Board may abolish the Committee at any time and revest in the Board the administration of the Plan.

3. SHARES SUBJECT TO THE PLAN.

(a) Subject to the provisions of paragraph 10 relating to adjustments upon changes in stock, the stock that may be sold pursuant to options granted under the Plan shall not exceed in the aggregate one hundred and twenty thousand (120,000) shares of the Company's common stock. If any option granted under the Plan shall for any reason expire or otherwise terminate without having been exercised in full, the stock not purchased under such option shall again become available for the Plan.

(b) The stock subject to the Plan may be unissued shares or reacquired shares, bought on the market or otherwise.

4. ELIGIBILITY.

Options shall be granted only to Non-Employee Directors of the Company.

5. NON-DISCRETIONARY GRANTS.

(a) Each person who is, after the effective date of the initial public offering of the Company's common stock (the "IPO Date"), elected for the first time to be a Non-Employee Director automatically shall, upon the date of his or her initial election to be a Non-Employee Director by the Board or shareholders of the Company, be granted an option to purchase ten thousand (10,000) shares of common stock of the Company on the terms and conditions set forth herein.

(b) On April 1 of each year, commencing with April 1, 2000, each person who on that date is then a Non-Employee Director (whether elected before or after the IPO Date) automatically shall be granted an option to purchase ten thousand (10,000) shares of common stock of the Company on the terms and conditions set forth herein.


6. OPTION PROVISIONS.

Each option shall be subject to the following terms and conditions:

(a) The term of each option commences on the date it is granted and, unless sooner terminated as set forth herein, expires on the date (the "Expiration Date") ten (10) years from the date of grant. If the optionee's service as a Non-Employee Director of the Company terminates for any reason or for no reason, the option shall terminate on the earlier of the Expiration Date or the date twelve (12) months following the date of termination of service; provided, however, that if such termination of service is due to the optionee's death, the option shall terminate on the earlier of the Expiration Date or eighteen (18) months following the date of the optionee's death. In any and all circumstances, an option may be exercised following termination of the optionee's service as a Non-Employee Director of the Company only as to that number of shares as to which it was exercisable as of the date of termination of such service under the provisions of subparagraph 6(e).

(b) The exercise price of each option shall be one hundred percent (100%) of the fair market value of the stock subject to such option on the date such option is granted.

(c) The optionee may elect to make payment of the exercise price under one of the following alternatives:

     (i) Payment of the exercise price per share in cash at the time of exercise; or

     (ii) Provided that at the time of the exercise the Company's common stock is publicly traded and quoted regularly in the Wall Street Journal, payment by delivery of shares of common stock of the Company already owned by the optionee, held for the period required to avoid a charge to the Company's reported earnings, and owned free and clear of any liens, claims, encumbrances or security interest, which common stock shall be valued at its fair market value on the date preceding the date of exercise; or

     (iii) Payment by a combination of the methods of payment specified in subparagraph 6(c)(i) and 6(c)(ii) above.

         Notwithstanding the foregoing, this option may be exercised pursuant to a program developed under Regulation T as promulgated by the Federal Reserve Board which results in the receipt of cash (or check) by the Company either prior to the issuance of shares of the Company's common stock or pursuant to the terms of irrevocable instructions issued by the optionee prior to the issuance of shares of the Company's common stock.

(d) An option shall not be transferable except by will or by the laws of descent and distribution, and shall be exercisable during the lifetime of the person to whom the option is granted only by such person or by his guardian or legal representative. The person to whom the Option is granted may, by delivering written notice to the Company, in a form satisfactory to the Company, designate a third party who, in the event of the death of the Optionee, shall thereafter be entitled to exercise the Option.

(e) The option shall become exercisable in installments over a period of two years from the date of grant at the rate of one twenty-fourth of the total number of shares subject to the option a month, in twenty-four (24) equal monthly installments commencing on the date one month after the date of grant of the option, provided that the optionee has, during the entire period prior to such vesting date, continuously served as a Non-Employee Director, employee or consultant of the Company or Affiliate of the Company, whereupon such option shall become fully exercisable in accordance with its terms with respect to that portion of the shares represented by that installment.

(f) The Company may require any optionee, or any person to whom an option is transferred under subparagraph 6(d), as a condition of exercising any such option: (i) to give written assurances satisfactory to the Company as to the optionee's knowledge and experience in financial and business matters; and (ii) to give written assurances satisfactory to the Company stating that such person is acquiring the stock subject to the option for such person's own account and not with any present intention of selling or otherwise distributing the stock. These requirements, and any assurances given pursuant to such requirements, shall be inoperative if (i) the issuance of the shares upon the exercise of the option has been registered under a then-currently-effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), or (ii), as to any particular requirement, a determination is made by counsel for the Company that such requirement need not be met in the circumstances under the then applicable securities laws. The Company may require any optionee to provide such other representations, written assurances or information which the Company shall determine is necessary, desirable or appropriate to comply with applicable securities laws as a condition of granting an option to the optionee or permitting the optionee to exercise the option. The Company may, upon advice of counsel to the Company, place legends on stock certificates issued under the Plan as such counsel deems necessary or appropriate in order to comply with applicable securities laws, including, but not limited to, legends restricting the transfer of the stock.
                                       5.

(g) Notwithstanding anything to the contrary contained herein, an option may not be exercised unless the shares issuable upon exercise of such option are then registered under the Securities Act or, if such shares are not then so registered, the Company has determined that such exercise and issuance would be exempt from the registration requirements of the Securities Act.

7. COVENANTS OF THE COMPANY.

(a) During the terms of the options granted under the Plan, the Company shall keep available at all times the number of shares of stock required to satisfy such options.

(b) The Company shall seek to obtain from each regulatory commission or agency having jurisdiction over the Plan such authority as may be required to issue and sell shares of stock upon exercise of the options granted under the Plan;
provided, however, that this undertaking shall not require the Company to register under the Securities Act either the Plan, any option granted under the Plan, or any stock issued or issuable pursuant to any such option. If, after reasonable efforts, the Company is unable to obtain from any such regulatory commission or agency the authority which counsel for the Company deems necessary for the lawful issuance and sale of stock under the Plan, the Company shall be relieved from any liability for failure to issue and sell stock upon exercise of such options.

8. USE OF PROCEEDS FROM STOCK.

Proceeds from the sale of stock pursuant to options granted under the Plan shall constitute general funds of the Company.

9. MISCELLANEOUS.

(a) Neither an optionee nor any person to whom an option is transferred under subparagraph 6(d) shall be deemed to be the holder of, or to have any of the rights of a holder with respect to, any shares subject to such option unless and until such person has satisfied all requirements for exercise of the option pursuant to its terms.

(b) Throughout the term of any option granted pursuant to the Plan, the Company shall make available to the holder of such option, not later than one hundred twenty (120) days after the close of each of the Company's fiscal years during the option term, upon request, such financial and other information regarding the Company as comprises the annual report to the shareholders of the Company provided for in the Bylaws of the Company and such other information regarding the Company as the holder of such option may reasonably request.

(c) Nothing in the Plan or in any instrument executed pursuant thereto shall confer upon any Non-Employee Director any right to continue in the service of the Company or any Affiliate in any capacity or shall affect any right of the Company, its Board or shareholders or any Affiliate to remove any Non-Employee Director pursuant to the Company's By-Laws and the provisions of the California General Corporation Law (or the laws of the Company's state of incorporation should that change in the future).

(d) No Non-Employee Director, individually or as a member of a group, and no beneficiary or other person claiming under or through him, shall have any right, title or interest in or to any option reserved for the purposes of the Plan except as to such shares of common stock, if any, as shall have been reserved for him pursuant to an option granted to him.

(e) In connection with each option made pursuant to the Plan, it shall be a condition precedent to the Company's obligation to issue or transfer shares to a Non-Employee Director, or to evidence the removal of any restrictions on transfer, that such Non-Employee Director make arrangements satisfactory to the Company to insure that the amount of any federal or other withholding tax required to be withheld with respect to such sale or transfer, or such removal or lapse, is made available to the Company for timely payment of such tax.

(f) As used in this Plan, fair market value means, as of any date, the value of the common stock of the Company determined as follows:

     (i) If the common stock is listed on any established stock exchange or a national market system, including without limitation the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") System, the Fair Market Value of a share of common stock shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such system or exchange (or the exchange with the greatest volume of trading in common stock) on the last market trading day prior to the day of determination, as reporting in the Wall Street Journal or such other source as the Board deems reliable;

     (ii) If the common stock is quoted on the NASDAQ System (but not on the National Market System thereof) or is regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value of a share of common stock shall be the mean between the bid and asked prices for the common stock on the last market trading day prior to the day of determination, as reported in the Wall Street Journal or such other source as the Board deems reliable;

     (iii) In the absence of an established market for the common stock, the Fair Market Value shall be determined in good faith by the Board.

10. ADJUSTMENTS UPON CHANGES IN STOCK.

(a) If any change is made in the stock subject to the Plan, or subject to any option granted under the Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other transaction not involving the receipt of consideration by the Company), the Plan and outstanding options will be appropriately adjusted in the class(es) and maximum number of shares subject to the Plan and the class(es) and number of shares and price per share of stock subject to outstanding options. Such adjustments shall be made by the Board, the determination of which shall be final, binding, and conclusive. (The conversion of any convertible securities of the Company shall not be treated as a "transaction not involving the receipt of consideration by the Company.")

(b) In the event of: (1) a dissolution, liquidation, or sale of all or substantially all of the assets of the Company; (2) a merger or consolidation in which the Company is not the surviving corporation; (3) a reverse merger in which the Company is the surviving corporation but the shares of the Company's common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise; or (4) the acquisition by any person, entity or groups within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any comparable successor provisions (excluding any employee benefit plan, or related trust, approved or maintained by the Company or any Affiliate of the Company) of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act, or comparable successor rule) of securities of the Company representing at least fifty percent (50%) of the combined voting power entitled to vote in the election of directors, then to the extent not prohibited by applicable law: the time during which options outstanding under the Plan may be exercised shall be accelerated prior to such event and the options terminated if not exercised after such acceleration and at or prior to such event.

11. AMENDMENT OF THE PLAN.

(a) The Board at any time, and from time to time, may amend the Plan and/or some or all outstanding options granted under the Plan, provided, however, that the Board shall not amend the plan more than once every six (6) months, with respect to the provisions of the Plan which relate to the amount, price and timing of grants, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or the rules thereunder. Except as provided in paragraph 10 relating to adjustments upon changes in stock, no amendment shall be effective unless approved by the shareholders of the Company within twelve (12) months before or after the adoption of the amendment, where the amendment will:

     (i) Increase the number of shares which may be issued under the Plan;

     (ii) Modify the requirements as to eligibility for participation in the Plan (to the extent such modification requires shareholder approval in order for the Plan to comply with the requirements of Rule 16b-3); or

     (iii) Modify the Plan in any other way if such modification requires shareholder approval in order for the Plan to comply with the requirements of Rule 16b-3.

(b) Rights and obligations under any option granted before any amendment of the Plan shall not be or impaired by such amendment unless (i) the Company requests the consent of the person to whom the option was granted and (ii) such person consents in writing.

12. TERMINATION OR SUSPENSION OF THE PLAN.

(a) The Board may suspend or terminate the Plan at any time. Unless sooner terminated, the Plan shall terminate on November 14, 2005. No options may be granted under the Plan while the Plan is suspended or after it is terminated.

(b) Rights and obligations under any option granted while the Plan is in effect shall not be altered or impaired by suspension or termination of the Plan, except with the consent of the person to whom the option was granted.

(c) The Plan shall terminate upon the occurrence of any of the events described in Section 10(b) above.

13. EFFECTIVE DATE OF PLAN; CONDITIONS OF EXERCISE.

(a) Upon adoption of the Plan by the Board of Directors and subject to the condition subsequent that the Plan is approved by the shareholders of the Company, the Plan shall become effective on the IPO Date.

(b) No option granted under the Plan shall be exercised or exercisable unless and until the conditions of subparagraph 13(a) above has been met.

                                    CASTELLE
                 1995 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

                            NONSTATUTORY STOCK OPTION


__________________, Optionee:

         On ______________, 2000, (the "Grant Date") an option was automatically granted to you pursuant to the Castelle (the "Company") 1995 Non-Employee Directors' Stock Option Plan (the "Plan") to purchase shares of the common stock of the Company ("Common Stock"). This option is not intended to qualify and will not be treated as an "incentive stock option" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

         The grant hereunder is in connection with and in furtherance of the Company's compensatory benefit plan for the Company's Non-Employee Directors (as defined in the Plan).

         The details of your option are as follows:

         1. The total number of shares of Common Stock subject to this option is ( ). Subject to the limitations contained herein, this option shall vest and become exercisable in twenty-four (24) equal monthly installments measured from the Grant Date.

         2. The exercise price of this option is ($___) per share, being the Fair Market Value (as defined in the Plan) of the Common Stock on the Grant Date.

         3. (a) This option may be exercised, to the extent specified above, by delivering a notice of exercise (in a form designated by the Company) together with the exercise price, in one or a combination of the forms of payment permitted under the Plan, to the Secretary of the Company, or to such other person as the Company may designate, during regular business hours, together with such additional documents as the Company may then require pursuant to paragraph 6 of the Plan. This option may only be exercised for whole shares.

            (b) The exercise price may be paid under one of the following alternatives:
                (i) Payment of the exercise price per share in cash or check;

                (ii) Provided that at the time of the exercise the Common Stock is publicly traded and quoted regularly in the Wall Street Journal, payment by delivery of shares of Common Stock already owned by you, held for the period required to avoid a charge to the Company's reported earnings, and owned free and clear of any liens, claims, encumbrances or security interest, which Common Stock shall be valued at its Fair Market Value on the date preceding the date of exercise;

                (iii) Payment pursuant to a program developed under Regulation T as promulgated by the Federal Reserve Board which results in the receipt of cash (or check) by the Company either prior to the issuance of shares of Common Stock or pursuant to the terms of irrevocable instructions issued by you prior to the issuance of shares of Common Stock; or

                (iv) Payment by a combination of the methods of payment specified in subparagraphs (i) through (iii) above.

            (c) By exercising this option you agree that the Company may require you to enter an arrangement providing for the cash payment by you to the Company of any tax withholding obligation of the Company arising by reason of the exercise of this option or the lapse of any substantial risk of forfeiture to which the shares are subject at the time of exercise.

         4. The term of this option is ten (10) years, commencing on the Grant Date, unless sooner terminated as set forth in the Plan. In no event may this option be exercised on or after the date on which it terminates.

         5. This option is not transferable, except by will or by the laws of descent and distribution, and is exercisable during your life only by you.

         6. Any notices provided for in this option or the Plan shall be given in writing and shall be deemed effectively given upon receipt or, in the case of notices delivered by the Company to you, five (5) days after deposit in the United States mail, postage prepaid, addressed to you at the address specified below or at such other address as you hereafter designate by written notice to the Company.

         7. This option is subject to all the provisions of the Plan, a copy of which is attached hereto and its provisions are hereby made a part of this option, including without limitation the provisions of paragraph 6 of the Plan relating to option provisions, and is further subject to all interpretations, amendments, rules and regulations which may from time to time be promulgated and adopted pursuant to the Plan. In the event of any conflict between the provisions of this option and those of the Plan, the provisions of the Plan shall control.

         Dated the______________day of_______________, 19____.


                                                     Very truly yours,
                                                     CASTELLE


                                                     By:______________________
                                                      Duly authorized on behalf
                                                      of the Board of Directors

ATTACHMENT:  Castelle 1995 Non-Employee Directors' Stock Option Plan

The undersigned:

         (a) Acknowledges receipt of the foregoing option and the Plan and understands that all rights and liabilities with respect to this option are set forth in the option and the Plan;

         (b) Acknowledges that as of the date of grant of this option, it sets forth the entire understanding between the undersigned optionee and the Company and its affiliates regarding the acquisition of stock in the Company and supersedes all prior oral and written agreements on that subject with the exception of (i) only options previously granted and delivered to the undersigned under stock option plans of the Company, and (ii) the following agreements only:

                  NONE  _______________________
                                    (Initial)

                  OTHER _______________________
                        _______________________
                        _______________________



                                                     _______________________
                                                          Optionee

                                                     _______________________
                                                          Address
                                                     _______________________

                               NOTICE OF EXERCISE


Castelle
3255-3 Scott Boulevard
Santa Clara, CA  95054                       Date of Exercise:________________



Ladies and Gentlemen:

         This constitutes notice under my stock option that I elect to purchase the number of shares for the price set forth below.

         Type of option:                       Nonstatutory

         Stock option dated:                 _________________

         Number of shares as to
         which option is exercised:          _________________

         Certificates to be
         issued in name of:                  _________________

         Total exercise price:              $_________________

         Cash payment delivered:            $_________________

         Value of ______ shares
         of common stock delivered(1):      $_________________

         By this exercise, I agree (i) to provide such additional documents as you may require pursuant to the terms of the Company's 1995 Non-Employee Directors' Stock Option Plan and (ii) to provide for the payment by me to you (in the manner designated by you) of your withholding obligation, if any, relating to the exercise of this option.

                                                          Very truly yours,

                                                          _________________



--------------------------------------------------------------------------------
(1) Shares must meet the public trading requirements set forth in the option. Shares must be valued in accordance with the terms of the option being exercised, must have been owned for the minimum period required in the option, and must be owned free and clear of any liens, claims, encumbrances or security interests. Certificates must be endorsed or accompanied by an executed assignment separate from certificate.

                                                                   Exhibit 10.14

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


By: /s/ Jerome Burke                                         /s/ Don. L. Rich

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

CASTELLE                                                     DONALD  L. RICH


By: /s/ Jerome Burke                                         /s/ Don L. Rich

Name:  Jerome Burke                                          Date: 11/10/98

Title:  Executive Vice President

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

Castelle and Subsidiaries                                           Exhibit 23.1

--------------------------------------------------------------------------------




                      Consent of PricewaterhouseCoopers LLP
                             Independent Accountants




We consent to the incorporation by reference in the registration statements of Castelle and Subsidiaries on form S-8 (File Numbers 333-75247, 333-21845 and 333-06083) of our report dated February 4, 2000, on our audits of the consolidated financial statements of Castelle and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and our report dated February 4, 2000 on our audit of the financial statement schedule, which reports are included in this Form 10-K.









PricewaterhouseCoopers LLP
San Jose, California
March 20, 2000