Form 10-Q
period 2000-03-31
CASTELLE \CA\
filed 2000-05-10
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of Common Stock outstanding as of May 3, 2000 was 4,707,940



                                    CASTELLE
                                    Form 10-Q
                                Table of Contents



                                                                                                      Page

Part I.    Financial Information

     Item 1.    Financial Statements:
                Consolidated Balance Sheets                                                             2

                Consolidated Statements of Income                                                       3

                Consolidated Statements of Cash Flows                                                   4

                Notes to Consolidated Financial Statements                                              5


     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                               8


Part II.   Other Information

     Item 1.    Legal Proceedings                                                                      11

     Item 2.    Changes in Securities and Use of Proceeds                                              11

     Item 3.    Quantitative and Qualitative Disclosure about Market Risk                              11

     Item 4.    Submission of Matters to a Vote of Security Holders                                    11

     Item 5.    Other Information                                                                      11

     Item 6.    Exhibits and Reports on Form 8-K                                                       11

                Signatures                                                                             12

                Exhibit 10.10 - 1988 Equity incentive Plan, as Amended
                and Form of Option Agreement                                                           E-1


                Exhibit 27.1 - Financial Data Schedule                                                E-21

                Exhibit 99.1 - Press Release dated April 27, 2000                                     E-22

                         Part I - Financial Information

                          Item 1. Financial Statements

                            CASTELLE AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                      March 31, 2000        December 31, 1999
                                                                        (unaudited)             (audited)
                                                                  ----------------------  ---------------------
Assets:
   Current assets:
     Cash and cash equivalents                                              $  4,438               $  4,714
     Restricted cash                                                             125                    125
     Accounts receivable, net of allowance for doubtful accounts
        of $205 in 2000 and $493 in 1999                                       1,410                  1,525
     Inventories, net                                                          1,305                  1,411
     Prepaid expense and other current assets                                    258                    262
                                                                  ----------------------  ---------------------
        Total current assets                                                   7,536                  8,037
   Property, plant & equipment, net                                              322                    387
   Other non-current assets, net                                                  70                     78
                                                                  ======================  =====================
        Total assets                                                        $  7,928               $  8,502
                                                                  ======================  =====================

Liabilities & Shareholders' Equity:
   Current liabilities:
     Long-term debt, current                                                 $    72                $    98
     Accounts payable                                                            793                  1,336
     Accrued liabilities                                                       2,848                  3,048
                                                                  ----------------------  ---------------------
        Total current liabilities                                              3,713                  4,482
                                                                  ----------------------  ---------------------
        Total liabilities                                                      3,713                  4,482
                                                                  ----------------------  ---------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding: 4,708 and 4,641 respectively                  29,015                 29,002
     Deferred compensation                                                       (54)                   (67)
     Accumulated deficit                                                     (24,746)               (24,915)
                                                                  ----------------------  ---------------------
        Total shareholders' equity                                             4,215                  4,020
                                                                  ======================  =====================
        Total liabilities & shareholders' equity                            $  7,928               $  8,502
                                                                  ======================  =====================

     See accompanying notes to condensed consolidated financial statements.

                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                                           Three months ended
                                                                                  ......................................
                                                                                    March 31, 2000       April 2, 1999
                                                                                  -----------------   ------------------
               Net sales                                                                $ 4,100              $ 4,468
               Cost of sales                                                              1,649                2,849
                                                                                  -----------------   ------------------
                   Gross profit                                                           2,451                1,619
                                                                                  -----------------   ------------------

               Operating expenses:
                   Research and development                                                 505                  684
                   Sales and marketing                                                    1,312                1,854
                   General and administrative                                               466                  459
                   Amortization of intangible assets                                          -                   40
                                                                                  -----------------   ------------------
                      Total operating expenses                                            2,283                3,037
                                                                                  -----------------   ------------------
               Income (loss) from operations                                                168               (1,418)

                   Interest income, net                                                       7                   30
                   Other income (expense), net                                                -                  (23)
                                                                                  -----------------   ------------------
               Income (loss) before provision for income taxes                              175               (1,411)
                   Provision for income taxes                                                 6                   --
                                                                                  =================   ==================
               Net income (loss)                                                          $ 169              $(1,411)
                                                                                  =================   ==================

               Earnings per share:
                  Net income (loss) per common share - basic                             $ 0.04              $ (0.33)
                  Shares used in per share calculation - basic                            4,660                4,340

                  Net income (loss) per common share - diluted                           $ 0.03              $ (0.33)
                  Shares used in per share calculation - diluted                          5,330                4,340

     See accompanying notes to condensed consolidated financial statements.

                            CASTELLE AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                                            Three months ended
                                                                                  ......................................
                                                                                    March 31, 2000       April 2, 1999
                                                                                  -----------------   ------------------
               Cash flows from operating activities:
                  Net income (loss)                                                       $  169             $(1,411)
                  Adjustment to reconcile net income (loss) to net cash
                     provided by operating activities:
                    Depreciation and amortization                                            86                  158
                    Provision for doubtful accounts and sales returns                      (122)                (677)
                    Provision for excess and obsolete inventory                            (101)                 878
                    Compensation expense related to grant of stock options                   13                   13
                    Changes in assets and liabilities:
                     Accounts receivable                                                    237                1,471
                     Inventories                                                            207                 (190)
                     Prepaid expenses and other current assets                                4                  (61)
                     Accounts payable                                                      (543)                 372
                     Accrued liabilities and other long-term liabilities                   (200)                (159)
                                                                                  -----------------   ------------------
                       Net cash provided by (used in) operating activities                 (250)                 394
                                                                                  -----------------   ------------------

               Cash flows from investing activities:
                  Acquisition of property and equipment                                     (21)                 (57)
                  (Increase)/Decrease in other assets                                         8                   (5)
                                                                                  -----------------   ------------------
                                                                                  -----------------   ------------------
                          Net cash (used in) investing activities                           (13)                 (62)
                                                                                  -----------------   ------------------

               Cash flows from financing activities:
                  Repayment of notes payable                                                (26)                 (23)
                  Proceeds from issuance of common stock and warrants, net of
                    repurchases                                                              13                    2
                                                                                  -----------------   ------------------
                       Net cash (used in) financing activities                              (13)                 (21)
                                                                                  -----------------   ------------------


               Net increase/(decrease) in cash and cash equivalents                        (276)                 311

               Cash and cash equivalents at beginning of period                           4,714                3,924
                                                                                  =================   ==================
               Cash and cash equivalents at end of period                               $ 4,438              $ 4,235
                                                                                  =================   ==================

     See accompanying notes to condensed consolidated financial statements.

                            CASTELLE AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (unaudited)


1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements include the accounts of Castelle and its wholly owned subsidiaries in the United Kingdom and the Netherlands, and have been prepared in accordance with generally accepted accounting principles. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. The result of operations for the interim period presented is not necessarily indicative of the results for the year ending December 31, 2000. Because all of the disclosures required by generally accepted accounting principles are not included in the accompanying consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the fiscal year-ended December 31, 1999. The year ended condensed balance sheet data was derived from our audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire year. Prior year amounts have been reclassified to conform with current presentation.

2.   Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) available to shareholders who hold common stock by the weighted average number of shares of common stock outstanding for that period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of common stock that were outstanding during the period. Dilutive potential shares consist of incremental shares of common stock issuable upon exercise of stock options and warrants. In March 2000, warrants to purchase 133,332 shares of common stock were exercised whereby the holders of these warrants, netted, in cash-less exchanges, 68,997 shares of common stock. These warrants had a dilutive effect prior to their exercise, and as such are included in the diluted shares. In addition, there are warrants to purchase 100,000 shares of common stock outstanding, which have a strike price of $8.40 and expire in December 2000. These warrants are not included in the diluted share calculation.

     Basic and diluted earnings per share are calculated as follows for first quarters of 2000 and 1999:

                                                                  (in thousands,
                                                             except per share amounts)
                                                           .............................
                                                            March 31,       April 2,
                                                               2000           1999
                                                           -------------  --------------
Basic:
   Weighted average common shares outstanding                   4,660          4,340
                                                           =============  ==============
                                                           =============  ==============
   Net income (loss)                                            $ 169       $ (1,411)
                                                           =============  ==============
                                                           =============  ==============
   Net income (loss) per common share - basic                  $ 0.04        $ (0.33)
                                                           =============  ==============

Diluted:
   Weighted average common shares outstanding                   4,660          4,340
   Common equivalent shares from stock warrants                    55             --
   Common equivalent shares from stock options                    615             --
                                                           =============  ==============
   Shares used in per share calculation - diluted               5,330          4,340
                                                           =============  ==============
                                                           =============  ==============
   Net income (loss)                                            $ 169       $ (1,411)
                                                           =============  ==============
                                                           =============  ==============
   Net income (loss) per common share - diluted                $ 0.03        $ (0.33)
                                                           =============  ==============

     The calculation of diluted shares outstanding at April 2, 1999 excludes 1,532,000 stock options and 233,000 warrants, as their effect was antidilutive in the period. At March 31, 2000 warrants totaling 100,000 were excluded, because their exercise price is greater than the average common stock market price during the period.

3.   Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of reserves for excess and obsolete inventory. Inventory details are as follows:

                                                       (in thousands)
                                              .................................
                                                 March 31,      December 31,
                                                   2000             1999
                                              ---------------------------------
  Raw material                                      $  184           $  136
  Work in process                                                       300
                                                       257
  Finished goods                                                        975
                                                       864
                                              =================================
  Total Inventory                                  $ 1,305          $ 1,411
                                              =================================

4.   Revenue Recognition:

     Product revenue is recognized upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivables is probable and product returns are reasonably estimable. The Company enters into agreements with certain of its distributors which permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. Revenues subject to stock rotation rights are reduced by management's estimates of anticipated exchanges. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. The Company recognizes revenue from the sale of extended warranty contracts ratably over the period of the contracts.
                                       6

5.   Segments Disclosure:

     The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 31, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting and introduces requirements for interim reporting of segment information. The Company has determined that it operates in one segment.


6.   Comprehensive Income:

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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. The Company's operating results may vary significantly from quarter to quarter due to a variety of factors, including changes in the Company's product and customer mix, constraints in the Company's manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by the Company or its competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures and economic conditions in the United States, Europe and Asia. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the risks and uncertainties discussed herein, as well as other risks set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 1999.

        Consolidated Statements of Income - As a Percentage of Net Sales


                                                                                       Three months ended
                                                                              ......................................
                                                                                March 31, 2000       April 2, 1999
                                                                              ------------------  ------------------
               Net sales                                                                100%                100%
               Cost of sales                                                             40%                 64%
                                                                              ------------------  ------------------
                   Gross profit                                                          60%                 36%
                                                                              ------------------  ------------------

               Operating expenses:
                   Research and development                                              13%                 15%
                   Sales and marketing                                                   32%                 42%
                   General and administrative                                            11%                 10%
                   Amortization of intangible assets                                      0%                  1%
                                                                              ------------------  ------------------
                      Total operating expense                                            56%                 68%
                                                                              ------------------  ------------------
               Income (loss) from operations                                              4%                (32%)

                   Interest income, net                                                   0%                  1%
                   Other income (expense), net                                           (0%)                (1%)
                                                                              ------------------  ------------------
               Income (loss) before provision for income taxes                            4%                (32%)
                   Provision for income taxes                                             --                  --
                                                                              ==================  ==================
               Net Income (loss)                                                          4%                (32%)
                                                                              ==================  ==================

                                       8

Results of Operations

     Net Sales

          Net sales for the first quarter of 2000 were $4.1 million as compared to $4.5 million for the same period in 1999. The $368,000 reduction was primarily attributable to the continued decline in the sales of the print server products of $299,000 (29%) and a decrease in sales from the Traffic Software Object Fax line of products of $127,000 (100%), which has since been discontinued. These reductions were offset by a moderate increase of $57,000 (2%) in the Company's enhanced fax server products.

          International sales in the first quarter of 2000 were $1.2 million, compared to $1.7 million for the same period in 1999, representing 29% and 37%, respectively, of total net sales. This 29% decline from the first quarter of 1999 to the first quarter of 2000 was mainly the result of reduced demand for the Company's print server products in Asia. Domestic sales in the first quarter of 2000 improved slightly over the same period of last year.

     Gross Profit

          Gross profit of $2.5 million (60%) for the first quarter of fiscal 2000 improved from $1.6 million (36%) for the same period in 1999. The gross profit in the first quarter of 1999 included an $880,000 excess inventory provision mainly associated with the print server products. Excluding the reserve, the gross profit improvement would have been 4% in the fiscal quarter of
     2000.

     Research & Development

          Research and product development expenses were $505,000 or 13% of net sales for the first quarter of 2000 as compared to $684,000 or 15% of net sales for the same period in 1999. The decrease was primarily due to reduction in headcount and outside consulting expenses.

     Sales & Marketing

          Sales and marketing expenses were $1.3 million or 32% of net sales for the first quarter of 2000, as compared to $1.9 million or 42% of net sales for the same period in 1999. The reduction of sales and marketing expenses was associated with lower sales personnel costs and controlled promotional expenses.

     General & Administrative

          General and administrative expenses were $466,000 or 11% of net sales for the first quarter of 2000, flat as compared to the same period in 1999.


Liquidity and Capital Resources

     As of March 31, 2000, the Company had $4.4 million of cash and cash equivalents, a decrease of $276,000 from December 31, 1999, while working capital increased to $3.8 million at March 31, 2000, from $3.6 million at December 31, 1999. The increase in working capital was primarily due to the Company's focused efforts to improve accounts receivable.

     The Company has a $3.0 million secured revolving line of credit with a bank from which the Company may borrow 100% against pledges of cash at the bank's prime rate. This loan agreement has been renegotiated and extended for one year from March 17, 2000. Under the terms of this new agreement, the previous restriction of limiting the Company from entering into any mergers or acquisitions where the total consideration exceeds $15,000,000 without the bank's consent is removed. There has been no borrowing against this line as of March 31, 2000.

     In December 1997, the Company entered into a loan and security agreement with a finance company for an amount of $288,000. The amounts borrowed are subject to interest of 10.11%, are repayable by December 2000, and are collateralized by a certificate of deposit of $125,000, which is classified as restricted cash on the Company's balance sheet. As of March 31, 2000, the outstanding balance of the loan under the agreement was $72,000.

     As of March 31, 2000, net accounts receivable were $1.4 million, down from $1.5 million at December 31, 1999. The decrease in net accounts receivable was attributed to improved collection of outstanding balances in the first quarter of 2000.

     Net inventories as of March 31, 2000 were $1.3 million, down from $1.4 million at December 31, 1999. The decrease was largely attributable to the Company's continued effort to manage down inventory at all levels. Inventory turnover for the quarter improved to 5.1 from 4.4 turns in the prior quarter.

     The Company did not make any material capital commitments during the first quarter ended March 31, 2000.

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

Other Matters

     The Company's Common Stock has been listed on the Nasdaq SmallCap Market since April 1999. In order to maintain its listing on the Nasdaq SmallCap Market, the Company must maintain total assets, capital and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. If the Company fails to maintain the standard necessary to be quoted on the Nasdaq SmallCap Market, the Company's Common Stock could become subject to delisting. If the Common Stock is delisted, trading in the Common Stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a shareholder will find it more difficult to dispose of the Common Stock or to obtain accurate quotations as to the price of the Common Stock. Lack of any active trading market would have an adverse effect on a shareholder's ability to liquidate an investment in the Company's Common Stock easily and quickly at a reasonable price. It might also contribute to volatility in the market price of the Company's Common Stock and could adversely effect the Company's ability to raise additional equity or debt financing on acceptable terms or at all. Failure to obtain desired financing on acceptable terms could adversely affect the Company's business, financial condition and results of operations. These an other risk factors are discussed in more detail in the Company's Form 10-K for the fiscal year ended December 31, 1999 under the section "Risk Factors."


                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

         None.


Item 2.    Changes in Securities and use of proceeds

     On March 31, 2000, the Company issued 68,997 shares of Common Stock upon the net exercise of warrants to purchase 133,332 shares of Common Stock with an exercise price of $1.00 per share. The sales and issuances of the shares of Common Stock were claimed by the Company to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder. The recipient made representations with respect to its intention to acquire the securities for investment purposes only and not with a view to the distribution thereof and its experience in financial and business matters. Appropriate legends were affixed to the stock certificates issued in such transactions. The recipient represented that it either received adequate information about the Company or had access, through business relationships, to such information.



Item 3.    Quantitative and Qualitative disclosure about market risk

         None.


Item 4.    Submission of Matters to a Vote of Security Holders

         None.


Item 5.    Other Information

         None.


Item 6.     Exhibits and Reports on Form 8-K

        (a)      Exhibits:

                      10.3* 1988 Equity Incentive Plan, as amended, and Form Of Option Agreements.

                      27.1     Financial Data Schedule

                      99.1     Press Release dated April 27, 2000

        (b)      Reports on Form 8-K

                      None

__________________

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

CASTELLE

By:   /s/ Donald L. Rich                                      Date: May 9, 2000
      Donald L. Rich
      President, Chief Executive Officer,
      Chief Financial Officer and Director
     (Principal Executive Officer and
      Principal Finance and Accounting Officer)

                                                                   Exhibit 10.10

                                    CASTELLE

                           1988 EQUITY INCENTIVE PLAN

                             Adopted: April 29, 1988
          Amended: June 22, 1995, November 15, 1995 and April 30, 1997
                            Approved: April 29, 1998
                           Amended: February 24, 2000


1.       Purposes.

     (a) The purpose of the Plan is to provide a means by which selected Employees of and Consultants or Directors to the Company, and its Affiliates, may be given an opportunity to benefit from increases in value of the stock of the Company through the granting of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) stock bonuses, and (iv) rights to purchase restricted stock, all as defined below.

     (b) The Company, by means of the Plan, seeks to retain the services of persons who are now Employees of or Consultants or Directors to the Company or its Affiliates, to secure and retain the services of new Employees, Directors and Consultants, and to provide incentives for such persons to exert maximum efforts for the success of the Company and its Affiliates.

     (c) The Company intends that the Stock Awards issued under the Plan shall, in the discretion of the Board or any Committee to which responsibility for administration of the Plan has been delegated pursuant to subsection 3(c), be either (i) Options granted pursuant to Section 6 hereof, including Incentive Stock Options and Nonstatutory Stock Options, or (ii) stock bonuses or rights to purchase restricted stock granted pursuant to Section 7 hereof. All Options shall be separately designated Incentive Stock Options or Nonstatutory Stock Options at the time of grant, and in such form as issued pursuant to Section 6, and a separate certificate or certificates will be issued for shares purchased on exercise of each type of Option.

2.       Definitions.

     (a) "Affiliate" means any parent corporation or subsidiary corporation, whether now or hereafter existing, as those terms are defined in Sections 424(e) and (f) respectively, of the Code.

     (b) "Board" means the Board of Directors of the Company.

     (c) "Code" means the Internal Revenue Code of 1986, as amended.

     (d) "Committee" means a Committee appointed by the Board in accordance with subsection 3(c) of the Plan.

     (e) "Company" means Castelle, a California corporation.

     (f) "Consultant" means any person, including an advisor, engaged by the Company or an Affiliate to render consulting services and who is compensated for such services, provided that the term "Consultant" shall not include Directors who are paid only a director's fee by the Company or who are not compensated by the Company for their services as Directors.

     (g) "Continuous Status as an Employee, Director or Consultant" means the Optionee's service with the Company, whether as an Employee, Director or Consultant is not interrupted or terminated. The Board, in its sole discretion, may determine whether Continuous Status as an Employee, Director or Consultant shall be considered interrupted in the case of: (i) any leave of absence approved by the Board, including sick leave, military leave, or any other personal leave; or (ii) transfers between the Company, Affiliates or their successors.

     (h) "Covered Employee" means the chief executive officer and the four (4) other highest compensated officers of the Company for whom total compensation is required to be reported to shareholders under the Exchange Act, as determined for purposes of Section 162(m) of the Code.

     (i) "Director" means a member of the Board.

     (j) "Employee" means any person, including Officers and Directors, employed by the Company or any Affiliate of the Company. Neither service as a Director nor payment of a directo's fee by the Company shall be sufficient to constitute "employment" by the Company.

     (k) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

     (l) "Fair Market Value" means, as of any date, the value of the common stock of the Company determined as follows:

          (1) If the common stock is listed on any established stock exchange or traded on the Nasdaq National Market or The Nasdaq SmallCap Market, the Fair Market Value of a share of common stock shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such exchange or market (or the exchange or market with the greatest volume of trading in common stock) on the last market trading day prior to the day of determination, as reported in the Wall Street Journal or such other source as the Board deems reliable; or

          (2) In the absence of an established market for the common stock, the Fair Market Value shall be determined in good faith by the Board.

     (m) "Incentive Stock Option" means an Option intended to qualify as an incentive stock option within the meaning of Section 422 of the Code and the regulations promulgated thereunder.

     (n) "Listing Date" means the first date upon which any security of the Company is listed (or approved for listing) upon notice of issuance on any securities exchange or designated (or approved designation) upon notice of issuance as a national market security on an interdealer quotation system if such securities exchange or interdealer quotation system has been certified in accordance with the provisions of Section 25100(o) of the California Corporate Securities Law of 1968.

     (o) "Employee Director" means a Director of the Company who either (i) is not a current Employee or Officer of the Company or its parent or a subsidiary, does not receive compensation (directly or indirectly) from the Company or its parent or a subsidiary for services rendered as a consultant or in any capacity other than as a Director (except for an amount as to which disclosure would not be required under Item 404(a) of Regulation S-K promulgated pursuant to the Securities Act ("Regulation S-K")), does not possess an interest in any other transaction as to which disclosure would be required under Item 404(a) of Regulation S-K and is not engaged in a business relationship as to which disclosure would be required under Item 404(b) of Regulation S-K; or (ii) is otherwise considered a "non-employee director" for purposes of Rule 16b-3.

     (p) "Nonstatutory Stock Option" means an Option not intended to qualify as an Incentive Stock Option.

     (q) "Officer" means a person who is an officer of the Company within the meaning of Section 16 of the Exchange Act and the rules and regulations promulgated thereunder.

     (r) "Option" means a stock option granted pursuant to the Plan.

     (s) "Option Agreement" means a written agreement between the Company and an Optionee evidencing the terms and conditions of an individual Option grant. Each Option Agreement shall be subject to the terms and conditions of the Plan.

     (t) "Optionee" means an Employee, Director or Consultant who holds an outstanding Option.

     (u) "Outside Director" means a Director who either (i) is not a current employee of the Company or an "affiliated corporation" (within the meaning of Treasury regulations promulgated under Section 162(m) of the Code), is not a former employee of the Company or an "affiliated corporation" receiving compensation for prior services (other than benefits under a tax qualified pension plan), was not an officer of the Company or an "affiliated corporation" at any time, and is not currently receiving direct or indirect remuneration from the Company or an "affiliated corporation" for services in any capacity other than as a Director, or (ii) is otherwise considered an "outside director" for purposes of Section 162(m) of the Code.

     (v) "Plan" means this Castelle 1988 Equity Incentive Plan.

     (w) "Rule 16b-3" means Rule 16b-3 of the Exchange Act or any successor to Rule 16b-3, as in effect when discretion is being exercised with respect to the Plan.

     (x) "Stock Award" means any right granted under the Plan, including any Option, any stock bonus or any right to purchase restricted stock.

     (y) "Stock Award Agreement" means a written agreement between the Company and a holder of a Stock Award evidencing the terms and conditions of an individual Stock Award grant. Each Stock Award Agreement shall be subject to the terms and conditions of the Plan.



3.       Administration.

     (a) The Plan shall be administered by the Board unless and until the Board delegates administration to a Committee, as provided in subsection 3(c).

     (b) The Board shall have the power, subject to, and within the limitations of, the express provisions of the Plan:

          (1) To determine from time to time which of the persons eligible under the Plan shall be granted Stock Awards; when and how each Stock Award shall be granted; whether a Stock Award will be an Incentive Stock Option, a Nonstatutory Stock Option, a stock bonus, a right to purchase restricted stock, or a combination of the foregoing; the provisions of each Stock Award granted (which need not be identical), including the time or times when a person shall be permitted to receive stock pursuant to a Stock Award; and the number of shares with respect to which a Stock Award shall be granted to each such person.

          (2) To construe and interpret the Plan and Stock Awards granted under it, and to establish, amend and revoke rules and regulations for its administration. The Board, in the exercise of this power, may correct any defect, omission or inconsistency in the Plan or in any Stock Award Agreement, in a manner and to the extent it shall deem necessary or expedient to make the Plan fully effective.

          (3) To amend the Plan or a Stock Award as provided in Section 13.

          (4) Generally, to exercise such powers and to perform such acts as the Board deems necessary or expedient to promote the best interests of the Company which are not in conflict with the provisions of the Plan.

     (c) The Board may delegate administration of the Plan to a Committee or Committees of one or more members of the Board, and the term "Committee" shall apply to any person or persons to whom such authority has been delegated. If administration is delegated to a Committee, the Committee shall have, in connection with the administration of the Plan, the powers theretofore possessed by the Board, including the power to delegate to a subcommittee any of the administrative powers the Committee is authorized to exercise (and references in this Plan to the Board shall thereafter be to the Committee or subcommittee), subject, however, to such resolutions, not inconsistent with the provisions of the Plan, as may be adopted from time to time by the Board. The Board may abolish the Committee at any time and revest in the Board the administration of the Plan.

     In the discretion of the Board, a Committee may consist solely of two or more Outside Directors, in accordance with Section 162(m) of the Code, and/or solely of two or more Non-Employee Directors, in accordance with Rule 16b-3. Within the scope of such authority, the Board or the Committee may (i) delegate to a committee of one or more members of the Board who are not Outside
Directors, the authority to grant Stock Awards to eligible persons who are either (A) not then Covered Employees and are not expected to be Covered Employees at the time of recognition of income resulting from such Stock Award or (B) not persons with respect to whom the Company wishes to comply with
Section 162(m) of the Code and/or (ii) delegate to a committee of one or more members of the Board who are not Non-Employee Directors the authority to grant Stock Awards to eligible persons who are not then subject to Section 16 of the ExchangeAct.

4.       Shares subject to the plan.

     (a) Subject to the provisions of Section 12 relating to adjustments upon changes in stock, the stock that may be issued pursuant to Stock Awards shall not exceed in the aggregate one million nine hundred twenty-seven thousand five hundred seventeen (1,927,517) shares of the Company's common stock. If any Option shall for any reason expire or otherwise terminate, in whole or in part, without having been exercised in full, the stock not acquired under such Option shall revert to and again become available for issuance under the Plan. If any shares of the

     Company's common stock which are subject to a repurchase or reacquisition right in favor of the Company, any such shares which are repurchased or reacquired by the Company pursuant to the terms of such rights shall revert to and again become available for issuance under the Plan.

     (b) The stock subject to the Plan may be unissued shares or reacquired shares, bought on the market or otherwise.

5.       Eligibility.


     (a) Incentive Stock Options may be granted only to Employees. Stock Awards other than Incentive Stock Options may be granted only to Employees, Directors or Consultants.

     (b) No person shall be eligible for the grant of an Incentive Stock Option if, at the time of grant, such person owns (or is deemed to own pursuant to Section 424(d) of the Code) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or of any of its Affiliates unless the exercise price of such Incentive Stock Option is at least one hundred ten percent (110%) of the Fair Market Value of such stock at the date of grant and the Incentive Stock Option is not exercisable after the expiration of five (5) years from the date of grant, or in the case of a restricted stock purchase award, the purchase price is at least one hundred percent (100%) of the Fair Market Value of such stock at the date of grant.

     (c) Subject to the provisions of Section 12 relating to adjustments upon changes in stock, no employee shall be eligible to be granted Options covering more than four hundred thousand (400,000) shares of the Common Stock during any calendar year.

6.       Option Provisions.

     Each Option shall be in such form and shall contain such terms and conditions as the Board shall deem appropriate. The provisions of separate Options need not be identical, but each Option shall include (through incorporation of provisions hereof by reference in the Option or otherwise) the substance of each of the following provisions:

     (a) Term. No Option shall be exercisable after the expiration of ten (10) years from the date it was granted.

     (b) Price. The exercise price of each Incentive Stock Option shall be not less than one hundred percent (100%) of the Fair Market Value of the stock subject to the Option on the date the Option is granted (one hundred and ten percent (110%) in the case of a 10% shareholder as described in Section 5(b)); the exercise price of each Nonstatutory Stock Option shall be not less than eighty-five percent (85%) percent of the Fair Market Value of the stock subject to the Option on the date the Option is granted. Notwithstanding the foregoing, an Option (whether an Incentive Stock Option or a Nonstatutory Stock Option) may be granted with an exercise price lower than that set forth in the preceding sentence if such Option is granted pursuant to an assumption or substitution for another option in a manner satisfying the provisions of Section 424(a) of the Code.

     (c) Consideration. The purchase price of stock acquired pursuant to an Option shall be paid, to the extent permitted by applicable statutes and regulations, either (i) in cash at the time the Option is exercised, or (ii) at the discretion of the Board or the Committee, at the time of the grant of the Option, (A) by delivery to the Company of other common stock of the Company,
(B) according to a deferred payment or other arrangement (which may include, without limiting the generality of the foregoing, the use of other common stock of the Company) with the person to whom the Option is granted or to whom the Option is transferred pursuant to subsection 6(d), or (C) in any other form of legal consideration that may be acceptable to the Board. In the case of any deferred payment arrangement, interest shall be payable at least annually and shall be charged at the minimum rate of interest necessary to avoid the treatment as interest, under any applicable provisions of the Code, of any amounts other than amounts stated to be interest under the deferred payment arrangement. The principal amount of any deferred payment arrangement shall not exceed the amount permitted by law, including but not limited to any state corporate law requirements requiring the immediate payment of the par value of stock.

     (d) Transferability. An Incentive Stock Option shall not be transferable except by will or by the laws of descent and distribution, and shall be exercisable during the lifetime of the person to whom the Incentive Stock Option is granted only by such person. A Nonstatutory Stock Option shall be transferable to the extent provided in the Option Agreement; provided, however, that if the Option Agreement does not specifically provide for transferability, then such Nonstatutory Stock Option shall be not be transferable except by will or by the laws of descent and distribution. Notwithstanding the foregoing, the person to whom the Option is granted may, by delivering written notice to the Company, in a form satisfactory to the Company, designate a third party who, in the event of the death of the Optionee, shall thereafter be entitled to exercise the Option.

     (e) Vesting. The total number of shares of stock subject to an Option may, but need not, be allotted in periodic installments (which may, but need not, be equal). The Option Agreement may provide that from time to time during each of such installment periods, the Option may become exercisable ("vest") with respect to some or all of the shares allotted to that period, and may be exercised with respect to some or all of the shares allotted to such period and/or any prior period as to which the Option became vested but was not fully exercised. The Option may be subject to such other terms and conditions on the time or times when it may be exercised (which may be based on performance or other criteria) as the Board may deem appropriate. The vesting provisions of individual options may vary. The provisions of this subsection 6(e) are subject to any Option provisions governing the minimum number of shares as to which an Option may be exercised.

     (f) Termination of Employment or Relationship as a Consultant. In the event an Optionee's Continuous Status as an Employee, Director or Consultant terminates (other than upon the Optionee's death or disability), the Optionee may exercise his or her Option (to the extent that the Optionee was entitled to exercise it at the date of termination) but only within such period of time ending on the earlier of (i) the date three (3) months after the termination of the Optionee's Continuous Status as an Employee, Director or Consultant (or such longer or shorter period specified in the Option Agreement, or (ii) the expiration of the term of the Option as set forth in the Option Agreement. If, after termination, the Optionee does not exercise his or her Option within the time specified in the Option Agreement, the Option shall terminate, and the shares covered by such Option shall revert to and again become available for issuance under the Plan.

     (g) Disability of Optionee. In the event an Optionee's Continuous Status as an Employee, Director or Consultant terminates as a result of the Optionee's disability, the Optionee may exercise his or her Option (to the extent that the Optionee was entitled to exercise it at the date of termination), but only within such period of time ending on the earlier of (i) the date twelve (12) months following such termination (or such longer or shorter period specified in the Option Agreement, or (ii) the expiration of the term of the Option as set forth in the Option Agreement. If, at the date of termination, the Optionee is not entitled to exercise his or her entire Option, the shares covered by the unexercisable portion of the Option shall revert to and again become available for issuance under the Plan. If, after termination, the Optionee does not exercise his or her Option within the time specified herein, the Option shall terminate, and the shares covered by such Option shall revert to and again become available for issuance under the Plan.

     (h) Death of Optionee. In the event of the death of an Optionee during, or within a period specified in the Option after the termination of, the Optionee's Continuous Status as an Employee, Director or Consultant, the Option may be exercised (to the extent the Optionee was entitled to exercise the Option at the date of death) by the Optionee's estate, by a person who acquired the right to exercise the Option by bequest or inheritance or by a person designated to exercise the option upon the Optionee's death pursuant to subsection 6(d), but only within the period ending on the earlier of (i) the date eighteen (18) months following the date of death (or such longer or shorter period specified in the Option Agreement, or (ii) the expiration of the term of such Option as set forth in the Option Agreement. If, at the time of death, the Optionee was not entitled to exercise his or her entire Option, the shares covered by the unexercisable portion of the Option shall revert to and again become available for issuance under the Plan. If, after death, the Option is not exercised within the time specified herein, the Option shall terminate, and the shares covered by such Option shall revert to and again become available for issuance under the Plan.

     (i) Early Exercise. The Option may, but need not, include a provision whereby the Optionee may elect at any time while an Employee, Director or Consultant to exercise the Option as to any part or all of the shares subject to the Option prior to the full vesting of the Option. Any unvested shares so purchased may be subject to a repurchase right in favor of the Company or to any other restriction the Board determines to be appropriate.

     (j) Re-Load Options. Without in any way limiting the authority of the Board or Committee to make or not to make grants of Options hereunder, the Board or Committee shall have the authority (but not an obligation) to include as part of any Option Agreement a provision entitling the Optionee to a further Option (a "Re-Load Option") in the event the Optionee exercises the Option evidenced by the Option Agreement, in whole or in part, by surrendering other shares of common stock in accordance with this Plan and the terms and conditions of the Option Agreement. Any such Re-Load Option (i) shall be for a number of shares equal to the number of shares surrendered as part or all of the exercise price of such Option; (ii) shall have an expiration date which is the same as the expiration date of the Option the exercise of which gave rise to such Re-Load Option; and (iii) shall have an exercise price which is equal to one hundred percent (100%) of the Fair Market Value of the common stock subject to the Re-Load Option on the date of exercise of the original Option. Notwithstanding the foregoing, a Re-Load Option which is an Incentive Stock Option and which is granted to a 10% shareholder (as described in subsection 5(b)), shall have an exercise price which is equal to one hundred ten percent (110%) of the Fair Market Value of the stock subject to the Re-Load Option on the date of exercise of the original Option and shall have a term which is no longer than five (5) years.

     Any such Re-Load Option may be an Incentive Stock Option or a Nonstatutory Stock Option, as the Board or Committee may designate at the time of the grant of the original Option; provided, however, that the designation of any Re-Load Option as an Incentive Stock Option shall be subject to the one hundred thousand dollar ($100,000) annual limitation on exercisability of Incentive Stock Options described in subsection 11(d) of the Plan and in Section 422(d) of the Code. There shall be no Re-Load Options on a Re-Load Option. Any such Re-Load Option shall be subject to the availability of sufficient shares under subsection 4(a) and shall be subject to such other terms and conditions as the Board or Committee may determine which are not inconsistent with the express provisions of the Plan regarding the terms of Options.

7.       Terms Of Stock Bonuses And Purchases Of Restricted Stock.

     Each stock bonus or restricted stock purchase agreement shall be in such form and shall contain such terms and conditions as the Board or the Committee shall deem appropriate. The terms and conditions of stock bonus or restricted stock purchase agreements may change from time to time, and the terms and conditions of separate agreements need not be identical, but each stock bonus or restricted stock purchase agreement shall include (through incorporation of provisions hereof by reference in the agreement or otherwise) the substance of each of the following provisions as appropriate:

     (a) Purchase Price. The purchase price under each restricted stock purchase agreement shall be such amount as the Board or Committee shall determine and designate in such agreement. In any event, the Board or the Committee may determine that eligible participants in the Plan may be awarded stock pursuant to a stock bonus agreement in consideration for past services actually rendered to the Company or for its benefit.

     (b) Transferability. No rights under a stock bonus or restricted stock purchase agreement shall be transferable except by will or the laws of descent and distribution or pursuant to a domestic relations order, so long as stock awarded under such agreement remains subject to the terms of the agreement.

     (c) Consideration. The purchase price of stock acquired pursuant to a stock purchase agreement shall be paid either: (i) in cash at the time of purchase;
(ii) at the discretion of the Board or the Committee, according to a deferred payment or other arrangement with the person to whom the stock is sold; or (iii) in any other form of legal consideration that may be acceptable to the Board or the Committee in their discretion. Notwithstanding the foregoing, the Board or the Committee to which administration of the Plan has been delegated may award stock pursuant to a stock bonus agreement in consideration for past services actually rendered to the Company or for its benefit.

     (d) Vesting. Shares of stock sold or awarded under the Plan may, but need not, be subject to a repurchase option in favor of the Company in accordance with a vesting schedule to be determined by the Board or the Committee.

     (e) Termination of Employment or Relationship as a Director or Consultant. In the event a Participant"s Continuous Status as an Employee, Director or Consultant terminates, the Company may repurchase or otherwise reacquire, subject to the limitations described in subsection 7(d), any or all of the shares of stock held by that person which have not vested as of the date of termination under the terms of the stock bonus or restricted stock purchase agreement between the Company and such person.

8.       Cancellation And Re-Grant Of Options.

     (a) The Board or the Committee shall have the authority to effect, at any time and from time to time, (i) the repricing of any outstanding Options under the Plan and/or (ii) with the consent of the affected holders of Options, the cancellation of any outstanding Options under the Plan and the grant in substitution therefor of new Options under the Plan covering the same or different numbers of shares of stock, but having an exercise price per share not less than eighty-five percent (85%) of the Fair Market Value (one hundred percent (100%) of the Fair Market Value in the case of an Incentive Stock Option) or, in the case of an Option granted to a 10% shareholder (as described in subsection 5(b)), not less than one hundred ten percent (110%) of the Fair Market Value) per share of stock on the new grant date. Notwithstanding the foregoing, the Board or the Committee may grant an Option with an exercise price lower than that set forth above if such Option is granted as part of a transaction to which section 424(a) of the Code applies.

     (b) Shares  subject to an Option  which is amended or  canceled  under this
Section 8 in order to set a lower exercise price per share shall continue to be counted against the maximum award of Options permitted to be granted pursuant to subsection 5(c). The repricing of an Option under this Section 8, resulting in a reduction of the exercise price, shall be deemed to be a cancellation of the original Option and the grant of a substitute Option in the event of such repricing, both the original and the substituted Options shall be counted against any such maximum awards of Options. The provisions of this subsection 8(b) shall be applicable only to the extent required by Section 162(m) of the Code.

9.       Covenants Of The Company.

     (a) During the terms of the Stock Awards, the Company shall keep available at all times the number of shares of stock required to satisfy such Stock Awards.

     (b) The Company shall seek to obtain from each regulatory commission or agency having jurisdiction over the Plan such authority as may be required to issue and sell shares of stock upon exercise of the Stock Award; provided, however, that this undertaking shall not require the Company to register under the Securities Act of 1933, as amended (the "Securities Act") either the Plan, any Stock Award or any stock issued or issuable pursuant to any such Stock Award. If, after reasonable efforts, the Company is unable to obtain from any such regulatory commission or agency the authority which counsel for the Company deems necessary for the lawful issuance and sale of stock under the Plan, the Company shall be relieved from any liability for failure to issue and sell stock upon exercise of such Stock Awards unless and until such authority is obtained.

10.      Use Of Proceeds From Stock.

     Proceeds from the sale of stock pursuant to Stock Awards shall constitute general funds of the Company.

11.      Miscellaneous.

     (a) The Board shall have the power to accelerate the time at which a Stock Award may first be exercised or the time during which a Stock Award or any part thereof will vest pursuant to subsection 6(e) or 7(d), notwithstanding the provisions in the Stock Award stating the time at which it may first be exercised or the time during which it will vest.

     (b) No Employee, Director or Consultant or any person to whom a Stock Award is transferred under subsection 6(d) or 7(b), shall be deemed to be the holder of, or to have any of the rights of a holder with respect to, any shares subject to such Stock Award unless and until such person has satisfied all requirements for exercise of the Stock Award pursuant to its terms.

     (c) Nothing in the Plan or any instrument executed or Stock Award granted pursuant thereto shall confer upon any Employee, Director, Consultant or other holder of Stock Awards any right to continue in the employ of the Company or any Affiliate (or to continue acting as a Director or Consultant) or shall affect
(i) the right of the Company or any Affiliate to terminate the employment of any Employee with or without cause, (ii) the right of the Company's Board of Directors and/or the Company's shareholders to remove any Director pursuant to the terms of the Company's By-Laws and the provisions of the California Corporations Code, or (iii) the right to terminate the relationship of any Consultant pursuant to the terms of such Consultant's agreement with the Company or Affiliate.
                                      E-9

     (d) To the extent that the aggregate Fair Market Value (determined at the time of grant) of stock with respect to which Incentive Stock Options are exercisable for the first time by any Optionee during any calendar year under all plans of the Company and its Affiliates exceeds one hundred thousand dollars ($100,000), the Options or portions thereof which exceed such limit (according to the order in which they were granted) shall be treated as Nonstatutory Stock Options.

     (e) The Company may require any person to whom a Stock Award is granted, or any person to whom a Stock Award is transferred pursuant to subsection 6(d) or 7(b), as a condition of exercising or acquiring stock under any Stock Award, (1) to give written assurances satisfactory to the Company as to such person's knowledge and experience in financial and business matters and/or to employ a purchaser representative reasonably satisfactory to the Company who is knowledgeable and experienced in financial and business matters, and that he or she is capable of evaluating, alone or together with the purchaser representative, the merits and risks of exercising the Stock Award; and (2) to give written assurances satisfactory to the Company stating that such person is acquiring the stock subject to the Stock Award for such person's own account and not with any present intention of selling or otherwise distributing the stock. The foregoing requirements, and any assurances given pursuant to such requirements, shall be inoperative if (i) the issuance of the shares upon the exercise or acquisition of stock under the Stock Award has been registered under a then currently effective registration statement under the Securities Act, or
(ii) as to any particular requirement, a determination is made by counsel for the Company that such requirement need not be met in the circumstances under the then applicable securities laws. The Company may require the Optionee to provide such other representations, written assurances or information which the Company shall determine is necessary, desirable or appropriate to comply with applicable securities and other laws as a condition of granting an Option to such Optionee or permitting the Optionee to exercise such Option. The Company may, upon advice of counsel to the Company, place legends on stock certificates issued under the Plan as such counsel deems necessary or appropriate in order to comply with applicable securities laws, including, but not limited to, legends restricting the transfer of the stock.

     (f) To the extent provided by the terms of a Stock Award Agreement, the person to whom a Stock Award is granted may satisfy any federal, state or local tax withholding obligation relating to the exercise or acquisition of stock under a Stock Award by any of the following means or by a combination of such means: (1) tendering a cash payment; (2) authorizing the Company to withhold shares from the shares of the common stock otherwise issuable to the participant as a result of the exercise or acquisition of stock under the Stock Award; or
(3) delivering to the Company owned and unencumbered shares of the common stock of the Company.Prior to the Listing Date, to the extent required by Section
260.140.46 of Title 10 of the California Code of Regulations, the Company shall deliver financial statements to persons to whom Stock Awards were granted at least annually. This subsection 10(g) shall not apply to key Employees whose duties in connection with the Company assure them access to equivalent information.

12.      Adjustments Upon Changes In Stock.

     (a) If any change is made in the stock subject to the Plan, or subject to any Stock Award, without the receipt of consideration by the Company (through merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other transaction not involving the receipt of consideration by the Company), the Plan will be appropriately adjusted in the class(es) and maximum number of shares subject to the Plan pursuant to subsection 4(a), the maximum annual award pursuant to subsection 5(c), and the outstanding Stock Awards will be appropriately adjusted in the class(es) and number of shares and price per share of stock subject to such outstanding Stock Awards. Such adjustments shall be made by the Board or the Committee, the determination of which shall be final, binding and conclusive. (The conversion of any convertible securities of the Company shall not be treated as a "transaction not involving the receipt of consideration by the Company.")

     (b) In the event of: (1) a dissolution, liquidation or sale of all or substantially all of the assets of the Company; (2) a merger or consolidation in which the Company is not the surviving corporation; (3) a reverse merger in which the Company is the surviving corporation but the shares of the Company's common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise; or (4) the acquisition by any person, entity or group within the meaning of Section 13(d) or 14(d) of the Exchange Act, or any comparable successor provisions (excluding any employee benefit plan, or related trust, sponsored or maintained by the Company or any Affiliate of the Company) of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act, or comparable successor rule) of securities of the Company representing at least fifty percent (50%) of the combined voting power entitled to vote in the election of directors, then to the extent permitted by applicable law: (i) any surviving or acquiring corporation shall assume any Options outstanding under the Plan or shall substitute similar Options (including an option to acquire the same consideration paid to the shareholders in the transaction described in this subsection 12(b)) for those outstanding under the Plan, or (ii) such Options shall continue in full force and effect. In the event any surviving or acquiring corporation refuses to assume such Options, or to substitute similar options for those outstanding under the Plan, then, with respect to Options held by persons then performing services as Employees, Directors or Consultants, the time during which such Options may be exercised shall be accelerated prior to such event and the Options terminated if not exercised after such acceleration and at or prior to such event. An Optionee's Option Agreement may include additional provisions which address the handling of such option upon the occurrence of a transaction described in this subsection 12(b); provided, however, that any such additional provisions shall not impair or reduce the rights of the Optionee under this subsection 12(b).

13.      Amendment Of The Plan and Stock Awards.

     (a) The Board at any time, and from time to time, may amend the Plan. However, except as provided in Section 12 relating to adjustments upon changes in stock, no amendment shall be effective unless approved by the shareholders of the Company within twelve (12) months before or after the adoption of the amendment, where the amendment will:
          (i) Increase the number of shares reserved for Stock Awards under the Plan;

          (ii) Modify the requirements as to eligibility for participation in the Plan (to the extent such modification requires shareholder approval in order for the Plan to satisfy the requirements of Section 422 of the Code); or

          (iii) Modify the Plan in any other way if such modification requires shareholder approval in order for the Plan to satisfy the requirements of
     Section 422 of the Code, comply with the requirements of Rule 16b-3, or any Nasdaq or securities exchange requirements.

     (b) The Board may in its sole discretion submit any other amendment to the Plan for shareholder approval, including, but not limited to, amendments to the Plan intended to satisfy the requirements of Section 162(m) of the Code and the regulations promulgated thereunder regarding the exclusion of performance-based compensation from the limit on corporate deductibility of compensation paid to certain executive officers.

     (c) It is expressly contemplated that the Board may amend the Plan in any respect the Board deems necessary or advisable to provide eligible Employees or Consultants with the maximum benefits provided or to be provided under the provisions of the Code and the regulations promulgated thereunder relating to Incentive Stock Options and/or to bring the Plan and/or Incentive Stock Options granted under it into compliance therewith. Rights and obligations under any Stock Award granted before amendment of the Plan shall not be impaired by any amendment of the Plan unless (i) the Company requests the consent of the person to whom the Stock Award was granted and (ii) such person consents in writing.

     (d) The Board at any time, and from time to time, may amend the terms of any one or more Stock Award; provided, however, that the rights and obligations under any Stock Award shall not be impaired by any such amendment unless (i) the Company requests the consent of the person to whom the Stock Award was granted and (ii) such person consents in writing.

14.      Termination Or Suspension Of The Plan.

     (a) The Board may suspend or terminate the Plan at any time. Unless sooner terminated, the Plan shall terminate on November 14, 2005, which shall be within ten (10) years from the date the Plan is adopted by the Board or approved by the shareholders of the Company, whichever is earlier. No Stock Awards may be granted under the Plan while the Plan is suspended or after it is terminated.

     (b) Rights and obligations under any Stock Award granted while the Plan is in effect shall not be impaired by suspension or termination of the Plan, except with the consent of the person to whom the Stock Award was granted.

15.      Effective Date Of Plan.

     The Plan shall become effective upon adoption by the Board, but no Stock Awards granted under the Plan shall be exercised unless and until the Plan has been approved by the shareholders of the Company, which approval shall be within twelve (12) months before or after the date the Plan is adopted by the Board.

                             INCENTIVE STOCK OPTION


___________________, Optionee:

     Castelle (the "Company"), pursuant to its 1988 Equity Incentive Plan (the "Plan"), has this day granted to you, the optionee named above, an option to purchase shares of the common stock of the Company ("Common Stock"). This option is intended to qualify as an "incentive stock option" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

     The grant hereunder is in connection with and in furtherance of the Company's compensatory benefit plan for participation of the Company's employees (including officers), directors and consultants.

     The details of your option are as follows:

     The total number of shares of Common Stock subject to this option is_______________. Subject to the limitations contained herein,________of the shares will vest (become exercisable) on______________and ____________ of the shares will then vest each month thereafter until either (i) you cease to provide services to the Company for any reason, or (ii) this option becomes fully vested.

     The exercise price of this option is__________________________ per share, being not less than the fair market value of the Common Stock on the date of grant of this option.

          Payment of the exercise price per share is due in full upon exercise of all or any part of each installment which has accrued to you. You may elect, to the extent permitted by applicable statutes and regulations, to make payment of the exercise price under one of the following alternatives:



               Payment of the exercise price per share in cash (including check) at the time of exercise;



               Payment pursuant to a program developed under Regulation T as promulgated by the Federal Reserve Board which results in the receipt of cash (or check) by the Company prior to the issuance of Common Stock;



               Provided that at the time of exercise the Company's Common Stock is publicly traded and quoted regularly in the Wall Street Journal, payment by delivery of already-owned shares of Common Stock, held for the period required to avoid a charge to the Company's reported earnings, and owned free and clear of any liens, claims, encumbrances or security interests, which Common Stock shall be valued at its fair market value on the date of exercise;



          Payment by a combination of the methods of payment permitted by subparagraph 2(b)(i) through 2(b)(iii) above.

          This option may only be exercised for whole shares.

     Notwithstanding anything to the contrary contained herein, this option may not be exercised unless the shares issuable upon exercise of this option are then registered under the Securities Act of 1933, as amended (the "Act"), or, if such shares are not then so registered, the Company has determined that such exercise and issuance would be exempt from the registration requirements of the Act.

     The term of this option commences on__________, 2000, the date of grant and, unless sooner terminated as set forth below or in the Plan, terminates on__________, 2007. In no event may this option be exercised on or after the date on which it terminates. This option shall terminate prior to the expiration of its term as follows: three (3) months after the termination of your employment with the Company or an affiliate of the Company (as defined in the Plan) unless one of the following circumstances exists:

     Your termination of employment is due to your permanent and total disability (within the meaning of Section 422(c)(6) of the Code). This option will then terminate on the earlier of the termination date set forth above or twelve (12) months following such termination of employment.


     Your termination of employment is due to your death. This option will then terminate on the earlier of the termination date set forth above or eighteen
(18) months after your death.


     If during any part of such three (3)-month period you may not exercise your option solely because of the condition set forth in paragraph 4 above, then your option will not terminate until the earlier of the termination date set forth above or until this option shall have been exercisable for an aggregate period of three (3) months after your termination of employment.


     If your exercise of the option within three (3) months after termination of your employment with the Company or with an affiliate would result in liability under section 16(b) of the Securities Exchange Act of 1934, then your option will terminate on the earlier of (i) the termination date set forth above,
(ii) the tenth (10th) day after the last date upon which exercise would result in such liability or (iii) six (6) months and ten (10) days after the termination of your employment with the Company or an affiliate.


     However, this option may be exercised following termination of employment only as to that number of shares as to which it was exercisable on the date of termination of employment under the provisions of paragraph 1 of this option.

     In order to obtain the federal income tax advantages associated with an "incentive stock option," the Code requires that at all times beginning on the date of grant of the option and ending on the day three (3) months before the date of the option's exercise, you must be an employee of the Company or an affiliate, except in the event of your death or permanent and total disability. The Company has provided for continued vesting or extended exercisability of your option under certain circumstances for your benefit, but cannot guarantee that your option will necessarily be treated as an "incentive stock option" if you provide services to the Company or an affiliate as a consultant or exercise your option more than three (3) months after the date your employment with the Company and all affiliates terminates.

     This option may be exercised, to the extent specified above, by delivering a notice of exercise (in a form designated by the Company) together with the exercise price to the Secretary of the Company, or to such other person as the Company may designate, during regular business hours, together with such additional documents as the Company may then require pursuant to subparagraph 11(f) of the Plan.

     By exercising this option you agree that:


          the Company may require you to enter an arrangement providing for the payment by you to the Company of any tax withholding obligation of the Company arising by reason of (1) the exercise of this option; (2)the lapse of any substantial risk of forfeiture to which the shares are subject at the time of exercise; or (3) the disposition of shares acquired upon such exercise;


          you will notify the Company in writing within fifteen (15) days after the date of any disposition of any of the shares of the Common Stock issued upon exercise of this option that occurs within two (2) years after the date of this option grant or within one (1) year after such shares of Common Stock are transferred upon exercise of this option; and

     This option is not transferable, except by will or by the laws of descent and distribution, and is exercisable during your life only by you. Notwithstanding the foregoing, by delivering written notice to the Company, in a form satisfactory to the Company, you may designate a third party who, in the event of your death, shall thereafter be entitled to exercise this option. This option is not an employment contract and nothing in this option shall be deemed to create in any way whatsoever any obligation on your part to continue in the employ of the Company, or of the Company to continue your employment with the Company. Any notices provided for in this option or the Plan shall be given in writing and shall be deemed effectively given upon receipt or, in the case of notices delivered by the Company to you, five (5) days after deposit in the United States mail, postage prepaid, addressed to you at the address specified below or at such other address as you hereafter designate by written notice to the Company. This option is subject to all the provisions of the Plan, a copy of which is attached hereto and its provisions are hereby made a part of this option, including without limitation the provisions of paragraph 6 of the Plan relating to option provisions, and is further subject to all interpretations, amendments, rules and regulations which may from time to time be promulgated and adopted pursuant to the Plan. In the event of any conflict between the provisions of this option and those of the Plan, the provisions of the Plan shall control.

         Dated the ____ day of __________________, 19__.

                                                     Very truly yours,

                                                     Castelle

                                                     By:________________________
                                                       Duly authorized on behalf
                                                       of the Board of Directors


Attachments:

         Castelle 1988 Equity Incentive Plan
         Notice of Exercise

The undersigned:

     Acknowledges receipt of the foregoing option and the attachments referenced therein and understands that all rights and liabilities with respect to this option are set forth in the option and the Plan; and


     Acknowledges that as of the date of grant of this option, it sets forth the entire understanding between the undersigned optionee and the Company and its affiliates regarding the acquisition of stock in the Company and supersedes all prior oral and written agreements on that subject with the exception of (i) the options previously granted and delivered to the undersigned under stock option plans of the Company, and (ii) the following agreements only:


         None ____________
                  (Initial)

         Other__________________________________
              __________________________________
              __________________________________






                                                     ___________________________
                                                     Optionee

                                                     Address:___________________
                                                             ___________________

                            NONSTATUTORY STOCK OPTION


_________________________, Optionee:

     Castelle (the "Company"), pursuant to its 1988 Equity Incentive Plan (the "Plan") has this day granted to you, the optionee named above, an option to purchase shares of the common stock of the Company ("Common Stock"). This option is not intended to qualify as and will not be treated as an "incentive stock option" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

     The grant hereunder is in connection with and in furtherance of the Company's compensatory benefit plan for participation of the Company's employees (including officers), directors or consultants.

     The details of your option are as follows:

          The total number of shares of Common Stock subject to this option is ____________________ (__________). Subject to the limitations contained herein, of the shares will vest (become exercisable) on ____________, 19__ and of the shares will then vest each month thereafter until either (i) you cease to provide services to the Company for any reason, or (ii) this option becomes fully vested.

               The exercise price of this option is ___________________________ ($___________) per share, being not less than 85% of the fair market value of the Common Stock on the date of grant of this option.

                    Payment of the exercise  price per share is due in full upon exercise of all or any part of each installment which has accrued to you. You may elect, to the extent permitted by applicable statutes and regulations, to make payment of the exercise price under one of the following alternatives:



                    Payment of the exercise  price per share in cash  (including check) at the time of exercise;



                    Payment pursuant to a program  developed under  Regulation T as promulgated by the Federal Reserve Board which results in the receipt of cash (or check) by the Company prior to the issuance of Common Stock;



                    Provided that at the time of exercise the  Company's  Common
               Stock is publicly traded and quoted regularly in the Wall Street Journal, payment by delivery of already-owned shares of Common Stock, held for the period required to avoid a charge to the Company's reported earnings, and owned free and clear of any liens, claims, encumbrances or security interests, which Common Stock shall be valued at its fair market value on the date of exercise;
                                      E-17

                    Payment by a combination of the methods of payment permitted by subparagraph 2(b)(i) through 2(b)(iii) above.


          This option may only be exercised for whole shares.

          Notwithstanding anything to the contrary contained herein, this option may not be exercised unless the shares issuable upon exercise of this option are then registered under the Act or, if such Shares are not then so registered, the Company has determined that such exercise and issuance would be exempt from the registration requirements of the Act.

          The term of this option commences on ___________, 19__, the date of grant and, unless sooner terminated as set forth below or in the Plan, terminates on ___________________. In no event may this option be exercised on or after the date on which it terminates. This option shall terminate prior to the expiration of its term as follows: three (3) months after the termination of your employment with the Company or an affiliate of the Company (as defined in the Plan) for any reason or for no reason unless:

               such termination of employment is due to your permanent and total disability (within the meaning of Section 422(c)(6) of the Code), in which event the option shall terminate on the earlier of the termination date set forth above or twelve (12) months following such termination of employment; or


               such termination of employment is due to your death, in which event the option shall terminate on the earlier of the termination date set forth above or eighteen (18) months after your death; or


               during any part of such three (3)-month period the option is not exercisable solely because of the condition set forth in paragraph 4 above, in which event the option shall not terminate until the earlier of the termination date set forth above or until it shall have been exercisable for an aggregate period of three (3) months after the termination of employment; or


               If your exercise of the option within three (3) months after termination of your employment with the Company or with an affiliate would result in liability under section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), in which case the option will terminate on the earlier of (i) the termination date set forth above, (ii) the tenth (10th) day after the last date upon which exercise would result in such liability or (iii) six (6) months and ten (10) days after the termination of your employment with the Company or an affiliate.


     However, this option may be exercised following termination of employment only as to that number of shares as to which it was exercisable on the date of termination of employment under the provisions of paragraph 1 of this option.

     This option may be exercised, to the extent specified above, by delivering a notice of exercise (in a form designated by the Company) together with the exercise price to the Secretary of the Company, or to such other person as the Company may designate, during regular business hours, together with such additional documents as the Company may then require pursuant to subparagraph 11(f) of the Plan.

          By exercising this option you agree that the Company may require you to enter an arrangement providing for the cash payment by you to the Company of any tax withholding obligation of the Company arising by reason of: (1) the exercise of this option; (2) the lapse of any substantial risk of forfeiture to which the shares are subject at the time of exercise; or
     (3) the disposition of shares acquired upon such exercise.


     This option is not transferable, except by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order satisfying the requirements of Rule 16b-3 of the Exchange Act (a "QDRO"), and is exercisable during your life only by you or a transferee pursuant to a QDRO. Notwithstanding the foregoing, by delivering written notice to the Company, in a form satisfactory to the Company, you may designate a third party who, in the event of your death, shall thereafter be entitled to exercise this option.

     This option is not an employment contract and nothing in this option shall be deemed to create in any way whatsoever any obligation on your part to continue in the employ of the Company, or of the Company to continue your employment with the Company.

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

         Dated the ____ day of __________________, 19__.

                                                     Very truly yours,

                                                     Castelle


                                                     By:________________________
                                                       Duly authorized on behalf
                                                       of the Board of Directors

Attachments:

         Castelle Equity Incentive Plan
         Notice of Exercise

The undersigned:

     Acknowledges receipt of the foregoing option and the attachments referenced therein and understands that all rights and liabilities with respect to this option are set forth in the option and the Plan; and


     Acknowledges that as of the date of grant of this option, it sets forth the entire understanding between the undersigned optionee and the Company and its affiliates regarding the acquisition of stock in the Company and supersedes all prior oral and written agreements on that subject with the exception of (i) the options previously granted and delivered to the undersigned under stock option plans of the Company, and (ii) the following agreements only:


         None_____________
                  (Initial)

         Other_____________________________
              _____________________________
              _____________________________






                                                     ___________________________
                                                     Optionee

                                                     Address:___________________
                                                             ___________________
                                                             ___________________