Form 10-Q
period 2000-06-30
CASTELLE \CA\
filed 2000-08-14
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes |X| No __

The number of shares of the Registrant's Common Stock outstanding as of August 6, 2000 was 4,741,060.



                            CASTELLE
                            Form 10-Q
                        Table of Contents


                                                                                                      Page

Part I.    Financial Information

     Item 1.    Consolidated Financial Statements:
                Consolidated Balance Sheets                                                             2

                Consolidated Statements of Operations                                                   3

                Consolidated Statements of Cash Flows                                                   4

                Notes to Consolidated Financial Statements                                              5


     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                               9


Part II.   Other Information

     Item 1.    Legal Proceedings                                                                      13

     Item 2.    Changes in Securities and Use of Proceeds                                              13

     Item 3.    Quantitative and Qualitative Disclosure about Market Risk                              13

     Item 4.    Submission of Matters to a Vote of Security Holders                                    13

     Item 5.    Other Information                                                                      13

     Item 6.    Exhibits and Reports on Form 8-K                                                       13

                Signatures                                                                             14

                Exhibit 27.1 - Financial Data Schedule                                                 E-1

                Exhibit 99.1 - Press Release dated July 27, 2000                                       E-2

                          Part I - Financial Information

Item 1.    Financial Statements

                            CASTELLE AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                         June 30, 2000         December 31, 1999
                                                                          (unaudited)              (audited)
                                                                    ----------------------   ---------------------
Assets:
  Current assets:
     Cash and cash equivalents                                                $4,636                  $4,714
     Restricted cash                                                             125                     125
     Accounts receivable, net of allowances for doubtful
     accounts of $268 in 2000 and $493 in 1999                                 1,914                   1,525
     Inventories, net                                                          1,426                   1,411
     Prepaid expense and other current assets                                    165                     262
                                                                    ----------------------   ---------------------
          Total current assets                                                 8,266                   8,037
     Property, plant & equipment, net                                            311                     387
     Other assets, net                                                            70                      78
                                                                    ----------------------   ---------------------
          Total assets                                                        $8,647                  $8,502
                                                                    ======================   =====================

Liabilities & Shareholders' Equity:
  Current liabilities:
     Long-term debt, current                                                   $  39                   $  98
     Accounts payable                                                          1,228                   1,336
     Accrued liabilities                                                       2,932                   3,048
                                                                    ----------------------   ---------------------
          Total current liabilities                                            4,199                   4,482
                                                                    ----------------------   ---------------------
          Total liabilities                                                    4,199                   4,482
                                                                    ----------------------   ---------------------

     Shareholders' equity:
       Common stock, no par value:
          Authorized: 25,000 shares
          Issued and outstanding: 4,740 and 4,641, respectively                29,025                  29,002
       Deferred compensation                                                      (41)                    (67)
       Accumulated deficit                                                    (24,536)                (24,915)
                                                                    ----------------------   ---------------------
          Total shareholders' equity                                            4,448                   4,020
                                                                    ----------------------   ---------------------
          Total liabilities & shareholders' equity                             $8,647                  $8,502
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


                            CASTELLE AND SUBSIDIARIES
                         Consolidated Statements of Operations
                       (in thousands, except per share amounts)
                                  (unaudited)

                                                              Three months ended                  Six months ended
                                                     .................................  .................................
                                                       June 30, 2000     July 2, 1999    June 30, 2000     July 2, 1999
                                                     ----------------  ---------------  ---------------  ----------------
    Net sales                                             $ 3,760          $ 3,738          $ 7,860           $ 8,206
    Cost of sales                                           1,308            1,753            2,957             4,602
                                                     ----------------  ---------------  ---------------  ----------------
        Gross profit                                        2,452            1,985            4,903             3,604
                                                     ----------------  ---------------  ---------------  ----------------

    Operating expenses:
        Research and development                              489              948              994             1,632
        Sales and marketing                                 1,332            2,005            2,644             3,859
        General and administrative                            416              494              882               953
        Amortization of intangible assets                      --               --               --                40
                                                     ----------------  ---------------  ---------------  ----------------
           Total operating expenses                         2,237            3,447            4,520             6,484
                                                     ----------------  ---------------  ---------------- ----------------
    Income (loss) from operations                             215           (1,462)             383            (2,880)

        Interest income, net                                   45               25               52               55
        Other expense                                         (49)             (23)             (49)             (46)
                                                     ----------------  ---------------  ---------------  ----------------
    Income (loss) before provision for income taxes           211           (1,460)             386            (2,871)
        Provision for income taxes                             --               --                6                --
                                                     ----------------  ---------------  ---------------  ----------------
    Net income (loss)                                       $ 211          $(1,460)           $ 380           $(2,871)
                                                     ================  ===============  ===============  ================

    Earnings per share:
       Net income (loss) per common share - basic           $ 0.04         $ (0.31)           $ 0.08          $ (0.64)
       Shares used in per share calculation - basic          4,732           4,663             4,696            4,499
       Net income (loss) per common share - diluted
                                                            $ 0.04         $ (0.31)           $ 0.07          $ (0.64)
       Shares used in per share calculation -                5,077           4,663             5,189            4,499
       diluted

       See accompanying notes to condensed consolidated financial statements.
                                      3

                         CASTELLE AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                              (in thousands)
                               (unaudited)
                                                                                             Six months ended
                                                                                  ......................................
                                                                                    June 30, 2000        July 2, 1999
                                                                                   -----------------   ------------------
                Cash flows from operating activities:
                  Net Income (Loss)                                                       $ 380             $ (2,871)
                  Adjustment to reconcile net income (loss) to net cash
                     provided by operating activities:
                    Loss on disposal of fixed assets                                         --                   37
                    Depreciation and amortization                                           164                  276
                    Provision for doubtful accounts and sales returns                       166               (1,149)
                    Provision for excess and obsolete inventory                             (21)               1,146
                    Compensation expense related to grant of stock options                   26                   26
                    Changes in assets and liabilities:
                     Accounts receivable                                                   (555)               2,380
                     Inventory                                                                6                  415
                     Prepaid expenses and other current assets                               97                   93
                     Accounts payable                                                      (108)                (340)
                     Accrued liabilities                                                   (116)                 214
                                                                                  -----------------   ------------------
                       Net cash provided by operating activities                             39                  227
                                                                                  -----------------   ------------------

               Cash flows from investing activities:
                  Purchase of property and equipment                                        (89)                (115)
                  Increase (decrease) in other assets                                         8                  (33)
                                                                                  -----------------   ------------------
                       Net cash (used in) investing activities                              (81)                (148)
                                                                                  -----------------   ------------------

               Cash flows from financing activities:
                  Repayment of notes payable                                                (59)                 (48)
                  Proceeds from collection of notes receivable for stock                     --                   11
                  Proceeds from issuances of common stock, net of
                    repurchases                                                              23                    2
                                                                                  -----------------   ------------------
                       Net cash (used in) financing activities                                                   (35)
                                                                                            (36)
                                                                                  -----------------   ------------------

               Net increase (decrease) in cash and cash equivalents                         (78)                  44

               Cash and cash equivalents at beginning of period                           4,714                3,924
                                                                                  -----------------   ------------------
               Cash and cash equivalents at end of period                                $4,636              $ 3,968
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

2.   Net Income/(Loss) Per Share

     Basic net income/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding for that period. Diluted net income/(loss) per share reflects the potential dilution from the exercise or conversion of other securities into common stock that were outstanding during the period. Shares that are potentially dilutive consist of incremental common shares issuable upon exercise of stock options and warrants. In March 2000, warrants to purchase 133,332 shares of common stock were exercised whereby the holders of these warrants, netted, in cash-less exchanges, 68,997 shares of common stock.There are warrants to purchase 100,000 shares of common stock outstanding, which have a strike price of $8.40 and expire in December 2000. These warrants are not included in the diluted share calculation.

     Basic and diluted earnings per share are calculated as follows for the second quarter and first six months of 2000 and 1999:

                                        (in thousands, except per share amounts)
                                 ......................................................
                                                                Three months ended          Six months ended
                                                              .......................... ..........................
                                                                 June 30,     July 2,       June 30,     July 2,
                                                                  2000         1999          2000         1999
                                                             -------------------------- --------------------------
          Basic:
            Weighted average common shares outstanding            4,732        4,663         4,696        4,499
                                                             =========================== ==========================
            Net income/(loss)                                     $ 211     $ (1,460)        $ 380     $ (2,871)
                                                             =========================== ==========================
            Net income/(loss) per common share - basic            $0.04      $ (0.31)        $0.08      $ (0.64)
                                                             =========================== ==========================

          Diluted:
             Weighted average common shares outstanding           4,732        4,663         4,696        4,499
             Common equivalent shares from stock options
                 and warrants                                       345           --           493           --
                                                             --------------------------- --------------------------
             Shares used in per share calculation - diluted       5,077        4,663         5,189        4,499
                                                             =========================== ==========================
             Net income/(loss)                                    $ 211     $ (1,460)        $ 380     $ (2,871)
                                                             =========================== ==========================
             Net income/(loss) per common share - diluted         $0.04      $ (0.31)        $0.07      $ (0.64)
                                                             =========================== ==========================

The calculation of diluted shares outstanding for the three months ended July 2, 1999 excludes 27,201 stock options to purchase the Company's common stock, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the six months ended July 2, 1999 excludes 21,967 stock options to purchase the Company's common stock, as their effect was antidilutive in the period. At June 30, 2000 warrants to purchase 100,000 shares of the Company's common stock were excluded, because their exercise price is greater than the average common stock market price for the period.

3.   Inventory:

     Inventory is stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventory details are as follows (in thousands):
                                                   June 30,       December 31,
                                                     2000             1999
                                               ---------------------------------
  Raw material                                       $ 280            $ 136
  Work in process                                      223              300
  Finished goods                                       923              975
                                              ---------------------------------
         Total inventory                           $ 1,426          $ 1,411
                                              =================================
4.   Revenue Recognition:

     Product revenue is recognized upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivables is probable and product returns are reasonably estimable.The Company enters into agreements with certain of its distributors which permit limited stock rotation rights.These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. Revenues subject to stock rotation rights are reduced by management's estimates of anticipated exchanges. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. The Company recognizes revenue from the sale of extended warranty contracts ratably over the period of the contracts.

5.   Segments Disclosure:

     The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 31, 1997. SFAS No. 131 supersedes SFAS No. 14, " Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting and introduces requirements for interim reporting of segment information. The Company has determined that it operates in one segment.

6.   Comprehensive Income:

     Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, therefore, no separate statement of comprehensive income has been presented.

7.   New accounting pronouncements:

     In June 1998,  the  Financial  Accounting  Standards  Board (FASB)  issued
     Statement of  Financial  Standards  No.133 (SFAS 133), "Accounting   for
     Derivative  Instruments  and Hedging  Activities,"   which   establishes
     accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Changes in fair value shall be recognized currently in earnings. Management believes the impact of SFAS No. 133 will not have a material impact on the financial position or results of operations of the Company. The company will adopt SFAS No. 133 as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" for its third quarterly filing of fiscal 2000.

     In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 for its first quarterly filing of fiscal 2001. Management believes the impact of SAB 101 will not have a material impact on the financial position or results of operations of the Company.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No.25" ("FIN 44"). This Interpretation clarifies (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of the previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1,2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The company believes that the adoption of FIN 44 will not have a material effect on the company's financial positions or results of operation. The company is currently evaluating the impact of the remaining provisions of FIN 44 on its positions and the results of operations.

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

                                 Consolidated Statements of Operations - As a Percentage of Net Sales

                                                      Three months ended                 Six months ended
                                                ................................  ................................
                                                  June 30, 2000    July 2, 1999     June 30, 2000    July 2, 1999
                                                ----------------  --------------  ----------------  --------------
       Net sales                                        100%            100%              100%            100%
       Cost of sales                                     35%             47%               38%             56%
                                                ----------------  --------------  ----------------  --------------
           Gross profit                                  65%             53%               62%             44%
                                                ----------------  --------------  ----------------  --------------
       Operating expenses:
           Research and development                      13%             25%               13%             20%
           Sales and marketing                           35%             54%               34%             47%
           General and administrative                    11%             13%               11%             12%
           Amortization of intangible assets              --              --                --              *
                                                ----------------  --------------  ----------------  --------------
              Total operating expenses                   59%             92%               58%             79%
                                                ----------------  --------------  ----------------  --------------
       Income (loss) from operations                      6%            (39%)               5%            (35%)

           Interest income, net                           *               *                 *               *
           Other income (expense), net                    *               *                 *               *
                                                ----------------  --------------  ----------------  --------------
       Income (loss) before provision for
                income taxes                              6%            (39%)               5%            (35%)
           Provision for income taxes                     --              --                *               --
                                                ----------------  --------------  ----------------  --------------
       Net income (loss)                                  6%            (39%)               5%            (35%)
                                                ================  ==============  ================  ==============

* Less than 1%

Results of Operations

     Net Sales

              Net sales for the second quarter of 2000 were $3.8 million compared to $3.7 million for the same period in 1999. The modest increase was largely due to the Company's highest sales of the enhanced fax server products of $214,000, or 7%, offset in part by the continued decline in the sales of the print server products by $191,000, or 35%, mainly to customers in the Asia Pacific Region.

              Net sales were $7.9 million and $8.2 million for the first six months of 2000 and 1999, respectively. The shortfall in sales was largely due to the continued decline in demand for our print server product line of $490,000, or 31%, mainly to customers in the Asia Pacific region and a decrease in sales from the Traffic Software Object Fax line of products of $74,000, which has since been discontinued. The reduction was offset partially by an increase in the fax server product line of $220,000, or 3%.

              International sales in the second quarter of 2000 decreased to $768,000 from $1 million for the same period in 1999, representing 20% and 28%, respectively, of total net sales. International sales for the first six month of 2000 and 1999 were $1.9 million and $2.7 million, representing 25% and 33%,respectively, of total net sales. This decline in international sale was mainly the result of reduced demand for the Company's print server products.

              Domestic sales in the second quarter of 2000 were $3 million, as compared to $2.7 million in the same period in 1999. For the six months of 2000, domestic sales were $5.9 million, as compared to $5.5 million, an increase of 7%, mostly in the fax server product line.

     Gross Profit

              Gross profit of $2.5 million, or 65% for the second quarter of fiscal 2000 increased compared to $2 million, or 53% for the same period in 1999. The increase was primarily attributable to a higher percentage of sales of fax server products, which yield higher margins.

              Gross profits for the first six months of 2000 and 1999 were $4.9 million, or 62% and $3.6 million, or 44%, respectively. Excluding an excess inventory provision of $1.1 million recorded in 1999, the gross margin in the first six months of 1999 would have been $4.7 million, or 58%. This provision was primarily associated with excess inventory of print server products targeted for the Asian market and inventory of fax server products made obsolete by the newer FaxPress models. The increase in gross profit for the six months of 2000 was chiefly due to the higher shipments of the fax server products.

     Research & Development

              Research and product development expenses were $489,000, or 13% of net sales for the second quarter of 2000 as compared to $948,000, or 25% of net sales for the same period in 1999. Research and product development expenses for the first six months were $994,000, or 13% of net sales in 2000 as compared to $1.6 million, or 20% of net sales for the same period in 1999. The decrease was mostly due to staff reductions by the Company of $496,000 and the reduction of outside consulting expenses of $66,000.

     Sales & Marketing

              Sales and marketing expenses were $1.3 million, or 35% of net sales for the second quarter of 2000, as compared to $2 million, or 54% of net sales for the same period in 1999. For the first six months of 2000, the expenses were $2.6 million, or 34% of net sales, as compared to $3.9 million, or 47% of net sales for the same period in 1999. The decrease of sales and marketing expenses was chiefly associated with lower sales personnel costs of $524,000 and further controlling of promotional expenses of $546,000.

     General & Administrative

              General and administrative expenses were $416,000, or 11% of net sales for the second quarter of 2000, as compared to $494,000, or 13% of net sales for the same period in 1999. The first six months expenses were $882,000, or 11% of net sales in 2000, as compared to $953,000, or 12% of net sales for the same period in 1999. The reduction in expenses was largely attributable to lower personnel-related expenses.


Liquidity and Capital Resources

         As of June 30, 2000, the Company had approximately $4.6 million of cash and cash equivalents, and $4.7 million at December 31, 1999. However, working capital increased to $4.1 million at June 30, 2000 from $3.6 million at December 31, 1999. The increase in working capital was primarily due to the Company's net income for the first six months of 2000 and focus on controlling expenses.

         The Company has a $3 million secured revolving line of credit with a bank from which the Company may borrow 100% against pledges of cash at the bank's prime rate and at June 30, 2000 had no borrowings under this line of credit.

         In December 1997,the Company entered into a loan and security agreement with a finance company for an amount of $288,000. The amounts borrowed are subject to interest of 10.11%, are repayable by December 2000, and are partially collateralized by a certificate of deposit of $125,000, which is classified as restricted cash on the Company's balance sheet. As of June 30, 2000, the outstanding balance of the loan under this agreement was $39,000.

         As of June 30, 2000, net accounts receivable were $1.9 million, up from $1.5 million at December 31, 1999. The increase in net accounts receivable was largely attributable to an increase in net sales in the first quarter and slower collection in the second quarter resulting in a lengthening of the number of days for which payment for sales is outstanding from 35 days at December
31, 1999 to 46 days at June 30, 2000.

         Net inventory as of June 30, 2000 was $1.4 million, comparable to that of December 31, 1999.

         The Company did not make any material capital commitments during the first six months ended June 30, 2000.

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

Other Matters

         In compliance with the new Audit Committee structure and composition requirements promulgated by the Nasdaq Stock Market, the Company has complied with Marketplace Rules 4310(c)(26)(B) for SmallCap Issuers and has certified that it has and that it will continue to have, an Audit Committee of at least three members,comprised solely of independent directors, each of whom is able to read and understand fundamental financial statements, or will become able to do so within a reasonable period of time after his or her appointment. In addition, the Company has established and will continue to require that, at least one member of the Audit Committee must have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual's financial sophistication.

         The Company's Common Stock has been listed on the Nasdaq SmallCap Market since April 1999. In order to maintain its listing on the Nasdaq SmallCap Market, the Company must maintain total assets, capital and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. If the Company fails to maintain the standard necessary to be quoted on the Nasdaq SmallCap Market, the Company's Common Stock could become subject to delisting. If the Common Stock is delisted, trading in the Common Stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a shareholder will find it more difficult to dispose of the Common Stock or to obtain accurate quotations as to the price of the Common Stock. Lack of any active trading market would have an adverse effect on a shareholder's ability to liquidate an investment in the Company's Common Stock easily and quickly at a reasonable price. It might also contribute to volatility in the market price of the Company's Common Stock and could adversely effect the Company's ability to raise additional equity or debt financing on acceptable terms or at all. Failure to obtain desired financing on acceptable term could adversely affect the Company's business, financial condition and results of operations. These and other risk factors are discussed in more detail in the Company's Form 10-K for the fiscal year ended December 31, 1999 under the section "Risk Factors."

                            PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

           None.


Item 4.    Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 10, 2000 (the "Annual Meeting").At the Annual Meeting, the Company's shareholders elected four directors nominated by the Board of Directors by the votes indicated:

     Nominee                    Votes in Favor                    Votes Withheld

Donald L. Rich                     3,210,161                           46,550
Peter R. Tierney                   3,210,161                           46,550
Scott C. McDonald                  3,210,161                           46,550
Robert Hambrecht                   3,210,161                           46,550


         The proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2000 was approved.

Item 5.    Other Information

           None.


Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits:

              27.1     Financial Data Schedule

              99.1     Press Release dated July 27, 2000

(b)      Reports on Form 8-K

              None

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:  /s/ Donald L. Rich                                    Date: August 14, 2000
     Donald L. Rich
     President, Chief Executive Officer,
     Chief Financial Officer and Director
     (Principal Executive Officer and
     Principal Finance and Accounting Officer)