Form 10-Q
period 2000-09-29
CASTELLE \CA\
filed 2000-11-14
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of the Registrant's Common Stock outstanding as of November 8, 2000 was 4,741,060.



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

                Exhibit 27.1 - Financial Data Schedule                                                 E-1

                Exhibit 99.1 - Press Release dated October 31, 2000                                    E-2


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                            CASTELLE AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 SEPTEMBER 29, 2000       DECEMBER 31, 1999
                                                                     (UNAUDITED)              (AUDITED)
                                                               ----------------------   ---------------------
  ASSETS:
     Current assets:
     Cash and cash equivalents ..............................          $    4,483           $    4,714
     Restricted cash ........................................                 125                  125
     Accounts receivable, net of allowances for doubtful
         accounts of $178 in 2000 and $271 in 1999 ..........               2,046                1,525
     Inventories, net .......................................               1,434                1,411
     Prepaid expense and other current assets ...............                 198                  262
                                                                       ----------           ----------
        Total current assets ................................               8,286                8,037
   Property, plant & equipment, net .........................                 261                  387
   Other assets .............................................                 115                   78
                                                                       ----------           ----------
        Total net assets ....................................          $    8,662           $    8,502
                                                                       ==========           ==========

LIABILITIES & SHAREHOLDERS' EQUITY:
   Current liabilities:
     Long-term debt, current ................................          $       19           $       98
     Accounts payable .......................................               1,168                1,336
     Accrued liabilities ....................................               2,770                3,048
                                                                       ----------           ----------
        Total current liabilities ...........................               3,957                4,482
                                                                       ----------           ----------
                                                                       ----------           ----------
        Total liabilities ...................................               3,957                4,482

   Shareholders' equity:
     Common stock, no par value;
        Authorized:  25,000 shares;
        Issued and outstanding: 4,741 and 4,641, respectively              29,026               29,002
     Deferred compensation ..................................                 (67)
                                                                                                   (27)
     Accumulated deficit ....................................             (24,915)
                                                                                               (24,294)
                                                                       ----------           ----------
        Total shareholders' equity ..........................               4,705                4,020
                                                                       ----------           ----------
        Total liabilities & shareholders' equity ............          $    8,662           $    8,502
                                                                       ==========           ==========

  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    ..................................  .................................
                                                      SEPTEMBER 29,       OCTOBER 1,      SEPTEMBER 29,      OCTOBER 1,
                                                           2000              1999              2000             1999
                                                    -----------------  ---------------   ---------------  ---------------

Net sales .....................................        $   3,730         $   4,017         $  11,591         $  12,224
Cost of sales .................................            1,314             1,547             4,273             6,149
                                                       ---------         ---------         ---------         ---------
    Gross profit ..............................            2,416             2,470             7,318             6,075

Operating expenses:
    Research and development ..................              441               586             1,435             2,218
    Sales and marketing .......................            1,368             1,607             4,012             5,466
    General and administrative ................              383               622             1,265             1,576
    Amortization of intangible assets .........                0                 0                 0                40
       Restructuring charges ..................                0               522                 0               522
                                                       ---------         ---------         ---------         ---------
       Total operating expenses ...............            2,192             3,337             6,712             9,822
Income/(loss) from operations .................              224              (867)              606            (3,747)

    Interest income, net ......................               52                32               143                87
    Other income/(expense), net ...............              (36)               37              (123)               (9)
                                                       ---------         ---------         ---------         ---------
Income/(loss) before provision for income taxes              240              (798)              626            (3,669)
    Provision for income taxes ................                0                 0                 6                 0
                                                       ---------         ---------         ---------         ---------
Net income/(loss) .............................        $     240         $    (798)        $     620         $  (3,669)
                                                       =========         =========         =========         =========

NET INCOME/(LOSS)  PER SHARE:
 Net income/(loss) per common share - basic              $ 0.05         $ (0.17)            $ 0.13         $ (0.80)
 Shares used in per share calculation - basic             4,741           4,684              4,661           4,560
 Net income/(loss) per common share - diluted            $ 0.05         $ (0.17)            $ 0.12         $ (0.80)
 Shares used in per share calculation -                   5,071           4,684              5,188           4,560
 diluted

  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                   .....................................
                                                                     SEPTEMBER 29,         OCTOBER 1,
                                                                          2000                1999
                                                                   -----------------   -----------------
Cash flows from operating activities:
   Net income/(loss) ......................................          $      620           $   (3,669)
   Adjustment to reconcile net income (loss) to net cash
      provided by  operating activities:
     Loss on disposal of fixed assets .....................                  --                   78
     Depreciation and amortization ........................                 230                  422
     Provision for doubtful accounts and sales returns ....                (133)              (1,483)
     Provision for excess and obsolete inventory ..........                (112)
                                                                                               1,376
     Compensation expense related to grant of stock options                  39                   --
     Changes in assets and liabilities:
      Accounts receivable .................................                (388)               3,144
      Inventory ...........................................                  89                  818
      Prepaid expenses and other current assets ...........                  65                  194
      Accounts payable ....................................                (168)                (527)
      Accrued liabilities .................................                (278)                 287
                                                                     ----------           ----------
        Net cash (used in)/provided by operating activities                 (36)                 640
                                                                     ----------           ----------

Cash flows from investing activities:
   Purchase of property and equipment .....................                (103)                (200)
   Increase/(decrease) in other assets ....................                 (37)
                                                                                                  23
                                                                     ----------           ----------
        Net cash used in investing activities .............                (140)                (177)
                                                                     ----------           ----------

Cash flows from financing activities:
   Repayment of notes payable .............................                 (79)                 (72)
   Proceeds from collection of note receivable for stock ..                  --                   11
   Proceeds from issuance of common stock and warrants, net
     of repurchases .......................................                  24                    2
                                                                     ----------           ----------
        Net cash used in financing activities .............                 (55)                 (59)
                                                                     ----------           ----------
                                                                           (231)                 404
Net increase/(decrease) in cash and cash equivalents

Cash and cash equivalents at beginning of period ..........               4,714                3,924
                                                                     ----------           ----------
Cash and cash equivalents at end of period ................          $    4,483           $    4,328
                                                                     ==========           ==========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            CASTELLE AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation:
     ----------------------

     The accompanying unaudited consolidated financial statements include the accounts of Castelle and its wholly owned subsidiaries in the United Kingdom and the Netherlands, and have been prepared in accordance with generally accepted accounting principles. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. The results of operations for the interim periods presented are not necessarily indicative of the results for the year ending December 31, 2000. Because all of the disclosures required by generally accepted accounting principles are not included in the accompanying consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the fiscal year-ended December 31, 1999. The year-ended condensed balance sheet data was derived from our audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire year.

2.   Net Income/Loss Per Share

     Basic net income/loss per share is computed by dividing net income/loss available to common shareholders by the weighted average number of common shares outstanding for that period. Diluted net income/loss per share reflects the potential dilution from the exercise or conversion of other securities into common stock that were outstanding during the period. Shares that are potentially dilutive consist of incremental common shares issuable upon exercise of stock options and warrants. There are warrants to purchase 100,000 shares of common stock outstanding, which have a strike price of $8.40 and expire in December 2000. These warrants are not included in the diluted share calculation.

     Basic and diluted income/loss per share are calculated as follows for the third quarter and first nine months of 2000 and 1999, respectively:

                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                         ................................................................
                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                         ................................ ...............................
                                          SEPTEMBER 29,     OCTOBER 1,    SEPTEMBER 29,    OCTOBER 1,
                                              2000             1999            2000           1999
                                         ---------------- --------------- -------------------------------
Basic:
   Weighted average common shares
       outstanding .....................          4,741          4,684           4,661          4,560
                                                =======        =======         =======        =======
   Net income/(loss) ...................        $   240        $  (798)        $   620        $(3,669)
                                                =======        =======         =======        =======
   Net income/(loss) per common share -         $  0.05        $ (0.17)        $  0.13        $ (0.80)
       basic
                                                =======        =======         =======        =======

Diluted:
   Weighted average common shares
       outstanding .....................          4,741          4,684           4,661          4,560
     Common equivalent shares from stock
         options and warrants ..........            330           --               527           --
                                                -------        -------         -------        -------
   Shares used in per share calculation
       - diluted .......................          5,071          4,684           5,188          4,560
                                                =======        =======         =======        =======
   Net income/(loss) ...................        $   240        $  (798)        $   620        $(3,669)
                                                =======        =======         =======        =======
   Net income/(loss) per common share -         $  0.05        $ (0.17)        $  0.12        $ (0.80)
       diluted
                                                =======        =======         =======        =======

     The calculation of diluted shares outstanding for the three months ended October 1, 1999 excludes 36,739 stock options to purchase the Company's common stock, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the nine months ended October 1, 1999 excludes 26,313 stock options, as their effect was antidilutive in the period. At September 29, 2000, warrants to purchase 100,000 shares of the Company's common stock were excluded, because their exercise price is greater than the average common stock market price for the period.

3.       Inventory:
         ----------

     Inventory is stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market value and net of allowances for excess and obsolete inventory. Inventory details are as follows (in thousands):
                                                 SEPTEMBER 29,    DECEMBER 31,
                                                     2000             1999
                                              ---------------------------------
  Raw material                                      $  327           $  136
  Work in process                                      287              300
  Finished goods                                       820              975
                                              ---------------------------------
            Total inventory                        $ 1,434          $ 1,411
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


5.   Segments Disclosure:
     --------------------

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


6.   Comprehensive Income:
     ---------------------

     Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income/loss, therefore, no separate statement of comprehensive income has been presented.

7.   New accounting pronouncements:
     ------------------------------

     In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Changes in fair value shall be recognized currently in earnings. The Company is currently evaluating the potential impact of this change on the Company's operations.

     In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" together with a series of frequently asked questions, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management are evaluating the impact of SAB 101 on the Company but believes the impact of SAB 101 will not have a material impact on the financial position or results of operations of the Company.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No.25" ("FIN 44"). This Interpretation clarifies (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of the previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has adopted FIN 44 and believes that there is no effect of this change on the Company's operations.

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

                    CONSOLIDATED STATEMENTS OF OPERATIONS - AS A PERCENTAGE OF NET SALES

                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                          ..................................  ..................................
                                            SEPTEMBER 29,      OCTOBER 1,       SEPTEMBER 29,       OCTOBER 1,
                                                2000              1999              2000               1999
                                          ----------------  ----------------  ----------------   ---------------

   Net sales                                      100%              100%              100%              100%
   Cost of sales                                   35%               39%               37%               50%
                                          ----------------  ----------------  ----------------   ---------------
                                          ----------------  ----------------  ----------------   ---------------
       Gross profit                                65%               61%               63%               50%

   Operating expenses:
       Research and development                    12%               15%               12%               18%
       Sales and marketing                         37%               40%               35%               45%
       General and administrative                  10%               15%               11%               13%
       Amortization of intangible assets           --                --                 *                 *
           Restructuring charges                   --                13%               --                 5%
                                          ----------------  ----------------  ----------------   ---------------
          Total operating expenses                 59%               83%               58%               81%

                                          ----------------  ----------------  ----------------   ---------------
   Income/(loss) from operations                    6%              (22%)               5%              (31%)
                                                                                        *
       Interest income, net                         *                 2%                                  1%
       Other income/(expense), net                  *                 *                 *                 *
                                          ----------------  ----------------  ----------------   ---------------
   Income/(loss) before provision for
            income taxes                             6%             (20%)                5%             (30%)
       Provision for income taxes                  --                --                 *                --
                                          ----------------  ----------------  ----------------   ---------------
                                          ----------------  ----------------  ----------------   ---------------
   Net income/(loss)                                 6%             (20%)                5%             (30%)
                                         ================  ================  ================   ===============
*        Less than 1%

RESULTS OF OPERATIONS

     NET SALES

              Net sales for the third quarter of 2000 were $3.7 million as compared to $4 million for the same period in 1999. The shortfall in net sales was primarily due to the continued decline in the sales of the print server products by $430,000, or 46%, mainly to customers in the Asia Pacific Region, partially offset by an increase in sales of enhanced fax server products of $143,000, or 5%.

              Net sales were $11.6 million and $12.2 million for the first nine months of 2000 and 1999, respectively. The decrease in net sales was largely due to the continued reduction in demand for our print server products of $920,000, or 37%, mainly to customers in the Asia Pacific Region, partially offset by an increase in the sales of the enhanced fax server products of $288,000, or 3%.

              International sales in the third quarter of 2000 were $852,000 as compared to $1.3 million for the same period in 1999, representing 23% and 32%, respectively, of total net sales. International sales for the first nine months of 2000 and 1999 were $2.9 million and $3.9 million, respectively, representing 25% and 32%, respectively, of total net sales. This decline in international sales was mainly the result of reduced demand for our print server products.

              Domestic sales in the third quarter of 2000 were $2.9 million, as compared to $2.7 million in the same period in 1999, representing 77% and 68%, respectively, of total net sales. For the first nine months of 2000, domestic sales were $8.7 million, as compared to $8.4 million in the same nine months of 1999, representing 75% and 68%, respectively, of total net sales. The increase in domestic sales in the first nine months of 2000 was primarily due to higher demand for products in the fax server product line.

     GROSS PROFIT

              Gross profit was $2.4 million, or 65%, for the third quarter of fiscal 2000 as compared to gross profit of $2.5 million, or 61%, for the same period in 1999. The higher gross profit percentage in the third quarter of 2000 was chiefly due to the increasingly favorable mix from the sales of our fax server products, which has a higher gross profit contribution as compared to the sales of our print server products, which yields a lower gross margin.

              Gross profits for the first nine months of 2000 and 1999 were $7.3 million, or 63% and $6.1 million, or 50%, respectively. Excluding an excess inventory provision of $1.2 million recorded in 1999, the gross profit in the first nine months of 1999 would have been $7.3 million, or 60%. The excess inventory provision was primarily associated with excess inventory of print server products targeted for the Asian market and of fax server products made obsolete by the newer FaxPress models. The increase in gross profit percentage for the first nine months of 2000 compared to the same period of 1999 was principally due to the favorable mix from the sales of our fax server products with higher gross profit as compared to the print server products with lower gross profit.

     RESEARCH & DEVELOPMENT

              Research and product development expenses were $441,000, or 12%, of net sales for the third quarter of 2000 as compared to $586,000, or 15%, of net sales for the same period in 1999. Research and product development expenses for the first nine months of 2000 were $1.4 million, or 12% of net sales, as compared to $2.2 million, or 18% of net sales for the same period in 1999. The decrease was mainly attributed to staff reductions in the third quarter of 1999, resulting in lower operating expenses in subsequent periods.

     SALES & MARKETING

              Sales and marketing expenses were $1.4 million, or 37%, of net sales for the third quarter of 2000, as compared to $1.6 million, or 40% of net sales for the same period in 1999. For the first nine months of 2000, the expenses were $4 million, or 35% as compared to $5.5 million, or 45% of the same period in 1999. The decrease in sales and marketing expenses was mostly associated with lower personnel costs in 2000.

     GENERAL & ADMINISTRATIVE

              General and Administrative expenses were $383,000 and $622,000, or 10% and 15%, respectively, of net sales for the third quarter of 2000 and 1999, respectively. General and administrative expenses for the first nine months of fiscal 2000 decreased to $1.3 million, or 11% of net sales, as compared to $1.6 million, or 13% of net sales for the same period in 1999. The decrease was primarily due to lower legal expenses and personnel related costs in 2000.

     RESTRUCTURING

     We recognized a one-time restructuring charge of $522,000 in the third quarter of fiscal 1999. The restructuring charge included expenses associated with our exit from certain lines of business, a reduction in our workforce, and expenses related to the write off of excess office space. Substantially all of this amount has been utilized. There were no such expenses in fiscal year 2000.

     AMORTIZATION OF INTANGIBLE ASSETS

              The intangible assets referenced as of the nine months ended October 1, 1999, were fully amortized in the first quarter of 1999. The number listed on the Company's statement of operations for the nine months ended October 1, 1999 reflected the amortization of intangible assets from the Company's acquisition of the Object-Fax NT product line in April 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 29, 2000, we had approximately $4.5 million of cash and cash equivalents as compared to $4.7 million at December 31, 1999. However, working capital increased to $4.3 million at September 29, 2000 from $4.1 million at June 30, 2000 and $3.6 million at December 31, 1999. The increase in working capital was primarily due to the Company's net income for the first nine months of 2000 and focus on controlling expenses.

         We have a $3 million secured revolving line of credit with a bank from which we may borrow 100% against pledges of cash at the bank's prime rate and expires in March 2001. At September 29, 2000, we had no borrowings under the line of credit.

         In December 1997, we entered into a loan and security agreement with a finance company for an amount of $288,000. The amounts borrowed are subject to interest of 10.11%, are repayable by December 2000, and are partially collateralized by a certificate of deposit of $125,000, which is classified as restricted cash on our balance sheet. As of September 29, 2000, the outstanding balance of the loan under the agreement was $19,000.

         As of September 29, 2000, net accounts receivable were $2 million, up from $1.5 million at December 31, 1999. The increase in net accounts receivable was largely attributed to an increase in net sales in the first quarter of this year and slower collections in the second and third quarters resulting in a lengthening of the number of days for which payment for sales is outstanding from 35 days at December 31, 1999 to 49 days at September 29, 2000.

         Net inventory as of September 29, 2000 was $1.4 million, comparable to that of December 31, 1999.

         We did not make any material capital commitments during the first nine months ended September 29, 2000. In December 2000, we will be relocating our headquarters to a new facility in Morgan Hill, California. In addition to the tenant improvements subsidized by the landlord to build out this facility, we will be investing approximately $500,000 of our available cash in leasehold improvements.

         Although we believe that our existing capital resources, anticipated cash flows from operations and available lines of credit will be sufficient to meet its capital requirements at least through the next 12 months, we may be required to seek additional equity or debt financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products and the pace of technological change in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all.

         We believe that, for the periods presented, inflation has not had a material effect on our operations.

OTHER MATTERS

         In October 2000, we signed a five year lease for a facility in Morgan Hill, California where we will be occupying an aggregate of approximately 16,600 square feet of floor space of a 26,800 square feet new building. We will be relocating our headquarters, including our executive offices and corporate administration, development, manufacturing, marketing, sales and technical support facilities to this new location in December 2000. In addition to the tenant improvements to build out this facility paid for by the landlord, we will be investing approximately $500,000 of our available cash in leasehold improvements.

         Our Common Stock has been listed on the Nasdaq SmallCap Market since April 1999. In order to maintain its listing on the Nasdaq SmallCap Market, we must maintain total assets, capital and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. If we fail to maintain the standard necessary to be quoted on the Nasdaq SmallCap Market, our Common Stock could become subject to delisting. If the Common Stock is delisted, trading in the Common Stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a shareholder will find it more difficult to dispose of the Common Stock or to obtain accurate quotations as to the price of the Common Stock. Lack of any active trading market would have an adverse effect on a shareholder's ability to liquidate an investment in our Common Stock easily and quickly at a reasonable price. It might also contribute to volatility in the market price of our Common Stock and could adversely affect our ability to raise additional equity or debt financing on acceptable terms or at all. Failure to obtain desired financing on acceptable terms could adversely affect our business, financial condition and results of operations. The Company believes that there have been no material changes in the reported market risks faced by the Company since the fiscal year ended December 31, 1999. These and other risk factors are discussed in more detail in our Form 10-K for the fiscal year ended December 31, 1999 under the section "Risk Factors."

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            The Company believes that there have been no material changes in the reported market risks faced by the Company since the fiscal year ended December 31, 1999. These and other risk factors are discussed in more detail in our Form 10-K for the fiscal year ended December 31, 1999 under the section "Risk Factors."


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

27.1     Financial Data Schedule

                           99.1  Press Release dated October 31, 2000

(b)      Reports on Form 8-K

                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Donald L. Rich                                 Date: November 14, 2000
      Donald L. Rich
      President, Chief Executive Officer,
      Chief Financial Officer and Director
      (Principal Executive Officer and
       Principal Finance and Accounting Officer)