Form 10-K
period 2000-12-31
CASTELLE \CA\
filed 2001-04-02
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

           855 Jarvis Drive, Suite 100, Morgan Hill, California 95037 (Address of principal executive offices, including zip code)

                                 (408) 852-8000
              (Registrant's telephone number, including area code)

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any amendment to this Form 10-K or in definitive proxy or information statements incorporated by reference in Part III of the From 10-K. ___

       The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq SmallCap Market on March 13, 2001 was $5,151,000.
Shares of Common Stock held by persons who hold more than 10% of the outstanding shares and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of shares of Common Stock outstanding as March 13, 2001 was
                                   4,741,060.


                       DOCUMENTS INCORPORATED BY REFERENCE

 The information required by Part III of this Form 10-K will be incorporated by reference from certain portions of Castelle's proxy statement relating to the
2001 Annual Meeting of Shareholders (the "Proxy Statement") or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April
                                   30, 2001.



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

     ITEM 1.      BUSINESS........................................................................................1

     ITEM 2.      PROPERTIES.....................................................................................22

     ITEM 3.      LEGAL PROCEEDINGS..............................................................................22

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........................................22


PART II       ...................................................................................................23

     ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS...........................23

     ITEM 6.      SELECTED FINANCIAL DATA........................................................................24

     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION..........25

     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................31

     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................31

     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........32


PART III      ...................................................................................................33

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................33

     ITEM 11.     EXECUTIVE COMPENSATION.........................................................................33

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................33

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................33


PART IV       ...................................................................................................34

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................34


SIGNATURES    ...................................................................................................36

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry, including the ability of the Company to continue to (i) develop, introduce and achieve market acceptance of new products, (ii) be profitable, (iii) be cash flow positive, (iv) improve on working capital, (v) control operating expenses, (vi) maintain proper inventory levels, (vii) deliver quality customer support and (viii) keep accounts payable current. We use words such as "plan," "expect," "intend," "believe," "anticipate," "estimate" and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. All of our forward-looking statements involve risks and uncertainties. The Company's actual results could differ significantly from our expectations and from the results expressed in or implied by these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances.

                                     PART I

ITEM 1.       BUSINESS

         The following summary should be read in conjunction with, and is qualified in its entirety by, the more detailed information and Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.


                                  INTRODUCTION


         Castelle was incorporated in California in 1987, and its principal offices are located at 855 Jarvis Drive, Suite 100, Morgan Hill, California 95037. Unless the context otherwise requires, references in this Form 10-K to "we," "us," or the "Company" refer to Castelle. The Company's telephone number is (408) 852-8000. Castelle(R), LANpress(R) and JetPress(R) are registered trademarks and InfoPressTM is a trademark of the Company. This Annual Report on Form 10-K includes trademarks and trade names of other companies.

          The Company designs, develops, markets and supports server appliances providing office messaging solutions and other shared services. The Company's current products are focused on two areas: fax messaging products and print servers. The Company's products consist of FaxPress, an integrated hardware/software network faxing solution; OfficeDirect, an integrated email/fax messaging system, InfoPress, an enterprise-level fax-on-demand software product, and LANpress print servers.

         The Company's products have historically centered on fax and print servers and related technologies. Starting in 1997, the Company's revenues have declined as competition increased, primarily with the print server products in the Asia Pacific Region, while at the same time the Internet and other networking technologies advanced. As a result, the Company experienced annual operating losses during 1997 through 1999. During the past two years, management has redirected the Company's efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. Through restructuring and implementing numerous cost reductions, the Company was able to report an operating profit in the fourth quarter of 1999 and in each of the four quarters of fiscal 2000.

         Castelle's objective is to be a leading worldwide supplier of server appliances providing office messaging solutions and other shared services. The Company's specialized networking products allow network administrators to deploy complex networking applications without the cost and time required to install server-based software solutions. Castelle pioneered server appliances, establishing a benchmark for "plug and play" and ease of use with its fax and print server product families. Castelle products are installed in most Fortune 1000 companies, and in small and medium sized businesses worldwide. Castelle is now applying its proven technology to expand its line of server appliances to provide Internet and Intranet messaging and communication solutions for small and medium enterprises, and departments of large corporations.

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

         Castelle sells its products through multiple channels, determined by the product, market and customer need. The Company has an established two-tier domestic and international distribution network of leading national and regional network product distributors and resellers, and also distributes its products through an on-line store on its Web site. The Company's distributors sell Castelle's products to value-added resellers ("VARs"), e-commerce vendors and other resellers. The Company's two major domestic distributors are Ingram Micro, Inc. ("Ingram") and Tech Data Corporation ("Tech Data") and its largest international distributor in Japan is Macnica Corporation ("Macnica"). As part of the Company's e-commerce strategy, it is attempting to develop close relationships with such mass market vendors as CDW, Insight, FirstChoice, and buy.com. The Company also has relationships with certain original equipment manufacturers and sells software and upgrades directly to end-users.


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

History of Losses; Accumulated Deficit

         The Company has experienced significant operating losses and, as of December 31, 2000, had an accumulated deficit of $24 million. The development and marketing by the Company of its current and new products will continue to require substantial expenditures. Although the Company returned to profitability in 2000, there can be no assurance that growth in net sales or profitability will be achieved or sustained in future years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Nasdaq SmallCap Listing; Risk associated with Limited Market

         The Company's Common Stock has been listed on the Nasdaq SmallCap Market since April 1999. In order to maintain its listing on the Nasdaq SmallCap Market, the Company must maintain total assets, capital and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. If the Company fails to maintain the standard necessary to be quoted on the Nasdaq SmallCap Market, the Company's Common Stock could become subject to delisting. If the Common Stock is delisted, trading in the Common Stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a shareholder will find it more difficult to dispose of the Common Stock or to obtain accurate quotations as to the price of the Common Stock. Lack of any active trading market would have an adverse effect on a shareholder's ability to liquidate an investment in the Company's Common Stock easily and quickly at a reasonable price. It might also contribute to volatility in the market price of the Company's Common Stock and could adversely affect the Company's ability to raise additional equity or debt financing on acceptable terms or at all. Failure to obtain desired financing on acceptable terms could adversely affect the Company's business, financial condition and results of operations.

Rapid Technological Change; Risks Associated with New Products

         The market for the Company's products is affected by rapidly changing networking technology and evolving industry standards and the emergence of the Internet and other communication technologies. The Company believes that its future success will depend upon its ability to enhance its existing products and to develop and introduce new products which conform to or support emerging network telecommunications standards, are compatible with a growing array of computer and peripheral devices, support popular computer and network operating systems and applications, meet a wide range of evolving user needs and achieve market acceptance. There can be no assurance that the Company will be successful in these efforts. The Company has incurred, and the Company expects to continue to incur, substantial expenses associated with the introduction and promotion of new products. There can be no assurance that the expenses incurred will not exceed research and development cost estimates or that new products will achieve market acceptance and generate sales sufficient to offset development costs. In order to develop new products successfully, the Company is dependent upon timely access to information about new technological developments and standards. There can be no assurance that the Company will have such access or that it will be able to develop new products successfully and respond effectively to technological change or new product announcements by others. Furthermore, the Company expects that printer and other peripheral manufacturers will add features to their products that make them more network accessible, which may reduce demand for the Company's print servers. There can be no assurance that products or technologies developed by others will not render the Company's products non-competitive or obsolete. The fax-on-demand market in general has been negatively affected by the growth of the Internet. Although the Company has new Web/fax/email products in development, there can be no assurance these products will compete successfully. Complex products such as those offered by the Company may contain undetected or unresolved hardware defects or software errors when they are first introduced or as new versions are released. Changes in the Company's or its suppliers' manufacturing processes or the inadvertent use of defective components by the Company or its suppliers could adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. The Company has in the past discovered hardware defects and software errors in certain of its new products and enhancements after their introduction. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that despite testing by the Company and by third-party test sites, errors will not be found in future releases of the Company's products, which would result in adverse product reviews and negatively affect market acceptance of these products.

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

Competition and Price Erosion

         The network enhancement products and computer software markets are highly competitive, and the Company believes that such competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce the prices of products. The Company currently competes principally in the market for network fax servers and network print servers and fax-on-demand software. Increased competition, direct and indirect, could adversely affect the Company's business and operating results through pricing pressure, loss of market share and other factors. In particular, the Company expects that, over time, average selling prices for its print server products will continue to decline, as the market for these products becomes increasingly competitive. Any material reduction in the average selling prices of the Company's products would adversely affect gross margins. There can be no assurance the Company will be able to maintain the current average selling prices of its products or the related gross margins.

         The principal competitive factors affecting the market for the Company's products include product functionality, performance, quality, reliability, ease of use, quality of customer training and support, name recognition, price, and compatibility and conformance with industry standards and changing operating system environments. Several of the Company's existing and potential competitors, most notably the Hewlett-Packard Company ("Hewlett-Packard") and Intel Corporation ("Intel"), have substantially greater financial, engineering, manufacturing and marketing resources than the Company. The Company also experiences competition from a number of other software, hardware and service companies. In addition to its current competitors, the Company may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripherals, communications and software companies. In the fax server market the Company competes with companies such as Applied Voice Technology, Inc., Omtool, Ltd. and Computer Associates International, Inc. There can be no assurance that competitors will not introduce products incorporating technology more advanced than the technology used by the Company in its products. In addition, certain competing methods of communications such as the Internet or electronic mail could adversely affect the market for fax products. Certain of the Company's existing and potential competitors in the print server market are manufacturers of printers and other peripherals, and these competitors may develop closed systems accessible only through their own proprietary servers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

International Sales

         Sales to customers located outside Canada and the United States accounted for approximately 24% and 31% of the Company's net sales in 2000 and 1999, respectively. The Company sells its products in approximately 40 foreign countries through approximately 50 international distributors. Macnica, the Company's principal Japanese distributor, accounted for approximately 61% and 60% of the Company's international sales in 2000 and 1999, respectively. The Company expects that international sales will continue to represent a significant portion of the Company's product revenues and that the Company will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. See also "Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses." Although the Company has not previously experienced any difficulties under foreign laws in exporting its products to other countries, there can be no assurance that the Company will not experience such difficulties in foreign countries in the future. In addition, because the Company primarily invoices its foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for the Company's products by causing its prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on the Company's international sales and a resulting material adverse effect on the Company's business, operating results and financial condition. The Company may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. See "Business -- Sales, Marketing and Distribution."

Lack of Product Revenue Diversification

         The Company derives substantially all of its sales from its fax and print server products. The Company is leveraging its expertise in these areas to develop new messaging features and products to support greater integration into corporate network environments and with Internet communications. See "Business -- Research and Product Development." The Company expects that its current products will continue to account for a majority of the Company's sales in the near future. A decline in demand for these products as a result of competition, technological change or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on the Company's business, operating results and financial condition.

Product Transition; Risk of Product Returns and Inventory Obsolescence

         From time to time, the Company may announce new products, product versions, capabilities or technologies that have the potential to replace or shorten the life cycles of existing products. The release of a new product or product version may result in the write-down of products in inventory if such inventory becomes obsolete. The Company has in the past experienced increased returns of a particular product version following the announcement of a planned release of a new version of that product. Although the Company provides an allowance for anticipated returns, and believes its existing policy results in the establishment of an allowance that is currently adequate, there can be no assurance that product returns will not exceed such allowance in the future and will not have a material adverse effect on the Company's business, operating results and financial condition.

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

Dependence on Suppliers and Subcontractors

         The Company's products incorporate or require components or sub-assemblies procured from third-party suppliers. Certain of these components or sub-assemblies are available only from a single source, and others are available only from limited sources. Certain key components of the Company's products, including a modem chip set from Rockwell International Corporation ("Rockwell") and a microprocessor from Motorola, Inc. ("Motorola"), are currently available from single sources. Other product components are currently available from only a limited number of sources. In addition, the Company subcontracts a substantial portion of its manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support the manufacturing requirements of the Company. Other than an agreement with Sercomm Corporation to manufacture certain print server products, the Company does not have material long-term supply contracts with third parties or any other sole or limited source vendors and subcontractors, and otherwise, purchases components or sub-assemblies on a purchase order basis. The Company's ability to obtain these components and sub-assemblies is dependent upon its ability to accurately forecast customer demand for its products and to anticipate shortages of critical components or sub-assemblies created by competing demands upon suppliers. If the Company were unable to obtain a sufficient supply of high-quality components or sub-assemblies from its current sources, the Company could experience delays in obtaining such components or sub-assemblies from other sources. Resulting delays or reductions in product shipments could adversely affect the Company's business, operating results and financial condition and damage customer relationships. Furthermore, a significant increase in the price of one or more of these components or sub-assemblies or the Company's inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect the Company's business, operating results and financial condition.

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

Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses

         The Company's success depends to a certain extent upon its technological expertise and proprietary software technology. The Company relies upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect its technologies. Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that the Company's current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. The Company also relies on technology licenses from third parties. There can be no assurance that these licenses will continue to be available to the Company upon reasonable terms, if at all. Any impairment or termination of the Company's relationship with third-party licensors could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's precautions will be adequate to deter misappropriation or infringement of its proprietary technologies. Furthermore, while the Company has obtained federal registration for many of its trademarks in the United States, certain of its trademarks have not been registered in the United States or foreign jurisdictions. There can be no assurance that the Company's use of such registered trademarks will not be contested by third parties in the future. See "Business -- Research and Product Development" and "--Proprietary Rights."

         The Company has received, and may receive in the future, communications asserting that its products infringe the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that third parties will not assert infringement claims against the Company with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. There can be no assurance that any such intellectual property litigation that may be brought in the future will not have a material adverse effect on the Company's business, operating results and financial condition. As a result of such claims or litigation, it may become necessary or desirable in the future for the Company to obtain licenses relating to one or more of its products or relating to current or future technologies, and there can be no assurance that it would be able to do so on commercially reasonable terms. See "Business --Research and Product Development" and "--Proprietary Rights."

Possible Volatility of the Company's Common Stock Price

         The price of the Company's Common Stock has fluctuated widely in the past. Sales of substantial amounts of the Company's Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the Company's Common Stock. The management of the Company believes that such past fluctuations may have been caused by the factors identified above as well as announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in the condition of the personal computer industry in general. These fluctuations, as well as general economic, political and market conditions, such as recessions or international currency fluctuations, may adversely affect the market price of the Company's Common Stock. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. The Company anticipates that prices for Castelle Common Stock may continue to be volatile. Such future stock price volatility for Castelle Common Stock may provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on the Company's business, operating results and financial condition.

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

Voting Control by Officers, Directors and Affiliates

         At March 13, 2001, the Company's officers and directors and their affiliates beneficially owned approximately 25% of the outstanding shares of Common Stock. Accordingly, together they had the ability to significantly influence the election of the Company's directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

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


                                    BUSINESS

General

         Castelle designs, develops, markets and supports server appliances providing office messaging solutions and other shared services. The Company's current products are focused on two areas: fax and integrated messaging products, including a range of software enhancements, and print servers. The

 Company's products consist of FaxPress, an integrated hardware/software network faxing solution; OfficeDirect, an integrated fax/email messaging system; InfoPress, an enterprise-level fax-on-demand software product and LANpress print servers. See "Business -- Research and Product Development."

         The Company's products have historically centered on fax and print servers and related technologies. Starting in 1997, the Company's revenues have declined as competition increased, primarily with the print server products in the Asia Pacific Region, while at the same time the Internet and other networking technologies advanced. As a result, the Company experienced annual operating losses during 1997 through 1999. During the past two years, management has redirected the Company's efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. Through the introduction of the enhanced fax messaging products that generate higher gross profits, restructuring and implementing numerous cost reductions, the Company was able to report operating profits in the fourth quarter of 1999 and in each of the four quarters of fiscal 2000.

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

          Fax Messaging Products: The increasing popularity of email and the Internet provided a boost to all types of electronic communications as many users and organizations became more comfortable and accustomed to their use. To further simplify and improve inter- and intra-organizational communications, corporate MIS departments are looking for ways to integrate different types of messaging into a unified messaging environment. Fax remains one of the key business communication tools and is one of the essential components of the corporate messaging environment. In corporate communication infrastructures, fax is being integrated into email. To facilitate this capability companies install email-integrated fax server systems.

          Fax servers allow users to send and receive faxes as easily as emails, using the same email application for both types of messages. A fax server can sort incoming faxes directly and deliver them electronically and confidentially to the electronic mailboxes of the intended recipients. Fax servers can also be used as an independent network shared messaging system in environments that require high volume incoming and outgoing faxes. Users are able to send and receive faxes directly from their computers or workstations, elimination the need to print a document, take it to a stand-alone fax machine and wait for its transmission. Fax servers can help reduce fax transmission costs by sending non-urgent faxes at an "off-peak" telephone rates and by utilizing a Fax-over-Internet technology.

          These fax servers can be implemented using complex software that require Windows NT or UNIX systems and specialized expensive fax modems. The other approach is a dedicated fax server appliance, such as the Castelle FaxPress.

          Automated delivery of information is another popular application of the fax technology. Fax-on-demand is the ability to use a touch-tone phone and a fax machine to request and receive copies of documents on demand. Although there are a wide variety of applications installed, the two most common applications are customer support and literature fulfillment applications. The largest industry using fax-on-demand is the high-technology sector, with applications also installed in travel, government, newspapers, manufacturing and non-profit organizations. Essentially, any company with information to disseminate publicly is a potential information-on-demand customer. Castelle's InfoPress product line provides a comprehensive solution for automated information delivery via fax and email.

          Integrated  Messaging  Servers.  Proliferation  of  various  types  of electronic communications created a need for unified messaging systems. Instead of using single-function software programs for different types of messages, such as emails and faxes, many users prefer to use a single application such as Microsoft Outlook for all messages. Integrating different systems to handle various message types can be complex and expensive. To simplify this process, next-generation messaging servers, such as Castelle's OfficeDirect Messaging Server, provide both email and fax capabilities in one integrated system.

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

         Focus on E-commerce and Other High Volume Distribution Channels: The Company has established a two-tier domestic and international distribution network of leading national and regional network product distributors and resellers including Ingram Micro and TechData. Castelle's products are well suited for sale by e-commerce vendors and the Company has been successful working with leading suppliers such as CDW, buy.com, Insight, MicroWarehouse domestically and Software Catalog and W-Store in Europe. The Company also sells through OEM vendors such as Fujitsu Ltd. in Japan (" Fujitsu") and Veritek ("Veritek") in Korea. The Company is focused on maintaining and strengthening its current distribution network in North America, Europe and Asia-Pacific regions.

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

          Fax Messaging Products: The Company offers the FaxPress family of email-integrated fax server appliances. The Company positions the FaxPress as the easiest way to add faxing to your network and integrate fax with email. FaxPress allows network users to send, receive, route, print, store, edit and retrieve fax transmissions from their own personal computers on a local area network. FaxPress can be integrated into an email system creating a unified fax/email messaging environment. FaxPress enables users to transmit documents directly to a fax device as easily as if they were printing to a laser printer or sending an email message. The product also provides network administration features like control, monitoring, logging or configuration. The Company's fax server products are designed to comply with current regulatory standards in the United States, Europe and the Pacific Rim. During fiscal 2000 and 1999, fax products represented 86% and 78%, respectively, of total net sales.

               Key features of the FaxPress products (configured with its current software versions) include:

                    Easy Installation and maintenance: FaxPress is a fax server appliance that is packaged with all necessary hardware and software. The hardware system is a small box with an integrated 10/100 Base-T Ethernet interface and one to eight intelligent fax modems. The FaxPress includes all required system and client software.

                    Support for popular network operating environments: FaxPress operates in any local area network based on Microsoft Windows 98, ME and 2000; Windows NT and NT Terminal Server; Novell NetWare or Linux servers.

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

                    Integration with many popular accounting and CRM applications: FaxPress is available with the Reform-for-FaxPress software package ("Reform") from FabSoft that allows users to send faxes from many popular accounting, financial and payroll systems including Oracle, SAP, PeopleSoft, Great Plains, ACCPAC, and Macola. Reform can support any application that supports form printing.

                    Ability to send faxes from many applications: Easy faxing from within any Windows, Windows 95/98 and Windows NT/2000 application such as Microsoft Office and Lotus Smart Suite.

                    Electronic delivery of faxes to desktops: FaxPress supports several methods to deliver incoming faxes direct to the email or fax inbox of the intended recipient. Such methods include DID (Direct Inward Dialing), DTMF (Dual Tone Multifrequency), T.30 sub-addressing, OCR (Optical Character Recognition) routing, line routing.

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

          The Company offers a family of FaxPress fax server systems ranging from entry-level products targeted to small businesses with under 50 users to high-end fax solutions capable of supporting enterprise-wide installations. The suggested U.S. list prices for FaxPress fax server products range from $1,495 to $9,995. The server pricing is based on hardware model, with no per-user costs. The FaxPress 2500, 5000 and 7000 family come with the FaxPress 6.x PRO version that adds integration with popular email packages, and many advanced fax management and integration features. FaxPress 6.x PRO is optional on FaxPress SBE. The following table summarizes the Company's FaxPress system products:

                                                                -------------------------------
                                                                     Network Environment
----------------------------------------------------------------------------------------------
                       Number of       Email                       NetWare     Windows NT/2000
                        Modems      Integration      Network    3.x, 4.x, 5.x     (IPX,IP)
Product Model                                       Topology        (IPX)
-----------------------------------------------------------------------------------------------
FaxPress SBE               1          Optional       Ethernet        |X|             |X|
FaxPress 2500              2            |X|          Ethernet        |X|             |X|
FaxPress 5000           4 or 8          |X|          Ethernet        |X|             |X|
FaxPress 7000              8            |X|          Ethernet        |X|             |X|
-----------------------------------------------------------------------------------------------



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

          Email-on-Demand: Email-on-demand allows a user to request and receive information on demand by using email. Auto-reply email exists today, but is limited to receiving one document, usually in text format. The main benefit of email-on-demand is the ability to share the document library with fax-on-demand.

          Web Integration: InfoPress supports Web HTML documents in the document library. The documents are automatically rendered into a fax document when required.


     Integrated Messaging Products: In 2000, Castelle introduced the OfficeDirect family of products designed to provide integrated email and fax communications to small offices. The OfficeDirect family consists of the OfficeDirect Messaging Server.100 and OfficeDirect Storage Server.100. The OfficeDirect Messaging Server is an integrated e-mail/fax messaging server appliance tailored to meet the needs of small offices or workgroups that need to provide robust communication services to network users. It combines an SMTP and POP3 e-mail server with a full-featured fax server in a plug-n-forget, easy-to-use, economical system, which includes all necessary hardware and software. The OfficeDirect Messaging Server integrates e-mail and fax services into the Microsoft Outlook client software. The OfficeDirect Storage Server is a complimentary product to the messaging server and provides convenient and reliable storage for the network system files and messages. It also provides generic network storage and printer sharing to network users.

     Print Servers: Printer sharing continues to be one of the important benefits of computer networking. Print servers are the most efficient and economical way of sharing printers on networks. While demand for print servers in various sizes of businesses continues to grow, the market is very competitive. Castelle has been involved in the print server business for more than ten years. After continuous improvements on the cost and feature set, Castelle's LANpress has become a well-received print server product line. Our latest print server models incorporate a RISC microprocessor, Fast Ethernet, Windows 2000, Internet Printing and many other attractive new features. Castelle LANpress JR is the world's smallest print server commercially available today. It's similar in size to that of a standard printer cable connector. The suggested U.S. list price for LANpress print servers ranges from $149 to $345. During fiscal 1999 and 2000, print server products represented 20% and 14%, respectively, of total net sales.

     The following table summarizes the Company's line of LANpress external print servers:

                                            -------------------------------------------------
                                                        Network Environment
                                            -------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                 Ethernet                           Windows                     Flash
     Product Configuration        Network   NetWare      UNIX       95/98/         Apple       Upgrade      Internet
                                 Interface  3.x,        TCP/IP      NT/2000      Ethertalk    Capability    Printing
                                            4.x, 5.x
----------------------------------------------------------------------------------------------------------------------
LANpress JR 10/100 MP (1)         10/100       |X|        |X|         |X|           |X|           |X|         |X|
LANpress 3P/100                   10/100       |X|        |X|         |X|           |X|           |X|         |X|
LANpress Jr. MP (2)                 10         |X|        |X|         |X|           |X|           |X|         |X|
LANpress 2000 2+1 MP (3)          10/100       |X|        |X|         |X|           |X|           |X|         |X|

----------------------------------------------------------------------------------------------------------------------

                  (1) 1 Centronics parallel port
                  (2) Connects directly to port on Printer
                  (3) Numbers refer to the number of parallel and serial port connections, respectively.


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

     In the year 2000, the Company developed new versions of its FaxPress servers offering simpler integration with PBX's and email systems. The FaxPress 7500 offers 8 lines of fax and a 4-channel integrated DID or E&M converter that significantly simplifies implementation of a fax system that provides automated delivery of incoming faxes into individual mailboxes.

     The current FaxPress fax server product line is continuously enhanced to offer greater integration into corporate networking environments with such features as:

     o Integrated storage for system files and messages;
     o Integrated email interfaces;
     o Network-environment-independent operation; and
     o Always-on operation.

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

Sales, Marketing and Distribution

     Castelle sells its products through multiple channels, determined by the product, market and customer need. The Company has an established two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. The Company also sells through OEM vendors such as Fujitsu in Japan. Software enhancements and options that complement the FaxPress products are primarily marketed directly by the Company to registered end users. The direct sales group works closely with distributors and VARs in qualifying sales opportunities for the fax and print server products. The Company also sells some products through the on-line store on its Web site. The Company's European headquarters located in the UK provides sales and support services for Europe.

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

     The Company's five largest distributors accounted for approximately 43% of the Company's net sales in fiscal 2000 and 42% of its net sales in fiscal 1999. Ingram, the Company's largest domestic distributor, one single end-customer and Macnica, the Company's principal Japanese distributor, accounted for approximately 17%, 15% and 15%, respectively, of the Company's net sales in 2000 and 12%, 3% and 18%, respectively, of its net sales in 1999. Sales to customers located in the Pacific Rim and Europe comprised approximately 24% and 31% of the Company's net sales in fiscal 2000 and fiscal 1999, respectively. In 2000, the Company terminated its agreement with Merisel, a domestic distributor, due to the change in the distributor's business strategy, which was not in line with the Company's. The Company's distributors typically represent other products that are complementary to or compete with those of the Company. While the Company attempts to encourage its distributors to focus on Castelle's products through a variety of marketing and support programs, our distributors may give higher priority to products of other suppliers, thereby reducing the efforts they devote to selling our products. In particular, certain of our competitors, including Hewlett-Packard and Intel, sell a substantially higher total dollar volume of products through several of the Company's large U.S. distributors and, as a result, the Company believes such distributors give higher priority to products offered by such competitors. The Company's distributors are not contractually committed to future purchases of the Company's products and could discontinue carrying the Company's products at any time for any reason. The Company has a stock rotation policy with certain of its distributors that allows them to return marketable inventory against offsetting orders. In the event that the Company reduces its prices, the Company credits certain of its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. See "Business -- Risk Factors - Dependence on Suppliers and Subcontractors."

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

Manufacturing

     The Company's current in-house manufacturing operations consist primarily of material planning, assembly, final testing, quality control and service repair. Certain of the Company's manufacturing operations are performed by third party manufacturers that provide customized, integrated manufacturing services, including procurement, manufacturing and associated printed circuit board assembly. The Company also relies on SerComm to manufacture certain of its print server products. These arrangements enable the Company to shift certain costs to such providers, thereby allowing the Company to focus resources on its product development efforts. The failure of such manufacturers, particularly SerComm, to meet their contractual commitments to the Company could cause delays in product shipments, thereby potentially adversely affecting the Company's business, operating results and financial condition.

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

Government Regulation

     See "Business -- Risk Factors -- Government Regulations."

Employees

     As of March 1, 2001, the Company employed a total of 68 full-time equivalent personnel, 14 in manufacturing, 19 in sales and marketing, 9 in engineering, 14 in customer service and 12 in finance and administration. The Company has not experienced a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

Executive Officers

     The names of the executive officers of the Company and their ages as of March 1, 2001 are set forth below:

Name              Age                Position
Donald L. Rich    59   Chairman of the Board, President, Chief Executive Officer
Paul Cheng        52   Vice President, Finance and Administration, Chief
                        Financial Officer and Secretary
Eric Chen         48   Vice President, Engineering
Edward J. Heinze  55   Vice President, Sales, Americas
Michael Petrovich 39   Vice President, International Sales
Boris Elpiner     47   Vice President, Marketing




Donald L. Rich

          Mr. Rich joined the Company in November 1998 and has served as Chief Executive Officer and President from November 1998 to the present. Mr. Rich became Chairman of the Board in May 1999. Mr. Rich has served as Chief Financial Officer from April 1999 to March 2001 and Secretary from February 2000 to March 2001. From January 1997 until November 1998, Mr. Rich was self-employed as a consultant. From 1993 through 1997, Mr. Rich was Chief Executive Officer and President of Talarian Corporation, a provider of communications middleware software. Prior to that, he held various sales and marketing management positions at Integrated Systems, Inc. and International Business Machines Corporation. Mr. Rich holds a BS degree in Mechanical Engineering from Purdue University and an MBA from the Stanford Graduate School of Business.

Paul Cheng

          Mr. Cheng joined the Company in April 2000 and has served as Vice President, Finance and Administration since that time. In March 2001, Mr. Cheng was appointed as Chief Financial Officer and Secretary. Mr. Cheng brings more than 20 years of financial experience from a successful career that was launched in Hong Kong where he was the Plant Controller of Fairchild Semiconductor operations. Before joining Castelle, he served as the Vice President of Finance and Administration at Eclipse International, Inc., a systems development company, from April 1997 to March 2000. In addition, he has held various executive positions including the Vice
     President  of Finance at  Quintus  Corporation,  a  developer  of  customer relations management software from December 1993 to August 1995 and Corporate Controller at Power Integration, Inc., a semiconductor manufacturer from October 1995 to March 1997. Mr. Cheng is a member of the Chartered Certified Accountants and holds a BS degree in Accounting from the Baptist College in Hong Kong.

Eric Chen

          Mr. Chen joined the Company in 1989 and was appointed Vice President, Engineering in May 2000. Mr. Chen initially worked on software development projects including developing the first FaxPress e-mail gateways, porting FaxPress to non-Novell platforms, and the first menu-driven installation and configuration programs for both FaxPress and LANpress. Most recently, Mr. Chen has been the Director of Print Server Product Marketing and Business Unit and has managed the engineering development and manufacturing business relationships with Castelle partners. Before joining Castelle, Mr. Chen was with 3COM, a network solutions provider. Mr. Chen has a BS in Engineering from Taiwan and an MS in Computer Science from the University of Massachusetts.

Edward J. Heinze

          Mr. Heinze has been with Castelle Inc. since 1994. Mr. Heinze was appointed Vice President, Sales, Americas in January 2000. Prior to his appointment to Vice President, Mr. Heinze served Castelle as Product Manager of the Fax Product Line, and Regional Sales Manager. Before joining Castelle, Mr. Heinze served in several capacities at Visual/White Pine Software, a software developer, including Vice President of Sales. Prior to his tenure at White Pine, he was Chief Operations Officer for XMARK, a computer systems manufacturer, and Vice President of Sales and Marketing at EIT, Millicom, Olympia, and Ontel. He holds a BS degree from Waynesburg College.

Michael Petrovich

          Mr. Petrovich, Vice President, International Sales, joined Castelle in 1992. He was appointed Vice President, International Sales in October 2000. Prior to joining Castelle, Mr. Petrovich was the marketing communications manager for Novell's National Reseller Organization, a software company. In this role Mr. Petrovich focused on business strategies and development of Novell's direct reseller sales channel. Before joining Novell, Mr.
     Petrovich held sales and marketing positions at Excelan, a LAN manufacturer, and International Microcircuits Incorporated, a semiconductor company. Since joining Castelle, Mr. Petrovich has concentrated on developing the Asia Pacific marketplace and its distribution sales channel. Most recently Mr. Petrovich has taken on the responsibilities for all sales outside the Americas, including Asia and Europe. Mr. Petrovich holds a BA in Behavioral Sciences from San Jose State University.

Boris Elpiner

         Mr. Elpiner, Vice President, Marketing is one of the members of the original management team. He joined Castelle's technical staff in 1988 and has been responsible for the hardware design of FaxPress and several other products. In 1990, Mr. Elpiner assumed the role of the print server product line manager, and later the fax server product line manager. He left Castelle in 1995 and until 1999 worked for Global Village Communications, a communications systems provider and Cadence Design Systems, a systems design company. In 1999 Mr. Elpiner rejoined Castelle to lead our marketing efforts and assist with the strategic product direction for the Company. He was appointed Vice President, marketing in October 2000. Before joining Castelle in 1988, Mr. Elpiner worked for Daisy Systems, MCC Powers, Matsushita Electric, and Northern Telecom. Mr. Elpiner has an MSEE from the Moscow Institute of Telecommunications and a Masters in Engineering Management from Northwestern University.

ITEM 2.       PROPERTIES

     The Company's headquarters, including its executive offices and corporate administration, development, manufacturing, marketing, sales and technical services/support facilities, are located in Morgan Hill, California in approximately 16,600 square-feet of leased office space. The Company occupies this facility under a lease, the term of which expires in December 2005. The Company moved into this new facility in December 2000 from the previous location in Santa Clara, California, after the Santa Clara lease expired. The Company also occupies an additional 2,000 square-feet of leased office space located in El Dorado Hills, California. This facility is under a lease, expiring in March 2001. The Company does not have any intention to extend the lease, but instead, will consolidate the El Dorado Hills operations with the headquarters in Morgan Hill. In addition, the Company rents office space for sales and customer support offices in Illinois, Pennsylvania and the United Kingdom. The Company believes its existing facilities will be adequate to meet its requirements for the foreseeable future.


ITEM 3.       LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Subsequent to our Annual Meeting of Shareholders held on May 10, 2000, there were no matters submitted to a vote of securities holders in the remainder of fiscal 2000. The voting results from the Annual Meeting of Shareholders were included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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

FISCAL 1999                         HIGH                LOW
     First Quarter                  $1.50               $0.50
     Second Quarter                 $1.16               $0.38
     Third Quarter                  $1.25               $0.62
     Fourth Quarter                 $2.38               $0.88

FISCAL 2000                         HIGH                LOW
     First Quarter                  $4.00               $1.13
     Second Quarter                 $2.13               $1.16
     Third Quarter                  $1.88               $1.00
     Fourth Quarter                 $1.44               $0.75

     As of December 31, 2000, there were 116 holders of record of the Company's Common Stock. On March 13, 2001 the last sale price reported on the Nasdaq SmallCap Market for the Company's Common Stock was $1.31 per share.

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

                                                                     Years ended December 31,
                                         ..........................................................................
                                              2000            1999           1998            1997           1996
                                         --------------  -------------  --------------  ------------   ------------
                                                             (in thousands, except per share amounts)
INCOME STATEMENT DATA:
  Net Sales                                 $14,832         $16,116         $21,746        $25,343        $29,461

  Gross Profit                               $9,380         $ 8,404         $11,598        $13,507        $14,468
  Gross Profit as a % of Net Sales              63%             52%             53%            53%            49%

  Net income/(loss)                            $732         ($3,555)        ($7,534)       ($6,895)        $5,724
  Net income/(loss) as a % of Net Sales          5%            (22%)           (35%)          (27%)           19%

  Net income/(loss) per share - diluted       $0.14          ($0.78)         ($1.67)        ($1.54)         $1.45

BALANCE SHEET DATA:
  Cash and Cash Equivalents                  $3,893          $4,714          $3,924         $6,204         $8,161
  Working Capital                            $3,876          $3,555          $6,763        $10,816        $13,163
  Total Assets                               $8,543          $8,502         $12,494        $18,926        $27,303
  Long-term Liabilities                         $63              --             $98            $52             --
  Shareholders' Equity                       $4,683          $4,020          $7,501        $14,855        $21,616

     Net loss for fiscal 1999, 1998 and 1997 included net charges for restructuring and other non-recurring items of $400,000, $1.1 million and $6.1 million respectively, and a net benefit of $2.5 million in fiscal 1996. For detailed information on these transactions see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Other Charges and Amortization of Intangible Assets" and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.


Quarterly Results of Operations


     The following table sets forth certain unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2000. This information is unaudited, but in the opinion of management, has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, hade been included in the amounts stated below to present fairly the unaudited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

Selected Quarterly Data (unaudited)

                                                    Fiscal Year 2000, Quarter Ended
                       ----------------------------------------------------------------------------
                                   Mar  31            Jun  30           Sep  29            Dec  31
                       ----------------------------------------------------------------------------
                                          (in thousands, except per share data)
Revenue                             $4,100             $3,761            $3,730             $3,241
Gross profit                         2,451              2,451             2,416              2,062
Profit from operations                 168                214               224                 59
Net profit                             169                211               240                112
Net profit per share                  0.03               0.04              0.05               0.02



                                                    Fiscal Year 1999, Quarter Ended
                       ----------------------------------------------------------------------------
                                  Apr  02            Jul  02            Oct  01            Dec  31
                       ----------------------------------------------------------------------------
                                           (in thousands, except per share data)
Revenue                            $4,468             $3,738             $4,017             $3,893
Gross profit                        1,619              1,985              2,470              2,330
Profit/(loss) from operations      (1,418)            (1,462)              (867)                97
Net profit/(loss)                  (1,411)            (1,460)              (798)               114
Net profit/(loss) per share         (0.33)             (0.31)             (0.17)              0.02




ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the "Special Note on Forward Looking Statements" at the front of this Annual Report on Form 10-K.

     Our  products  have  historically  centered  on fax and print  servers  and
related   technologies.   Starting  in  1997,  our  revenues  have  declined  as
competition increased, primarily with the print server products in the Asia Pacific Region, while at the same time the Internet and other networking technologies advanced. As a result, we experienced annual operating losses beginning from fiscal 1997 through fiscal 1999. During the past three years, we have redirected our efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. We introduced our new products, the FaxPress 5000 in February 1999, FaxPress 2500 in November 1999, FaxPress SBE in February 2000, the FaxPress 7500 in September 2000 and the OfficeDirect family of products in the fourth quarter of 2000. Through mainly the release of these enhanced products in the fax messaging family, our gross profit improved and the total cost of sales have decreased from 46.7% in fiscal 1997 to 36.8% in fiscal 2000.

     In fiscal 1997, we announced and began to implement a restructuring plan, which was mostly completed in fiscal 1999. As a result, operating expenses, not including non-recurring restructuring charges, were reduced from $14.6 million in fiscal 1997 to $14.1 million, $11.6 million and $8.7 million, respectively, in fiscal 1998, 1999 and 2000.

     With the gross profit improvement, restructuring and implementing numerous other product cost reductions, we were able to report an operating profit in the fourth quarter of fiscal 1999, and in each of the four quarters in fiscal 2000.

     Additionally, increased cash management provided a positive cash flow in fiscal 1999 and improved working capital in fiscal 2000.


Results of Operations

     Comparison of Years Ended December 31, 2000 and 1999

          Net Sales

               Net sales consist of sales from product sales, which are calculated net of returns and allowances, plus extended warranty contracts, to distributors and end-users. Sales of products to end-users are recognized upon shipment. Sales of products to distributors who have limited stock rotation rights are also recognized upon shipment, but are reduced by our estimates of anticipated exchanges and returns, even though we require our distributors to purchase additional products of equal value for the rotated products. Revenue from the sale of extended warranty contracts is recognized ratably over the period of the contracts.

               Net sales decreased 8% to $14.8 million in fiscal 2000 from $16.1 million in fiscal 1999. The decline of $1.3 million in net sales resulted primarily from lower sales of our print server products of $1.1 million, or 35%, mainly to customers in the Asia Pacific region and a slight decrease of $157,000, or 1%, in sales of our fax server products mainly to the domestic channels.

               International sales were $3.6 million in fiscal 2000 as compared to $4.9 million in fiscal 1999, representing 24% and 31%, respectively, of total net sales. Lower international sales were largely due to reduced demand for our print server products in Europe and Asia Pacific regions. Most of our international sales have been denominated in U.S. dollars and thus could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

               Domestic  sales  were  $11.1  million  in  fiscal  2000  and were consistent with fiscal 1999, and represented 75% and 69%, respectively, of total net sales for fiscal 2000 and fiscal 1999, respectively.

               In fiscal 2000, two distributors and one customer accounted for approximately 17%, 15% and 15% of our net sales. In fiscal 1999, the same two distributors and one customer accounted for approximately 12%, 18% and 3% of net sales, respectively.


         Cost of Sales; Gross profit

               Gross profit is equal to net sales less cost of sales. Cost of sales includes cost of materials, including components, manuals, diskettes, packaging materials, assembly and shipping, as well as certain royalties. Cost of sales also includes compensation costs and overhead related to the Company's manufacturing operations, obsolescence and manufacturing costs and warranty expenses. Gross profit increased to $9.4 million, or 63% of net sales, in fiscal 2000, from $8.4 million, or 52% of net sales, in fiscal 1999. Efficiencies realized from the restructuring in fiscal 1998 and fiscal 1999, continuous product cost reductions and outsourcing of manufacturing contributed to the improvements in gross profit in fiscal 2000. In fiscal 1999, we also recognized $1.5 million of expenses related to the disposal of obsolete inventory.

         Research and Development

               Research and development expenses consist primarily of employee-related expenses and expensed material and facility costs associated with the development of new products. Research and product development expenses were $1.8 million and $2.7 million in fiscal 2000 and fiscal 1999, respectively, and represented 12% and 17% of net sales for those periods. The absolute dollar amount of research and product development expense decreased in fiscal 2000 due to improved expense controls and staff reductions that occurred in fiscal 1999. Research and development spending has supported existing products and the development of unified messaging server appliances. However, we continue to be committed to the development of highly competitive new products and services through the efficient utilization of our engineering resources.


         Sales & Marketing

               Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives, product promotion expenses, facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses were $5.3 million and $6.7 million for fiscal 2000 and fiscal 1999, respectively, and represented 36% and 42% of net sales for those periods. The reduction in expenses compared to fiscal 1999 was largely due to a reduction in personnel related costs, occupancy and other cost savings.


         General & Administrative

               General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and auditing expenses. General and administrative expenses were $1.7 million and $2.1 million for fiscal 2000 and fiscal 1999, respectively, or 11% and 13% of net sales for those periods. The decrease in expenses in fiscal 2000 was mostly due to lower legal and personnel related costs.


         Restructuring and Other Charges & Amortization of Intangible Assets

               There were no restructuring and other charges recorded in fiscal 2000.

               In fiscal 1999, we recognized a restructuring charge of $402,000 for expenses associated with our exit from the Object-Fax NT product line including the disposition of excess inventory, reductions in personnel and the write-off of excess office space. This disposition is expected to reduce our operating costs in future years.

               In April 1998, we acquired the Object-Fax NT product from Tolvusamskipti HF, an Icelandic corporation. A portion of the purchase price was allocated to in-process research and development, and, accordingly, we recorded a one-time charge against earnings in the second quarter of fiscal 1998 of $1.1 million, as the technology acquired had not reached technological feasibility and had no alternative future use. We also recorded intangible assets of $160,000, which were amortized over 12 months, resulting in a $120,000 charge in fiscal 1998. In determining the amount of in-process research and development, we engaged an independent valuation firm to conduct an appraisal of the acquired assets. The intangible assets acquired, including in-process research and development, were valued based on estimates of future cash flows discounted to their present value at risk-adjusted rates of return.

         Interest and other income, net

               Interest and other income, net, was $73,000 and $99,000 in fiscal 2000 and fiscal 1999, respectively. The reduction in other income reflected mostly higher translation losses from foreign currency transactions in fiscal 2000, and higher bank and credit card processing fees offset in part by higher interest income due to changes in cash balances and interest rates.


         Provision for Income Taxes

               In fiscal 2000, our provision for incomes taxes was $6,000, representing state taxes only. Our current income tax provision was offset by the utilization of our net operating loss carry forward.

               In fiscal 1999, our provision for income taxes was $4,000, representing state taxes only. Because of our net loss in fiscal 1999, there were no federal nor substantial state income taxes recognized.

     Comparison of Years Ended December 31, 1999 and 1998

          Net Sales

               Net sales decreased 26% from $21.7 million in fiscal 1998 to $16.1 million in fiscal 1999. The sales shortfall resulted primarily from lower sales of our main product lines, including a $3.7 million decrease in print server products in Asia, and our efforts to manage down the inventory in the distribution channels. Sales in fiscal 1998 had been reduced by increases in the sales return allowance of $1.2 million.

               International sales were $4.9 million and $8.3 million in fiscal 1999 and fiscal 1998, respectively, representing 31% and 38% and, respectively, of net sales. Lower international sales were the result of a reduction in general demand for our print server products in Asia and increased local competition in Europe.

               Domestic sales were $11.2 million in fiscal 1999, as compared to $13.5 million in fiscal 1999, representing 69% and 62%, respectively, of total net sales. This reduction of $2.3 million, or 17% was chiefly due to managing down the inventory in the distribution channels.

               In fiscal 1999, two separate distributors accounted for approximately 18% and 12% of net sales. In fiscal 1998, the same distributors accounted for approximately 26% and 15% of net sales, respectively.


          Cost of Sales; Gross profit

               Gross profit decreased to $8.4 million, or 52% of net sales in fiscal 1999, from $11.6 million, or 53% of net sales in fiscal 1998. During fiscal 1999, we reduced manufacturing overhead by $400,000 through reduction of personnel and other cost savings, but recognized $1.5 million of expenses related to disposal of obsolete inventory.


          Research and Development

                  Research and development expenses were $2.7 million and $2.9 million in fiscal 1999 and fiscal 1998, respectively, representing 17% and 13% of total net sales for those periods. The slight reduction in research and development expenses in fiscal 1999 compared to fiscal 1998 was mainly due to improved expense controls.


          Sales & Marketing

               Sales and marketing expenses were $6.7 million in fiscal 1999 and $8.8 million in fiscal 1998, representing 42% and 40%, respectively, of total net sales for those periods. The expense decline in was due to a reduction in personnel, lower marketing promotion, trade show, occupancy and other cost savings.


          General & Administrative

               General and administrative expenses were $2.1 million and $2.4 million for fiscal 1999 and fiscal 1998, respectively, or 13% and 11% of net sales for those periods. The decrease in expenses in fiscal 1999 was chiefly due to a lower allowance for doubtful accounts and overall cost savings, offset by increases in the amounts paid for administrative salaries and bonuses.


          Interest and other income, net

               Interest and other income, net, was $99,000 and $174,000 in fiscal 1999 and fiscal 1998, respectively. The higher interest income reflected mostly higher cash balances in fiscal 1998.


          Provision for Income Taxes

               In fiscal 1999, our provision for income taxes was $4,000, representing state taxes only. Because of our net loss in fiscal 1999, there were no federal nor substantial state income taxes recognized. In addition, the tax benefit for 1999 was entirely offset by an increase in our valuation allowance against our deferred tax assets, including the benefit from our net operating loss carry forward.
               In the fourth quarter of 1998, due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, we provided a full valuation allowance against our deferred tax asset, resulting in a non-recurring, non-cash charge of $4.0 million.

Liquidity and Capital Resources

     Since our initial public offering of common stock in December 1995, our principal source of funding has been cash from our operations, with some funding from capital equipment lease lines. As of December 31, 2000, we had $3.9 million of cash and cash equivalents, reduced from $4.7 million as of December 31, 1999. The reduction in cash and cash equivalents in fiscal 2000 was attributable in part to a cash settlement in early 2000 for $474,000 of a dispute with a vendor and a $500,000 investment in December for leasehold improvements in our new headquarters in Morgan Hill, California. Working capital, defined as current assets less current liabilities, improved slightly to $4 million at December 31, 2000 from $3.6 million at December 31, 1999.

     We have a $3.0 million secured revolving line of credit with a bank, which expires in March 2001, pursuant to which we may borrow 100% against pledges of cash at the bank's prime rate (9.50% at December 31, 2000). Borrowings under this line of credit agreement are collateralized by all of our assets. We are in compliance with the terms of the agreement, and at December 31, 2000 had no borrowings under the line of credit. We expect to negotiate an extension of this line of credit.

     In December 1997, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount up to $288,000. The amounts borrowed are subject to interest of 10.11%, were repayable by December 2000, and were partially collateralized by a certificate of deposit of $125,000, which is included as restricted cash on the accompanying balance sheet. The loan was completely paid off as of December 31, 2000. The restricted cash was returned to us in February 2001.

     In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan is subject to interest of 12.82% and is repayable by December 2006. As of December 31, 2000, the future minimum payments are $72,000.

     As of December 31, 2000, net accounts receivable were $2.1 million, an increase from $1.5 million at December 31, 1999. The increase was mostly attributable to slower than expected collections.

     Net inventories as of December 31, 2000 were $1.4 million, consistent with net inventories at December 31, 1999. Due to the continued decline in sales of our print server products, we have less of the related components and finished inventory, but have increased inventory in fiscal 2000 in relation to our enhanced fax server and OfficeDirect products.

     We acquired additional property and equipment of $593,000, $184,000, and $223,000 in fiscal 2000, 1999 and 1998, respectively. The increase in property and equipment in fiscal 2000 was largely a reflection of the investment of leasehold improvements in our new headquarters, and excluded capital equipment of $75,000 purchased through an equipment lease.

     In fiscal 1998, we acquired the Object-Fax NT product line for a total purchase price of $1.4 million, including $300,000 in cash and 440,000 shares of Castelle Common Stock.

     Although we believe that our existing capital resources and expected cash flows from operations will be sufficient to meet its anticipated capital requirements at least through the next 12 months, we may be required to seek additional equity or debt financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for existing and new products and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We  considered  the  provision  of  Financial   Reporting  Release  No.  48
"Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 2000. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements; therefore we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market account or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment. However, sharp declines in interest rates could seriously harm interest earnings on this account.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The following financial statements of the Company and the report of the Company's independent accountants are included in Item 14:

                                                                                     Page in
                                                                                    Form 10-K

    Report of Independent Accountants.............................................    F-1
    Consolidated Balance Sheets as of December 31, 2000 and 1999..................    F-2
    Consolidated Statements of Operations for the years ended
         December 31, 2000, 1999 and 1998.........................................    F-3
    Consolidated Statement of Shareholders' Equity for the years ended
         December 31, 2000, 1999 and 1998.........................................    F-4
    Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998.........................................    F-5
    Notes to Consolidated Financial Statements....................................    F-6


     (b) The following financial statement schedules of Castelle for the years ended December 31, 2000, 1999 and 1998 are filed as part of this Form 10-K and should be read in conjunction with the Company's Financial Statements.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

     The information required by this Item concerning the Company's directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in the Company's definitive Proxy Statement related to the 2001 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed by the Company with the Securities and Exchange Commission.

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


     (b)  Reports on Form 8-K - None


     (c)  Exhibits

          3.1(1)  Amended and Restated Articles of Incorporation of the Company.
          3.2 Amended and Restated Bylaws of the Company, as amended through January 25, 2001.
          4.1     Reference is made to Exhibits 3.1 and 3.2.
         10.1(2)* 1995  Non-Employee  Directors' Stock Option Plan, as amended, and form of Director Stock Option Agreement.
         10.2(1)* Form of Indemnity  Agreement  between the Registrant and each of its directors and executive officers.
         10.3(1)  OEM Purchase  Agreement dated May 23, 1995, by and between the Registrant and SerComm Corporation.
         10.4(1)  Distribution Agreement dated February 26, 1990, by and between the Registrant and Ingram Micro D Inc.
         10.5(1)  Distributor  Contract dated June 25, 1991, as amended
                  June 25,1991, by and between the Registrant and Tech Data Corporation.
         10.6(1)  Distribution  Agreement dated March 26, 1992, as amended
                  March 26, 1992, by and between the Registrant and
                  Merisel, Inc.
         10.7(1)  Distributor  Agreement  dated October 1, 1990, by and between the Registrant and Vitek.
         10.8(1)  International  Distributor  Agreement dated February 24,
                  1994, by and between the Registrant and Macnica.
         10.9(3)* 1988  Equity  Incentive  Plan,  as amended and form of option agreements.
         10.11(2)*Form  of  Executive   Severance  and  Transition   Benefits
                  Agreement between the Company and Messier. D. Rich.
         10.12(4)*Employment  agreement  between the Company and Messier.  D.
                  Rich.
         11.1 Computation of Net Income (Loss) Per Share. Reference is made to page F-20 of the Notes to Consolidated Financial Statements.
         23.1     Consent of PricewaterhouseCoopers LLP.
         24.1     Power of Attorney. Reference is made to the signature page.

     ------------------
     (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 33-99628-LA-) or amendments thereto and incorporated herein by reference.
     (2) Filed as an exhibit to the Company Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
     (3) Filed as an exhibit to the Company's Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

     (4) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.
      * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, an amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the thirtieth day of March 2001.


                                 By:    /S/ DONALD L. RICH
                                 -----------------------------------------------
                                  Donald L. Rich
                                  Chief Executive Officer and President



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

Name                                       Title                                   Date


/S/ DONALD L. RICH     Chairman of the Board and Director,                      March 29, 2001
------------------
Donald L. Rich         Chief Executive Officer, President (principal executive
                       officer)

/S/ PAUL CHENG         Vice  President,   Finance  and  Administration,   Chief March 29, 2001
--------------         Financial  Officer   (principal   accounting   officer),
Paul Cheng             Secretary


/S/ PETER TIERNEY      Director                                                 March 29, 2001
-----------------
Peter Tierney

/S/ SCOTT MCDONALD     Director                                                 March 29, 2001
------------------
Scott McDonald

/S/ ROBERT HAMBRECHT   Director                                                 March 29, 2001
--------------------
Robert Hambrecht

/s/ JACK HOWARD        Director                                                 March 29, 2001
---------------
Jack Howard

Castelle and Subsidiaries
Consolidated Financial Statements
as of December 31, 2000 and 1999
and for each of the three years in the
period ended December 31, 2000

                        Report of Independent Accountants




To the Board of Directors and
Shareholders of Castelle


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Castelle and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
San Jose, California
February 14, 2001

Castelle and Subsidiaries
Consolidated Balance Sheets
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                                ....................................
                                                                                     2000                1999
                                                                                ----------------   -----------------
Assets
Current assets:
    Cash and cash equivalents                                                        $   3,893           $   4,714
    Restricted cash                                                                        125                 125
    Accounts receivable, net of allowance for doubtful accounts
           of $285 in 2000 and $493 in 1999                                              2,083               1,525
    Inventories                                                                          1,363               1,411
    Prepaid expenses and other current assets                                              209                 262
                                                                                ----------------   -----------------
           Total current assets                                                          7,673               8,037

Property and equipment, net                                                                768                 387
Other, net                                                                                 102                  78
                                                                                ----------------   -----------------

             Total assets                                                             $  8,543            $  8,502
                                                                                ================   =================

Liabilities and Shareholders' Equity
Current liabilities:
    Long-term debt, current portion                                                    $     9            $     98
    Accounts payable                                                                     1,014               1,336
    Accrued liabilities                                                                  2,681               3,048
                                                                                ----------------   -----------------
           Total current liabilities                                                     3,704               4,482

Long-term debt, net of current portion                                                      63                   -
                                                                                ----------------   -----------------
           Total liabilities                                                             3,767               4,482
                                                                                ----------------   -----------------

Commitments (see Note 5)

Shareholders' Equity:
    Preferred stock, no par value:
      Authorized:  2,000 shares in 2000 and 1999
      Issued and outstanding:  none in 2000 and 1999                                         -                   -
    Common stock, no par value:
      Authorized:  25,000 shares
      Issued and outstanding: 4,741 shares in 2000
           and 4,641 shares in 1999                                                     28,976              29,002
    Deferred compensation                                                                  (17)               (67)
    Accumulated deficit                                                                (24,183)            (24,915)
                                                                                ----------------   -----------------
           Total shareholders' equity                                                    4,776               4,020
                                                                                ----------------   -----------------

             Total liabilities and shareholders' equity                              $   8,543           $   8,502
                                                                                ================   =================




                                      F-2
   The accompanying notes are an integral part of these financial statements.

Castelle and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------
                                                                                 Years Ended December 31
                                                               ........................................................
                                                                     2000                1999               1998
                                                               -----------------   -----------------  -----------------

Net sales                                                            $  14,832           $  16,116          $  21,746
Cost of sales                                                            5,452               7,712             10,148
                                                               -----------------   -----------------  -----------------
        Gross profit                                                     9,380               8,404             11,598
                                                               -----------------   -----------------  -----------------

Operating expenses:
    Research and development                                             1,759               2,741              2,878
    Sales and marketing                                                  5,293               6,732              8,776
    General and administrative                                           1,663               2,139              2,443
    Amortization of intangible assets                                        -                  40                120
    Restructuring and other charges                                          -                 402              1,124
                                                               -----------------   -----------------  -----------------
                                                                         8,715              12,054             15,341
                                                               -----------------   -----------------  -----------------

           Operating income/(loss)                                         665              (3,650)            (3,743)

Interest income, net                                                       195                 126                170
Other income (expense), net                                               (122)                (27)                 4
                                                               -----------------   -----------------  -----------------

Income/(loss) before provision for
    income taxes                                                           738              (3,551)            (3,569)
Provision for income taxes                                                   6                   4              3,965
                                                               -----------------   -----------------  -----------------

           Net income/(loss)                                          $    732          $   (3,555)        $   (7,534)
                                                               =================   =================  =================

Net income/(loss) per common share - basic                            $   0.16           $   (0.78)         $   (1.67)
                                                               =================   =================  =================

Shares used in per share calculation - basic                             4,664               4,579              4,507
                                                               =================   =================  =================

Net income/(loss) per common share - diluted                          $   0.14           $   (0.78)         $   (1.67)
                                                               =================   =================  =================

Shares used in per share calculation - diluted                           5,080               4,579              4,507
                                                               =================   =================  =================

                                      F-3
   The accompanying notes are an integral part of these financial statements.

Castelle and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2000, 1999 and 1998
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                  Notes
                                                                                Receivable
                                                                                   for
                                                                                Purchase
                                                                                    of
                                                           Common Stock           Common      Deferred    Accumulated
                                                     ..........................   Stock     Compensation    Deficit       Total
                                                       Shares        Amount
                                                     ------------  ------------ ----------- ------------- ------------ ------------
Balances, December 31, 1997                               4,490     $  28,955     $  (274)      $     -    $ (13,826)   $  14,855
    Repurchase of common stock                             (293)         (384)          -             -            -         (384)
    Issuance of common stock through
      exercise of stock options                              40            12           -             -            -           12
    Issuance of common stock in
      connection with acquisitio                            100           500           -             -                       500
    Deferred  compensation related to options issued to       -           160           -          (160)           -            -
    consultant
    Amortization of deferred compensation                     -             -           -            40            -           40
    Compensation   expense   related  to  fully  vested
    options
      granted to consultant                                   -            12           -             -            -           12
    Net loss                                                  -             -           -             -       (7,534)      (7,534)

                                                     ------------  ------------ ----------- ------------- ------------ ------------
Balances, December 31, 1998                               4,337     $             $  (274)      $ (120)    $ (21,360)    $  7,501
                                                                       29,255

    Issuance of common stock through
      exercise of stock options                              17            10           -             -            -           10
    Issuance of common stock in
      connection with acquisition                           340             -           -             -            -            0
    Amortization of deferred compensation                                                            53                        53
    Repayment of notes receivable                             -             -          11             -            -           11
    Cancellation of notes receivable                                                  263                                     263
    Retirement of  restricted stock                         (53)         (263)          -             -            -         (263)
    Net loss                                                  -             -           -             -       (3,555)      (3,555)

                                                     ------------  ------------ ----------- ------------- ------------ ------------
Balances, December 31, 1999                               4,641     $  29,002       $    -      $   (67)   $ (24,915)    $  4,020
                                                     ------------  ------------ ----------- ------------- ------------ ------------

    Issuance of common stock through
      exercise of stock options                              30            24           -             -            -           24
    Exchange of warrants
      for common stock                                       70             -           -             -            -            -
    Deferred  compensation related to options issued to       -            17           -           (17)           -            -
    consultant
    Write-off of deferred compensation
         related to cancelled options                         -           (67)          -            67            -            -
    Net                                                       -             -           -             -           732         732
    income

                                                     ------------  ------------ ----------- ------------- ------------ ------------
Balances, December 31, 2000                               4,741     $  28,976       $    -       $ (17)    $ (24,183)    $  4,776
                                                     ============  ============ =========== ============= ============ ============

                                      F-4
   The accompanying notes are an integral part of these financial statements.

Castelle and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 Year Ended December 31,
                                                                   ....................................................
                                                                        2000              1999              1998
                                                                   ----------------  ----------------  ----------------
Cash flows from operating activities:
    Net income  (loss)                                                  $     732       $    (3,555)      $    (7,534)
    Adjustments to reconcile net income (loss) to
      net cash (used in) provided by operating activities:
        Depreciation and amortization                                         260               440               640
        Purchased in-process research and development                           -                 -             1,124
        Provision for doubtful accounts and sales returns                    (257)                -               909
        Provision for excess and obsolete inventory                           (80)            1,579               418
        Compensation expense related to grant of stock options                  -                53                52
        Loss on disposal of fixed assets                                      (10)               81                40
        Changes in assets and liabilities:
           Accounts receivable                                               (301)            1,947            (1,108)
           Inventories                                                        128               749              (371)
           Prepaid expenses and other current assets                           53               136               175
           Other assets                                                       (24)               34                24
           Accounts payable                                                  (322)             (748)              772
           Accrued liabilities                                               (367)              333                95
           Deferred income taxes                                                -                 -             3,934
                                                                   ----------------  ----------------  ----------------
             Net cash (used in)/provided by operating activities             (188)             1,049             (830)
                                                                   ----------------  ----------------  ----------------

Cash flows from investing activities:
    Acquisition of property and equipment                                    (593)             (184)             (223)
    Proceeds from sale of fixed assets                                         34                 -                 -
    Acquisition of Object-fax product line                                      -                 -              (910)
                                                                   ----------------  ----------------  ----------------
             Net cash used in investing activities                           (559)             (184)           (1,133)
                                                                   ----------------  ----------------  ----------------

Cash flows from financing activities:
    (Increase) decrease in restricted cash                                      -                 -               142
    Proceeds from notes payable                                                 -                 -               (87)
    Repayment of notes payable                                                (98)              (96)                -
    Proceeds from collection of note receivable for stock                       -                11                 -
    Proceeds from  issuance of common stock and  warrants,  net of             24                10              (372)
    repurchases
                                                                   ----------------  ----------------  ----------------
             Net cash used in financing activities                            (74)              (75)             (317)
                                                                   ----------------  ----------------  ----------------

Net (decrease) increase in cash and cash equivalents                         (821)              790            (2,280)

Cash and cash equivalents, beginning of period                                                3,924             6,204
                                                                            4,714
                                                                   ----------------  ----------------  ----------------

Cash and cash equivalents, end of period                               $    3,893        $    4,714        $    3,924
                                                                   ================  ================  ================

Supplemental information:
    Cash paid during the period for:
      Interest                                                          $       6         $      19         $      27
      Income taxes                                                      $       5         $      47         $       5
    Noncash investing and financing activities:
      Issuance  of common  stock  for  acquisition  of  Object-fax      $       -         $       -         $     500
      product line
      Note payable for fixed asset acquisition                          $      75         $       -         $       -
      Warrants converted into common stock                              $      70         $       -         $       -

                                      F-5
   The accompanying notes are an integral part of these financial statements.

Castelle and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.     Business and Organization of the Company

Castelle designs, develops, markets and supports server appliances providing office messaging solutions and other shared services. The Company's current products are focused on two areas: fax and integrated messaging products, including a range of software enhancements, and print servers. The Company's products consist of FaxPress, an integrated hardware/software network faxing solution; OfficeDirect, an integrated fax/email messaging system; InfoPress, an enterprise-level fax-on-demand software product and LANpress print servers.

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

2.       Summary of Significant Accounting Policies

     Basis of consolidation
The consolidated financial statements include the accounts of Castelle and its wholly owned subsidiaries in the United States, the United Kingdom and the Netherlands. All intercompany balances and transactions have been eliminated.

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

     Certain risks and concentrations
Ongoing customer credit evaluations are performed by the Company, and collateral is not required. The Company maintains allowances for potential returns and credit losses, and such returns and losses have generally been within management's expectations. Three customers accounted for 59% of accounts receivable at December 31, 2000 and three customers accounted for 42% of accounts receivable at December 31, 1999.

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

In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The impact of SAB 101 has not had a material impact on the financial position or results of operations of the Company.

     Advertising costs
Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $1,171,000, $889,000 and $1,963,000 in 2000, 1999 and 1998,
respectively.

     Foreign currency translation
The functional currency of the Company's foreign subsidiary is the U.S. dollar. Foreign currency translation gains and losses are reported in the statement of operations. For fiscal 2000, the Company experienced a foreign currency loss of $77,000. There were no significant foreign currency gains or losses in fiscal 1999 and 1998.

     Net income/(loss) per share
Basic net income/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding for that period. Diluted net income/(loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options and warrants.

     Restructuring
In 1999, the Company recognized a restructuring charge of $402,000, including the disposition of assets associated with the Company's exit from the ObjectFax NT product line of $213,000, reducing headcount by 14 for a charge of $110,000, the write-off of excess office space of $63,000 and other costs of $16,000. As of December 31, 1999, the Company had made actual payments of $295,000. In fiscal 2000, the Company continued to pay vacated lease payments of $23,000, leaving a balance of $84,000 for future obligations.

     Comprehensive income
Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" disclosure of comprehensive income and its components is required in financial statements. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, therefore, no separate statement of comprehensive income has been presented.

     Segment information
The Company has determined that it uses one measurement of profitability of its business for internal reporting, and therefore operates in one segment. The Company's international operations in 2000, 1999 and 1998 are discussed in Note 11.

     New accounting pronouncements
Under Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," companies are required to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in fair value shall be recognized currently in earnings. Management believes the impact of SFAS No. 133 will not be material on the financial position or results of operations of the Company. The Company will adopt SFAS No. 133, as amended, in its first quarterly filing for fiscal 2001.

3.   Acquisition of the Object-Fax NT Product Line

In April 1998, the Company completed its acquisition of the Object-Fax NT product line, a facsimile software application designed for LAN's, WAN's and Internet-based networks, from Tolvusamskipti HF, an Icelandic corporation. The acquisition has been accounted for as a purchase, valued at approximately $1.4 million, included the exchange of $300,000 in cash, 100,000 shares of Castelle common stock, and the right to receive either additional cash or the number of shares of Castelle common stock on the date six months after the acquisition necessary to make the fair market value of the common stock and additional cash received in the transaction not less than $500,000. Since the value of the Castelle common stock received in the transaction was less than $500,000 on the date six months after the acquisition, an additional 339,560 shares of Castelle common stock were issued to Tolvusamskipti HF on April 9, 1999. The results of the operations of Object-Fax NT product line were included in the results of the Company since acquisition. In connection with the acquisition, Castelle also entered into asset acquisition agreements with Traffic USA, Inc. and Traffic Software USA, Inc. in which Castelle acquired fixed assets and intellectual property rights associated with the marketing, sales, distribution and support of the Object-Fax NT software. In exchange for these assets, Castelle paid $135,000 and agreed to pay a royalty on sales of the Object-Fax NT software, not to exceed $75,000 or to be paid beyond 24 months after the acquisition. Additionally, Castelle entered into consulting and non-competition agreements with key employees of Traffic USA, Inc. and Traffic Software USA, Inc. A portion of the purchase price was allocated to in-process research and development, and, accordingly, the Company recorded a one-time charge against earnings in 1998 of $1.1 million. The amount of the purchase price allocated to in-process research and development related to products for which technological feasibility had not been established and for which there was no alternative future use. Further, the Company recorded intangible assets of $160,000, which were amortized over 12 months.

In 1999, the Company decided to discontinue the Object-FAX NT product line and recorded a restructuring reserve of $402,000.

4.   Balance Sheet Detail (in thousands)

Inventories:

                                         December 31,
                               ..................................
                                    2000              1999
                               ----------------  ----------------

 Raw material                          $  335            $  136
 Work in process                          201               300
 Finished goods                           827               975
                               ----------------  ----------------

                                     $  1,363          $  1,411
    Total inventories
                               ================  ================


Property and equipment:

                                                             December 31,
                                                   ..................................
                                                        2000              1999
                                                   ----------------  ----------------

  Production, test and demonstration equipment            $   350           $   281
  Computer equipment                                        1,157             1,099
  Office equipment                                             92                67
  Leasehold improvements                                      395               118
                                                   ----------------  ----------------
                                                            1,994             1,565
  Less accumulated depreciation and amortization           (1,226)           (1,178)
                                                   ----------------  ----------------

     Total property and equipment                         $   768           $   387
                                                   ================  ================


The Company recorded depreciation and amortization related to property and equipment of $260,000 in 2000, $382,000 in 1999 and $491,000 in 1998. Castelle
follows the IRS recommendations regarding useful lives of the assets.

Accrued liabilities:

                                                             December 31,
                                                   ..................................
                                                        2000              1999
                                                   ----------------  ----------------

  Accrued compensation                                     $  852            $  990
  Accrued sales and marketing                                 349               368
  Accrued professional fees                                   416               404
  Deferred revenue                                            486               451
  Other                                                       578               835
                                                   ----------------  ----------------

                                                         $  2,681          $  3,048
     Total accrued liabilities
                                                   ================  ================



5.     Commitments

The Company entered into noncancelable operating leases expiring in 2006, and is responsible for certain maintenance costs, taxes and insurance under the leases. The Company entered into a lease for a new facility in Morgan Hill, California, in August 2000 and relocated its corporate headquarters in December 2000 after the lease at the Santa Clara, California location expired at the same time. The lease on the new facility has a term of 5 years, expiring in December 2005 with one conditional three-year option, which, if exercised, would extend the lease to December 2008 commencing with rent at ninety-five percent of fair market value. Future minimum payments under noncancelable operating leases are as follows (in thousands):

  Year Ended December 31,
        2001                                                           $   254
        2002                                                               260
        2003                                                               271
        2004                                                               282
        2005                                                               278
  Thereafter                                                                14
                                                                ----------------
                                                                      $  1,359
                                                                ================

Rent expense, including the facility lease and equipment rental, was $510,000, $466,000, and $584,000 for 2000, 1999 and 1998, respectively.


6.     Bank Borrowings

The Company has a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2001, pursuant to which the Company may borrow 100% against pledges of cash at the bank's prime rate (9.50% at December 31, 2000). Borrowings under this line of credit agreement are collateralized by all of the assets of the Company. The Company was in compliance with the terms of the agreement, and at December 31, 2000 had no borrowings under the line of credit.


7.     Long-Term Debt

In December 1997, the Company entered into a loan and security agreement with a finance company for an amount of $288,000. The amounts borrowed were subject to interest of 10.11%, and were repaid in December 2000, and were partially collateralized by a certificate of deposit of $125,000, which is included as restricted cash on the accompanying balance sheet.

In December 2000, the Company entered into a loan and security agreement with a finance company for an amount of $75,000. This loan is subject to interest of 12.82% and is repayable by December 2006. As of December 31, 2000, future minimum lease payments are $103,000 as follows (in thousands):

  Year Ended December 31,
        2001                                                            $   18
        2002                                                                18
        2003                                                                18
        2004                                                                18
        2005                                                                17
  Thereafter                                                                14
                                                                ----------------
     Total minimum lease payments                                          103
  Less amount representing interest                                        (31)
                                                                ----------------
     Present value of capital lease obligations                             72
  Less current portion                                                      (9)
                                                                ----------------
     Long-term portion of capital lease obligations                     $   63
                                                                ================

8.     Common Stock

In connection with the sale of common stock to two executives (153,000 shares at $0.20 per share in October 1994 and 53,000 shares at $5.00 per share in April
1995), the Company had the right to repurchase the shares at cost in the event of termination of service. These rights lapsed ratably through 1999. During 1999, the Company repurchased 53,000 shares from the executives at $5.00 per share.

A deferred compensation expense of $93,000 was recognized in 1998 and 1999 related to a grant of stock options to a consultant. Deferred compensation of $67,000 was written off in 2000 as the options were cancelled. In 2000, the Company granted an additional 20,000 options to other consultants. These options were recorded at fair value and will be amortized over their five year term. There were 55,000, 160,000 and 152,000 of options to consultants outstanding at December 31, 2000, 1999 and 1998, respectively, of which 35,000, 77,000 and 27,000 were exercisable at a weighted exercise price of $52,000, $117,000 and $44,000 in 2000, 1999 and 1998, respectively.

       Non-Employee Directors' Stock Option Plan
In November 1995, the Company's Board of Directors adopted the 1995 Non-Employee Directors' Stock Option Plan ("Directors Plan"). As of December 31, 2000, 120,000 shares of the Company's common stock have been reserved for issuance under the Directors Plan and activity under the Plan is as follows (in thousands):

                                                                               Outstanding Options
                                                            ..........................................................
                                                                                                           Weighted
                                                                                                           Average
                                              Available        Number        Exercise                      Exercise
                                              for Grant      of Shares        Price          Total          Price
                                             -------------  ------------- --------------- -------------  -------------

      Balances, January 1, 1998                      110             10   $6.12 - $8.00           $74       $7.20
      Options granted                                (11)            11   $2.37 - $2.38            26       $2.38
      Options cancelled                                -              -                             -           -
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1998                     99             21   $2.37 - $8.00          $100       $4.69
      Options granted                                (26)            26   $0.34 - $0.56           $10       $0.39
      Options cancelled                                8             (8)  $0.56 - $8.00          ($24)      $3.00
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1999                     81             39   $0.34 - $8.00           $86       $2.20
      Options granted                                (30)            30   $1.94                   $58       $1.94
      Options cancelled                               10            (10)  $0.56 - $8.00          ($60)      $5.97
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 2000                     61             59    $0.34-$2.38         $   84       $1.42
                                             =============  =============                 =============  =============

At  December  31,  2000,  1999,  and 1998  35,000,  24,000 and  27,000  options, respectively, were exercisable at a weighted average exercise price of $43,000, $79,000, and $44,000, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows (in thousands, except years and per share data):

                       Options Outstanding                                 Options Exercisable
 ...................................................................  .................................
                                      Weighted
                                      Average         Weighted                           Weighted
   Range of                          Remaining         Average                            Average
   Exercise          Number         Contractual       Exercise           Number          Exercise
    Prices         Outstanding          Life            Price          Exercisable         Price
---------------- ----------------  --------------- ----------------  ---------------- ----------------

  $0.00-$0.50                20         8.3             $0.34                    16        $0.34
  $0.51-$0.75                 2         8.2             $0.56                     2        $0.56
  $0.76-$2.00                30         9.2             $1.94                    10        $1.94
  $2.01-$3.00                 7         7.2             $2.37                     7        $2.37

                 ----------------                                    ----------------
                 ----------------                                    ----------------
                             59         8.6             $1.40                    35        $1.21
                 ================                                    ================


       1988 Incentive Stock Plan
       Under the 1988 Incentive Stock Plan ("1988 Plan"), the Board of Directors may grant either the right to purchase shares or options to purchase shares of the Company's common stock at prices not less than the fair market value at the date of grant for incentive stock options and 85% of the fair market value for non-qualified options and purchase rights. Options granted under the 1988 Plan generally become exercisable, and the Company's right to repurchase shares issued and sold pursuant to stock purchase rights lapses, at a rate of one-quarter of the shares under option or purchased under stock purchase rights at the end of the first year and thereafter ratably over the next three years and generally expire seven years from the date of grant. As of December 31, 2000, there were no stock purchase rights outstanding, and no shares purchased pursuant to stock purchase rights were subject to repurchase by the Company.

       Option activity under the 1988 Plan was as follows (in thousands):

                                                                               Outstanding Options
                                                            ..........................................................
                                                                                                           Weighted
                                                                                                           Average
                                              Available        Number        Exercise                      Exercise
                                              for Grant      of Shares        Price          Total          Price
                                             -------------  ------------- --------------- -------------  -------------

      Balances, January 1, 1998                      624            965    $0.20-$7.75       $  4,381       $4.54
      Options granted                             (1,466)         1,466    $1.00-$3.50          2,406       $1.64
      Options cancelled                            1,105         (1,105)   $0.20-$7.75         (4,929)      $4.46
      Options exercised                                 -           (40)   $0.20-$1.55            (12)      $0.30
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1998                    263          1,286    $0.20-$7.75       $  1,846       $1.43
      Options granted                               (657)           657    $0.88-$1.03            604       $0.92
      Options cancelled                              617           (617)   $0.20-$6.88           (962)      $1.56
      Options exercised                                 -           (17)   $0.20-$1.56            (10)      $0.62
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 1999                    223          1,309    $0.20-$1.56       $  1,477       $1.13
      Options granted                               (256)           256    $0.88-$1.88            289       $1.13
      Options cancelled                              342           (342)   $0.20-$1.56           (440)      $1.29
      Options exercised                                 -           (30)   $0.20-$1.56            (24)      $0.77
                                             -------------  -------------                 -------------  -------------

      Balances, December 31, 2000                    309          1,193    $0.20-$1.56       $  1,302       $1.09
                                             =============  =============                 =============  =============

At December  31,  2000,  1999 and 1998  721,000,  644,000  and 508,000  options, respectively, were exercisable at a weighted average exercise price of $812,000, $761,000 and $1,023,000, respectively.

In August 1998, the company offered employees the right to cancel certain outstanding stock options at original exercise prices and receive new options with a new exercise price. The new exercise price was $1.56 per share, based on the closing price of common stock on the date employees agreed to cancel their original outstanding stock options. Options to purchase a total of 942,000 shares at original exercise prices ranging from $2.50 to $7.75 per share were cancelled and new options were issued in August 1998. In return for the lower exercise price, each optionee agreed that no portion of a repriced option would be exercisable until six months after the effective date of the repricing.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No.25" ("FIN 44"). This Interpretation clarifies (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of the previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company adopted FIN 44 during the fiscal year 2000.

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly no compensation cost has been recognized for the Non-Employee Directors' Stock Option Plan or the 1988 Incentive Stock Plan.

Had compensation cost for these Plans been determined based on the fair value at the grant date for awards since January 1, 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                      2000              1999              1998
                                                                 ---------------   ----------------  ----------------

       Net income - as reported                                          $  732         $  (3,555)        $  (7,534)
       Net income - pro forma                                               589            (3,834)           (8,690)
       Net income per share - basic - as reported                          0.16             (0.78)            (1.67)
       Net income per share - basic - pro forma                            0.13             (0.84)            (1.93)
       Net income per share - diluted - as reported                        0.14             (0.78)            (1.67)
       Net income per share - diluted - pro forma                          0.12             (0.84)            (1.93)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 2000, 1999 and 1998:

                                                                      2000              1999              1998
                                                                 ---------------   ----------------  ----------------

       Risk-free interest rate                                    5.85%-6.44%         5.08%-5.98%         5.20%
       Expected life                                              6.71 years          5.62 years          4.4 years
       Expected dividends                                              -                  -                 -
       Volatility                                                     163%              143%               79%


The weighted average fair value of options granted in 2000, 1999 and 1998 was $1.21, $0.85 and $1.05 per share, respectively

The options outstanding and currently exercisable by exercise price at December 31, 2000, including those issued to Directors and outsiders, are as follows (in thousands, except years and per share data):

                                    Options Outstanding                                 Options Exercisable
             ...................................................................  .................................
                                                   Weighted
                                                   Average         Weighted                           Weighted
                Range of                          Remaining         Average                            Average
                Exercise          Number         Contractual       Exercise           Number          Exercise
                 Prices         Outstanding          Life            Price          Exercisable         Price
             ---------------- ----------------  --------------- ----------------  ---------------- ----------------

               $0.00-$0.20                13         6.9             $0.20                    13        $0.20
               $0.21-$0.50                20         8.3             $0.34                    17        $0.34
               $0.51-$0.75                 2         8.2             $0.56                     2        $0.56
               $0.76-$1.00               744         5.6             $0.93                    48        $0.94
               $1.01-$1.25               171         5.9             $1.09                    34        $1.03
               $1.26-$1.50                91         6.0             $1.32                    10        $1.47
               $1.51-$1.75               236         3.5             $1.57                   210        $1.57
               $1.76-$2.00                31         9.1             $1.94                    10        $1.94
               $2.01-$2.50                 7         7.2             $2.37                     7        $2.37
                              ----------------                                    ----------------
                                       1,315         5.4             $1.11                   787        $1.12
                              ================                                    ================


       Warrants
The Company had 233,000 outstanding fully exercisable warrants at December 31, 1999 at a price range from $1.00 to $8.40.

The warrant holders have certain demand and registration rights as specified in the warrant agreement. In March 2000, warrants to purchase 133,000 shares of common stock were exercised whereby the holders of these warrants, received, in a "cash-less" exchange, 70,000 shares of common stock. The other warrants to purchase 100,000 shares of common stock outstanding, which had a strike price of $8.40, expired in December 2000 without being exercised.

       Notes receivable
At December 31, 1998, the Company held notes receivable of $274,000, which bear interest between 6.3% and 7.05% per annum, from two executive officers, issued in connection with the purchase of common stock under restricted stock purchase agreements. In 1999, the Company repurchased 53,000 shares of the Company's common stock from the executive officers upon their termination of service and cancelled the notes receivable of $263,000 with the remaining balance paid in cash.

9.     Income Taxes

The Company's provision for income taxes consists of the following (in thousands):

                                                               Year Ended December 31,
                                                 ....................................................
                                                      2000              1999              1998
                                                 ---------------   ----------------  ----------------
Current:
    Federal                                            $     -            $     -           $     -
    State                                                    6                  4                 -
    Foreign                                                  -                  -                 1
                                                 ---------------   ----------------  ----------------
                                                             6                  4                 1
                                                 ---------------   ----------------  ----------------
Deferred:
    Federal                                            $     -            $     -             3,495
    State                                                    -                  -               469
                                                 ---------------   ----------------  ----------------
                                                             -                  -             3,964
                                                 ---------------   ----------------  ----------------

                                                       $     6            $     4          $  3,965
                                                 ===============   ================  ================

Current federal tax provision is net of the benefit of the utilization of brought forward losses of $378,000 (none in 1999 and 1998). Current state tax provision is net of the benefit of the utilization of brought forward losses of $393,000 (none in 1999 and 1998).

The Company's tax provision differs from the provision computed using statutory income tax rates as follows (in thousands):

                                                                     2000              1999              1998
                                                                ----------------  ----------------  ----------------

           Federal tax (benefit) at statutory rate                    $   210           $ (1,135)         $   (754)
           Permanent difference due to
               non-deductible expenses                                      36                19                21
           State taxes (benefit), net of federal benefit                    4                (98)             (173)
           Change in valuation allowance                                 (190)             1,332             5,001
           General business credits                                       (54)              (114)             (131)
           Other                                                             -                 -                 1
                                                                ----------------  ----------------  ----------------

                                                                        $    6            $    4         $  3,965
                                                                ================  ================  ================

The components of the net deferred tax assets are as follows (in thousands):

                                                                                     December 31,
                                                                          ...................................
                                                                               2000               1999
                                                                          ----------------  -----------------

               Inventory allowances and adjustments                              $   149            $   190
               Accounts receivable allowances                                         70                105
               Other liabilities and allowances                                      929                788
               Net operating loss carryforwards                                    4,644              4,987
               Tax credit carryforwards                                            1,271                796
               Depreciation and amortization                                         654                706
               Valuation allowance                                                (7,717)            (7,572)
                                                                          ----------------  -----------------

                    Total net deferred tax assets                                $     -            $     -
                                                                          ================  =================

Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax asset balance.

At December 31, 2000, the Company had net operating loss carryforwards of approximately $13,084,000 and $3,347,000 available to offset future federal and California taxable income, respectively. These loss carryforwards expire from 2003 through 2019.

For federal and state income tax purposes, a portion of the Company's net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

The Company's loss before provision for income taxes is substantially all from domestic operations.


10.    Retirement Plan

The Company has a voluntary 401(k) plan covering substantially all employees. The plan provides for employer contributions at the discretion of the Board of Directors. In 2000, 1999 and 1998, the Company made no contributions to the plan.

11.    Major Customers and Segment Information

Revenues by geographic area are determined by the location of the end user and are summarized as follows (in thousands):

                                                                  Years Ended December 31,
                                                     ...................................................
                                                          2000              1999              1998
                                                     ----------------  ----------------  ---------------
  North America                                           $  11,260         $  11,199        $  13,442
  Europe                                                        853             1,605            2,148
  Pacific Rim                                                 2,719             3,312            6,156
                                                     ----------------  ----------------  ---------------

                                                          $  14,832         $  16,116        $  21,746
     Total revenues
                                                     ================  ================  ===============


Customers that individually accounted for greater than 10% of net sales are as follows (in thousands):

                                                     Years Ended December 31,
                   ..............................................................................................
                               2000                             1999                            1998
    Customer          Amount        Percentage         Amount        Percentage         Amount       Percentage
-----------------  -------------- ---------------  --------------- ---------------  --------------- -------------
       A               $  2,485        17%              $  1,998        12%              $  3,752       17%
       B                  2,213        15%                   518          3%                    -         -%
       C                  2,183        15%                 2,948        18%                 5,569       26%

12.    Computation of Net Income/(Loss) per Share

Basic and diluted earnings per share are calculated as follows for 2000, 1999 and 1998 (in thousands except per share amounts):

                                                                2000              1999              1998
                                                          ---------------   ----------------  ----------------
Basic:
   Weighted average shares                                        4,664              4,579             4,507
                                                          ===============   ================  ================
   Net income/(loss)                                            $   732          $  (3,555)        $  (7,534)
                                                          ===============   ================  ================
   Net income/(loss) per share                                 $   0.16          $   (0.78)        $   (1.67)
                                                          ===============   ================  ================
Diluted:
   Weighted average shares                                        4,664              4,579             4,507
   Common equivalent shares from stock options                      416                  -                 -
                                                          ---------------   ----------------  ----------------

   Shares used in per share calculation                           5,080              4,579             4,507
                                                          ===============   ================  ================

   Net income(loss)                                             $   732          $  (3,555)        $  (7,534)
                                                          ===============   ================  ================

   Net income(loss) per share                                  $   0.14          $   (0.78)        $   (1.67)
                                                          ===============   ================  ================

Due to the losses in the periods, the calculation of diluted shares outstanding for 1999 and 1998 excludes 1,508,000, and 1,540,000 stock options, respectively, as their effect was antidilutive in the period. In 2000, no shares were excluded.

        Report of Independent Accountants on Financial Statement Schedule





To the Board of Directors of Castelle:

Our audits of the consolidated financial statements of Castelle and subsidiaries referred to in our report dated February 14, 2001 appearing in this Form 10-K of Castelle and Subsidiaries also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.









San Jose, California
February 14, 2001

Castelle and Subsidiaries                                            Schedule II
Valuation and Qualifying Accounts
(in thousands)
--------------------------------------------------------------------------------

                                                                            Additional
                                                          Balance at        Charged to                          Balance at
                                                           Beginning         Costs and                            End of
                                                           of Period         Expenses         Deductions          Period
                                                        ----------------  ----------------  ----------------  ----------------

Year Ended December 31, 1998:
Deducted from asset accounts:
    Allowance for doubtful accounts                            $   490           $    257          $     27           $   720
    Allowance for excess and obsolete inventory                $   395           $    418          $     22           $   791

Year Ended December 31, 1999:
Deducted from asset accounts:
    Allowance for doubtful accounts                            $   720           $     -           $    227           $   493
    Allowance for excess and obsolete inventory                $   791           $  1,579          $  1,911           $   459

Year Ended December 31, 2000:
Deducted from asset accounts:
    Allowance for doubtful accounts                            $   493           $    257           $   465           $   285
    Allowance for excess and obsolete inventory                $   459           $     80           $   173           $   366


Castelle and Subsidiaries
Index To Exhibits
--------------------------------------------------------------------------------




EXHIBIT
NUMBER           DESCRIPTION
--------------------------------------------------------------------------------
   3.2           Amended and Restated Bylaws of Castelle.
  23.1           Consent of PricewaterhouseCoopers LLP.
  24.1           Power of Attorney.  Reference is made to the signature page,
                 (page 36).