Form 10-K/A
period 2000-12-31
CASTELLE \CA\
filed 2001-04-30
CIK 908605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

      |X| AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in any amendment to this Form 10-K or in definitive proxy or information statements incorporated by reference in Part III
                             of this Form 10-K |X|.

       The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common
    Stock reported on the Nasdaq SmallCap on April 9, 2001 was approximately
                                  $2,943,000.

Shares of Common Stock held by persons who hold more than 10% of the outstanding shares, and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

 The number of shares of Common Stock of the Registrant outstanding as of April
                             9, 2001 was 4,742,060.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.
                      EXPLANATORY NOTE TO AMENDMENT NO. 1
Amendment No. 1 revises Part III of this Form 10-K to include information previously omitted. With the exception of the inclusion of such information in
Part III, all information contained in this Report on Form 10-K was current as of the date of filing of the original Report on April 2, 2001 and the Company has not undertaken to update the same in this Amendment No. 1.


                                    CASTELLE
                                    FORM 10-K
                                TABLE OF CONTENTS


                                                                                                                                PAGE

PART I............................................................................................................................3.

     ITEM 1.      BUSINESS........................................................................................................3.

     ITEM 2.      PROPERTIES.....................................................................................................20.

     ITEM 3.      LEGAL PROCEEDINGS..............................................................................................20.

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........................................................20.

PART II..........................................................................................................................21.

     ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  SHAREHOLDER MATTERS............................................................................................21.

     ITEM 6.       SELECTED FINANCIAL DATA.......................................................................................22.

     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                   AND RESULTS OF OPERATION......................................................................................23.

     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................28.

     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................................28.

     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................28.

PART III.........................................................................................................................29.

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................................29.

     ITEM 11.     EXECUTIVE COMPENSATION.........................................................................................30.

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................................35.

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................................36.

PART IV..........................................................................................................................36.

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................................36.


SIGNATURES.......................................................................................................................39.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The following Report contains forward-looking statements,  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry, including the ability of the Company to continue to
(i) develop, introduce and achieve market acceptance of new products, (ii) be profitable, (iii) be cash flow positive, (iv) improve on working capital, (v) control operating expenses, (vi) maintain proper inventory levels, (vii) deliver quality customer support and (viii) keep accounts payable current. We use words such as "plan," "expect," "intend," "believe," "anticipate," "estimate" and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. All of our forward-looking statements involve risks and uncertainties. The Company's actual results could differ significantly from our expectations and from the results expressed in or implied by these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Report. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances.

                                     PART I

ITEM 1.   BUSINESS
The following summary should be read in conjunction with, and is qualified in its entirety by, the more detailed information and Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

                                  INTRODUCTION

Castelle was incorporated in California in 1987, and its principal offices are located at 855 Jarvis Drive, Suite 100, Morgan Hill, California 95037. Unless the context otherwise requires, references in this Form 10-K to "we," "us," or the "Company" refer to Castelle. The Company's telephone number is (408) 852-8000. Castelle(R), LANpress(R) and JetPress(R) are registered trademarks and InfoPress(TM) is a trademark of the Company. This Annual Report on Form 10-K includes trademarks and trade names of other companies.

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

The introduction of new or enhanced products requires the Company to manage the transition from older products. The Company must manage new product introductions so as to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands. The Company has from time to time experienced delays in the shipment of new products. There can be no assurance that future product transitions will be managed successfully by the
Company. See "Business - Products," "Business - Research and Product Development," and "Business - Sales, Marketing and Distribution."

Key Personnel
The Company's success depends to a significant degree upon the continued contributions of the Company's key management, marketing, product development and operational personnel. The success of the Company will depend to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. The Company's inability to retain and attract key employees could have a material adverse effect on the Company's product development, business, operating results and financial condition. The Company does not carry key person life insurance with respect to any of its personnel. See "Business - Research and Product Development."

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

        o         Integration with many popular accounting and CRM applications:
                  FaxPress is available with the Reform-for-FaxPress software package ("Reform") from FabSoft that allows users to send faxes from many popular accounting, financial and payroll systems including Oracle, SAP, PeopleSoft, Great Plains, ACCPAC, and Macola. Reform can support any application that supports form printing.

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

The Company offers a family of FaxPress fax server systems ranging from entry-level products targeted to small businesses with under 50 users to high-end fax solutions capable of supporting enterprise-wide installations. The suggested U.S. list prices for FaxPress fax server products range from $1,495 to $9,995. The server pricing is based on hardware model, with no per-user costs. The FaxPress 2500, 5000 and 7000 family come with the FaxPress 6.x PRO version that adds integration with popular email packages, and many advanced fax management and integration features. FaxPress 6.x PRO is optional on FaxPress SBE. The following table summarizes the Company's FaxPress system products:



                                                                                       --------------------------------------------
                                                                                                        Network Environment
-----------------------------------------------------------------------------------------------------------------------------------
Product Model              Number of Modems      Email Integration    Network Topology       Network 3.x, 4.x,      Windows NT/2000
                                                                                                5.x (IPX,IP)
-----------------------------------------------------------------------------------------------------------------------------------

FaxPress SBE                      1                  Optional               Ethernet                |X|                    |X|
FaxPress2500                      2                     |X|                 Ethernet                |X|                    |X|
FaxPress 5000                   4 or 8                  |X|                 Ethernet                |X|                    |X|
FaxPress 7000                     8                     |X|                 Ethernet                |X|                    |X|


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

The following table summarizes the Company's line of LANpress external print servers:

                                                                     --------------------------------------------------------------
                                                                                               Network Environment
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              NetWare                        Windows
                Product Configuration                  Ethernet Network         3.x,                         95/98/         Apple
                                                           Interface          4.x, 5.x      UNIX TCP/IP      NT/2000      Ethertalk
-----------------------------------------------------------------------------------------------------------------------------------
LANPress JR 10/100 MP (1)                                   10/100              |X|             |X|            |X|            |X|
LANPress 3P/100                                             10/100              |X|             |X|            |X|            |X|
LANPress Jr. MP (2)                                           10                |X|             |X|            |X|            |X|
LANPress 2000 2+1 MP (3)                                    10/100              |X|             |X|            |X|            |X|
-----------------------------------------------------------------------------------------------------------------------------------

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

        o        Network-environment-independent operation; and

        o        Always-on operation.

There can be no assurance that the Company will be successful in developing and marketing the new software and hardware product versions or in responding to other emerging technological developments or that any development will achieve commercial acceptance. The Company is seeking and will continue to seek to hire additional skilled development engineers. Such engineers are likely to be in short supply, and the Company's business, operating results and financial condition could be adversely affected if it encounters delays in hiring or fails to retain the required skilled engineers. See "Business -- Risk Factors - Key Personnel."

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

Executive Officers
The names of the executive officers of the Company and their ages as of March 1, 2001 are set forth below:

Name                            Age              Position
Donald L. Rich                  59               Chairman of the Board, President and Chief Executive Officer
Paul Cheng                      52               Vice President, Finance and Administration, Chief Financial Officer and Secretary
Eric Chen                       48               Vice President, Engineering
Edward J. Heinze                55               Vice President, Sales, Americas
Michael Petrovich               39               Vice President, International Sales
Boris Elpiner                   47               Vice President, Marketing

Donald L. Rich
Mr. Rich joined the Company in November 1998 and has served as Chief Executive Officer and President since November 1998. Mr. Rich became Chairman of the Company's Board of Directors in May 1999. From January 1997 until November 1998, Mr. Rich was self-employed as a consultant. From 1993 through 1997, Mr. Rich was Chief Executive Officer and President of Talarian Corporation, a provider of communications middleware software. Prior to that, he held various sales and marketing management positions at Integrated Systems, Inc. and International Business Machines Corporation. Mr. Rich holds a BS degree in Mechanical Engineering from Purdue University and an MBA from the Stanford Graduate School of Business.

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

Eric Chen
Mr. Chen joined the Company in 1989 and was appointed Vice President, Engineering in May 2000. Prior to his appointment as Vice President Engineering, Mr. Chen served as the Company's Director of Print Server Product Marketing and Business Unit and managed the engineering development and manufacturing business relationships with Castelle partners. Before joining Castelle, Mr. Chen was employed with 3COM, a network solutions provider. Mr. Chen has a BS in Engineering from Taiwan and an MS in Computer Science from the University of Massachusetts.

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

Boris Elpiner
Mr. Elpiner, Vice President, Marketing is one of the members of Castelle's original management team. He joined Castelle's technical staff in 1988 and was responsible for the hardware design of FaxPress and several other products. In 1990, Mr. Elpiner assumed the role of the print server product line manager, and later the fax server product line manager. He left Castelle in 1995 and until 1999 worked for Global Village Communications, a communications systems provider and Cadence Design Systems, a systems design company. In 1999 Mr. Elpiner rejoined Castelle to lead our marketing efforts and assist with the strategic product direction for the Company. He was appointed Vice President, marketing in October 2000. Before joining Castelle in 1988, Mr. Elpiner worked for Daisy Systems, MCC Powers, Matsushita Electric, and Northern Telecom. Mr. Elpiner has an MSEE from the Moscow Institute of Telecommunications and a Masters in Engineering Management from Northwestern University.



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

                                                                                            Years ended December
                                                              ------------ -------------- ------------- ------------- -----------
                                                                 2000          1999           1998          1997         1996
                                                              ------------ -------------- ------------- ------------- -----------
                                                                           (in thousands, except per share amounts)
INCOME STATEMENT DATA:
   Net Sales                                                      $14,832        $16,116       $21,746       $25,343     $29,461
   Gross Profit                                                    $9,380        $ 8,404       $11,598       $13,507     $14,468
   Gross Profit as a % of Net Sales                                   63%            52%           53%           53%         49%
   Net income/(loss)                                                 $732       ($3,555)      ($7,534)        $5,724         $98
   Net income/(loss) as a % of Net Sales                               5%          (22%)         (35%)         (27%)         19%
   Net income/(loss) per share - diluted                            $0.14        ($0.78)       ($1.67)       ($1.54)       $1.45

BALANCE SHEET DATA:
   Cash and Cash Equivalents                                       $3,893         $4,714        $3,924        $6,204      $8,161
   Working Capital                                                 $3,876         $3,555        $6,763       $10,816     $13,163
   Total Assets                                                    $8,543         $8,502       $12,494       $18,926     $27,303
   Long-term Liabilities                                              $63            ---           $98           $52         ---
   Shareholders' Equity                                            $4,683         $4,020        $7,501       $14,855     $21,616

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

Quarterly Results of Operations
The following table sets forth certain unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2000. This information is unaudited, but in the opinion of management, has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

Selected Quarterly Data (unaudited)

                                                                                      Fiscal Year 2000, Quarter Ended
                                                               ---------------- ---------------- ---------------- ----------------
                                                                  March 31          June 30          Sep 30           Dec 31
                                                               ---------------- ---------------- ---------------- ----------------
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

                                                                                Fiscal Year 1999, Quarter Ended
                                                               ---------------- ---------------- ---------------- ----------------
                                                                  April 02          July 02          Oct 01           Dec 31
                                                               ---------------- ---------------- ---------------- ----------------
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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the "Special Note on Forward Looking Statements" at the front of this Annual Report on Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative
Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 2000. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S. dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements; therefore we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market account or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment. However, sharp declines in interest rates could seriously harm interest earnings on this account.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     (a) The following financial statements of the Company and the report of the Company's independent accountants are included in Item 14:

                                                                                                                    Page Form 10-K/A

    Report of Independent Accountants.......................................................................................F-1
    Consolidated Balance Sheets as of December 31, 2000 and 1999............................................................F-2
    Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998..............................F-3
    Consolidated Statement of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.....................F-4
    Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998..............................F-5
    Notes to Consolidated Financial Statements..............................................................................F-6

     (b) The following financial statement schedules of Castelle for the years ended December 31, 2000, 1999 and 1998 are filed as part of this Form 10-K and should be read in conjunction with the Company's Financial Statements.

                                                                                                                    Page Form 10-K/A

    Report of Independent Accountants......................................................................................F-21
    Schedule II - Valuation and Qualifying Accounts........................................................................F-22

Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Financial Statements or Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the board of directors of the Company and their ages as of April 9, 2001:

 Name                           Age     Position

 Donald L. Rich                 59      Director, President and Chief Executive
                                        Officer of the Company
 Robert H. Hambrecht (1)(2)     34      Director
 Scott C. McDonald (1)          48      Director
 Peter R. Tierney (2)           56      Director
 Jack Howard                    39      Director

(1)      Member of Audit Committee
(2)      Member of Compensation Committee

Robert H. Hambrecht

         Mr. Hambrecht has served as a director of the Company since March 1998. Mr. Hambrecht was a founding partner of W.R. Hambrecht & Company, an investment banking firm, founded in January 1998, and is presently Managing Director of Equity Capital Markets. From April 1996 through January 1998, he was Vice President of H&Q Venture Partners, a venture capital firm. From January 1994 to March 1996, Mr. Hambrecht was employed by Unterberg Harris, an investment banking firm, most recently as an associate. Mr. Hambrecht also serves on the Board of Directors of various private companies from time to time.

Donald L. Rich

         Mr. Rich joined the Company in November 1998 and has served as Chief Executive Officer and President since November 1998. He became Chairman of the Board in May 1999. From January 1997 until November 1998, Mr. Rich was self-employed as a consultant. From 1993 through 1997, Mr. Rich was Chief Executive Officer and President of Talarian Corporation, a provider of communications middleware software. Prior to that, he held various sales and marketing management positions at Integrated Systems, Inc. and International Business Machines Corporation.

Peter R. Tierney

         Mr. Tierney has served as a director of the Company since April 1999. He has served as President and Chief Executive Officer of MarketFirst Software Inc., which focuses on marketing automation systems, since July 1998. During 1998 Mr. Tierney served as a consultant to Siebel Systems Corporation. From 1991 to 1997, Mr. Tierney served as Chairman, President and CEO of Inference Corporation, a provider of knowledge management tools. Prior to 1991, Mr. Tierney served as a Senior Vice President of Oracle Corporation where he was responsible for worldwide marketing and served as a member of the Oracle Management Committee. Mr. Tierney also currently serves on the Board of Directors of MarketFirst Software, SlashSupport Corporation and The SoftAd Group.

Scott C. McDonald

         Mr. McDonald has served as a director of the Company since April 1999. Since December 1999, Mr. McDonald has served as the Chief Financial and
Administrative Officer at Conxion Corporation, an Internet network and intellectual property services company. From 1993 to 1997, Mr. McDonald was the senior operating and financial executive at CIDCO, focused in advanced telephony products, serving as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary. From 1989 to 1993 he served as Chief Financial Officer and Vice President, Finance & Administration at Integrated Systems, Inc., a provider of software and design automation tools. Mr. McDonald currently serves on the Board of Directors for Digital Power Corporation and Octant Technologies Inc.

Jack Howard

Jack Howard has served as a director of Castelle since January 2001. Since 1994, Mr. Howard has been a principal of Mutual Securities, Inc., a registered broker-dealer. Mr. Howard has served as a director of WebFinancial Corporation, a commercial and consumer lender, since 1996 and as Vice President, Secretary, Treasurer and Chief Financial Officer of WebFinancial Corporation since December 1997. Mr. Howard has been the Acting President and Chief Financial Officer of Gateway Industries, Inc., a provider of database development and website design and development services, since September 1994. He has also served as Secretary and Treasurer of CPX Corp., since February 2001. Mr. Howard is also a director of the following publicly held companies: Pubco Corporation, a printing supplies and construction equipment manufacturer and distributor, and US Diagnostic Inc., an operator of outpatient diagnostic imaging.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation of Directors

     Members of the Company's Board of Directors currently receive no cash compensation from the Company for their services as members of the Board. They are, however, reimbursed for certain expenses incurred in connection with their attendance at meetings of the board of directors and committee meetings thereof.

     Each non-employee director of the Company receives stock option grants under the Company's 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), as amended. Only non-employee directors of the Company are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code and are non-discretionary. Upon initial election to the Company's board of directors, and provided such individual is not an employee, a person is granted an option to purchase 10,000 shares of Common Stock of the Company. Under the terms of the Directors' Plan as presently in effect, on April 1 of each year (or the next business day should such date be a legal holiday), each member of the Company's Board eligible for participation in the Directors' Plan, without further action by the Company, the Board or the shareholders of the Company, is automatically granted an option to purchase 10,000 shares of

Common Stock of the Company. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted to members of the board under the Directors' Plan vest in 24 equal installments beginning one month after the date of grant provided that the optionee has, during the entire period prior to such vesting date, continuously served as a non-employee director of the Company. The term of options granted under the Directors' Plan is ten years. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, vesting is accelerated under the Directors' Plan and the option will terminate if not exercised prior to the consummation of the transaction. During the last fiscal year, the Company granted options covering 10,000 shares to each of Messrs. Hambrecht, Tierney and McDonald at exercise prices of $1.9375 per share. As of April 9, 2001, no options had been exercised under the Directors' Plan.

Compensation of Executive Officers

Summary of Compensation

     The following table shows for the fiscal years ended December 31, 2000, 1999 and 1998, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer, Chief Financial Officer, and its four other most highly compensated executive officers at December 31, 2000 whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                 Long-Term
                                                                                               Compensation
                                                          Annual Compensation                     Awards
                                                                                                Securities
                                                                                                Underlying        All Other
Name and Principal                   Fiscal
Position(1)                          Year     Salary ($)     Bonus ($)(2)     Other($)(3)      Options (#)      Compensation
-----------                          ----     ----------     ------------     ------------     -----------      ------------
Donald L. Rich                       2000     $200,100          $94,020              --               --             --
President, Chairman of the           1999     $200,000         $100,000              --          200,000             --
Board, Chief Executive Officer       1998      $22,307               $0              --          300,000             --
And Director

Eric Chen                            2000     $137,965          $42,484              --           30,000             --
Vice President, Engineering          1999     $120,500          $30,000              --           20,000             --
                                     1998     $117,904           $2,154              --                0             --

Paul Cheng                           2000      $97,191          $26,320              --           45,000             --
Chief Financial Officer and          1999           --               --              --               --             --
Secretary                            1998           --               --              --               --             --

Boris Elpiner                        2000     $135,100          $39,797              --               --             --
Vice President, Marketing            1999      $90,865          $18,637              --           78,000             --
                                     1998           --               --              --               --             --

Edward J. Heinze                     2000       $91,139              $0          $41,224          15,000             --
Vice President, Sales, Americas      1999       $79,704          $5,253          $25,092          35,000             --
                                     1998       $67,800              $0          $24,809           5,000             --

Michael Petrovich                    2000      $103,102              $0          $77,881              --             --
Vice President, International        1999      $124,499              $0         $125,314          30,000             --
Sales                                1998      $135,000              $0         $148,271          10,000             --


------------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Rich joined the Company as President and Chief Executive Officer in November 1998. Mr. Cheng joined the Company in March 2000.
         Mr. Elpiner joined the Company in April 1999.

(2)      Includes bonus amounts of $94,020, $11,259, $14,380, $10,949 and $8,726 for Messrs. Rich, Chen, Cheng, Elpiner and Heinze, respectively, for services rendered in 2000 but paid in February through April 2001.
         Includes  bonus  amounts  of  $100,000,  $7,500,  $10,000  and  $5,348, respectively, for Messrs. Rich, Chen, Elpiner and Petrovich, respectively, for services rendered in 1999 but paid in 2000. A portion of the bonus reflected for Mr. Chen in 1999 includes amounts earned in 1998 but paid in 1999.

(3) Includes commission amounts of $8,726 and $3,520 for Messrs. Heinze and Petrovich, respectively, for services rendered in 2000 but paid in 2001. Includes commission amounts of $10,283 and $5,348 for Messrs. Henize and Petrovich, respectively, for services rendered in 1999 but paid in 2000. A portion of the commission amounts for Messrs. Henize and Petrovich in 1999 includes amounts earned in 1998 but paid in 1999.

Stock Option Grants and Exercises

         The Company grants options to its executive officers under its 1988 Equity Incentive Plan. As of December 31, 2000, options to purchase a total of 1,189,980 shares were outstanding under the 1988 Equity Incentive Plan and options to purchase 309,341 shares remained available for grant thereunder. The information regarding stock options granted to named executive officers as a percentage of total options granted to employees in 2000 is based on options to purchase a total of 255,500 shares granted to employees and consultants in 2000, under the 1988 Equity Incentive Plan. There were no stock option exercises during 2000 by any Named Executive Officer. The Company did not grant any stock appreciation rights, restricted stock awards or stock purchase rights during 2000.

         The following tables show for the fiscal year ended December 31, 2000, certain information regarding options granted to, exercised by, and held at year-end by the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                              Potential Realizable Value at
                                                                                              Assumed Annual Rates of Stock
                                                                                                   Price Appreciation
                                                                                                   for Option Term (4)
                                                 % of Total
                                 Number of    Options Granted
                                Securities      to Employees
                                Underlying    and Consultants    Exercise or
                                  Options        in Fiscal       Base Price     Expiration
Name and Principal Position     Granted (1)       Year(2)       Per Share (3)      Date           5% ($)          10% ($)
                                -----------       -------       -------------      ----           ------          -------
Donald L. Rich                          0              0                --          --                --               --
Chairman of the Board,
President, Chief Executive
Officer, Chief Financial
Officer, Secretary and
Director

Eric Chen                          30,000         11.74%           $1.2812       05/10/07     $15,647.31       $36,464.89
Vice President, Engineering

Paul Cheng                         45,000         17.61%           $1.1582       04/19/07     $21,217.69       $49,446.19
Chief Financial Officer and
Secretary

Boris Elpiner                           0              0                 -          -                  -                -
Vice President, Marketing

Edward J. Heinze                   15,000          5.87%            $0.875       11/08/07      $5,343.19       $12,451.91
Vice President, Sales,
Americas

Michael Petrovich                       0              0                 -          -                  -                -
Vice President,
International Sales

(1) One-fourth of the options granted to Mr. Cheng vest on April 19, 2001 and the remaining options vest monthly in equal installments over a 36-month period. One-fourth of the options granted to Mr. Heinze vest on November 8, 2001 and the remaining options vest monthly in equal increments over a 36-month period. One-fourth of the options granted to Mr. Chen vest on May 10, 2001 and the remaining options vest monthly in equal increments over a 36-month period.

(2) Based on an aggregate of 255,500 shares of Common Stock subject to options granted to employees in 2000.

(3) The exercise price is equal to 100% of the fair market value of Common Stock at the date of grant.

(4) The potential realizable value is calculated based on the term of the option at its date of grant. It is calculated based on the assumption that the stock price on the date of grant appreciates from the date of grant at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Commission and do not represent the Company's estimate or projection of future Common Stock prices.

                          AGGREGATE OPTION EXERCISES IN 2000 AND FISCAL YEAR-END VALUES AT DECEMBER 31, 2000

         The following table sets forth the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 2000 by each of the Named Executive Officers.

                                                                      Number of Securities            Value of Unexercised
                                                                     Underlying Unexercised           In-the-Money Options
                                                                      Options at FY-End (#)             at FY-End ($) (2)
                             Shares Acquired        Value        ------------------------------  --------------------------------
                             on Exercise (1)     Realized ($)    Exercisable      Unexercisable  Exercisable        Unexercisable
                             ----------------    ------------    -----------      -------------  --------------------------------
Donald Rich............                -                 -           408,344           91,656     $50,521.50       $5,728.50
Eric Chen..............                -                 -            36,727           47,023              0               0
Paul Cheng.............                -                 -                 0           45,000              0               0
Boris Elpiner..........                -                 -            37,163           40,837      $1,947.80       $1,327.20
Edward Heinze..........                -                 -            21,249           41,251              0       $2,629.44
Michael Petrovich......                -                 -            68,540           26,460              0               0
--------------------

(1)......No options were exercised by any of the Named Executive Officers during fiscal 2000, and accordingly no values are shown.

(2) Value of unexercised options at fiscal year-end is based on the fair market value of the Company's Common Stock at December 31, 2000 of $1.0625 (based on the closing sale price reported on the Nasdaq National Market on that date) minus the exercise price of the option.

Employment and Severance Arrangements

         Employment Agreement and Severance Arrangements with Donald Rich

         In November 1998, the Company entered into an employment agreement with Donald Rich, pursuant to which Mr. Rich agreed to serve as our Chief Executive Officer. The employment agreement is not for a specified term and is terminable at will or without cause at any time upon written notice, subject to the conveyance of certain severance benefits to Mr. Rich upon termination, as described below. Mr. Rich's employment agreement provides for an annual base salary of $200,000, plus an annual bonus of up to a sum of $100,000, if certain performance criteria are met, or above $100,000, if such performance criteria is exceeded in the discretion of the Compensation Committee. Pursuant to his employment agreement, Mr. Rich was also granted an initial incentive stock award to purchase 300,000 shares of the Company's stock, subject to a vesting schedule set forth in his employment agreement.

         The Company has also entered into a severance and transition benefit agreement with Mr. Rich pursuant to which the Company will pay Mr. Rich a lump sum equal to 100% of his annualized salary and maintain the medical benefits conveyed to him for one year, plus provide for the accelerated vesting of 100% of his outstanding options to purchase shares of the Company's Common Stock, following either a voluntary termination of employment for good reason by Mr. Rich or an involuntary termination of employment without cause (each as defined in his agreement). In addition, Mr. Rich is eligible for a lump sum payment equal to six months of his base salary if he remains with the Company at least ninety days after a change in control and his employment is subsequently terminated for any reason; provided further that Mr. Rich shall receive such a lump sum payment if he should remain with the Company for at least ninety days following such a change in control in addition to any benefits that may be conveyed to Mr. Rich upon termination.

Compensation Committee Interlocks

Mr. Hambrecht, a member of the Company's Compensation Committee, is a partner of W.R. Hambrecht & Co. ("WRH & Co."), an investment banking firm which the Company engaged in January 2001 to provide certain advisory services to the Company. As of April 2001, WRH & Co. had rendered an insignificant level of services to the Company under this arrangement. See "Certain Relationships and Related Transactions-Advisory Relationship with W.R. Hambrecht & Co." set forth herein.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Company's Common Stock as of April 9, 2001 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of its Common Stock.



                                                                          Beneficial Ownership (1)
                                                                         Number of       Percent of
                          Beneficial Owner                                 Shares          Total
Entities Affiliated with: (2).....................................          581,626         12.3%
   J.P. Morgan Chase & Co., Inc.
   One Bush Street
   18th Floor
   San Francisco, CA 94104
Tolvusamskipti hf.................................................          439,560          9.3%
   Mariubakki 26
   109 Reykjavik
    Iceland
Eric Chen (3).....................................................           52,498          1.1%
Paul Cheng (4)....................................................           12,187             *
Boris Elpiner (5) ................................................           45,577            1%
Robert Hambrecht (6)..............................................           22,209             *
Ed Heinze (7).....................................................           25,727             *
Jack Howard (8)...................................................          234,779          4.9%
Scott McDonald (9)................................................           16,665             *
Michael Petrovich (10)............................................           80,832          1.7%
Donald L. Rich (11) ..............................................          450,014          9.5%
Peter Tierney (12)................................................           16,665             *
All officers and directors as a group (10 persons) (13)...........          957,153         20.2%


*        Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned by them, subject to community property laws where applicable. For purposes of this table, shares held my stockholders include any shares held as tenants in common or joint tenants with spouses. Beneficial ownership also includes shares of common stock subject to options currently exercisable or exercisable within 60 days of the date of this table and shares of common stock into which preferred stock is currently convertible or convertible within 60 days of the date of this table. Applicable percentages are based on 4,742,060 shares outstanding on April 9, 2001, adjusted as required by rules promulgated by the SEC.

(2) Includes 346,849 shares held by H&Q London Ventures, 60,835 shares held by H&Q Ventures IV, 1,250 shares held by Hamquist, 43,633 shares held by Hambrecht & Quist Venture Partners and 129,059 shares held by Hambrecht & Quist California. The entities named above and the entities' respective general partners, directors, executive officers, members and/or managers, as applicable, disclaim beneficial ownership as defined in Rule 13d-3 under the Securities Exchange Act of 1934 of any securities other than those directly held by such person.

(3) Includes 47,498 shares of Common Stock subject to options exercisable within 60 days of April 9, 2001.

(4) Includes 12,187 shares of Common Stock subject to options exercisable within 60 days of April 9, 2001.

(5) Includes 44,453 shares of Common Stock subject to options exercisable within 60 days of April 9, 2001.

(6) Includes 16,289 shares of Common Stock subject to options exercisable within 60 days of April 9, 2001.

(7) Includes 25,727 shares of Common Stock subject to options exercisable within 60 days of April 9, 2001.

(8) The shares listed are held jointly by Mr. Howard and his wife, Kathy. Mr. and Mrs. Howard, each acting alone, have the power to vote and dispose of such shares. Also includes 1,664 shares of Common Stock subject to options held in Mr. Howard's name solely exercisable within 60 days of April 9, 2001.

(9) Includes 16,665 shares of Common Stock subject to options exercisable within 60 days of April 9, 2001.

(10) Includes 75,832 shares of Common Stock subject to options exercisable within 60 days of April 9, 2001.

(11) Includes 450,014 shares of Common Stock subject to options exercisable within 60 days of April 9, 2001.

(12) Includes 16,665 shares of Common Stock subject to options exercisable within 60 days of April 9, 2001.

(13)     Includes shares described in notes 3-12 above.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification - Charter Documents

The Company's Bylaws provide that the Company will indemnify its directors and executive officers to the fullest extent not prohibited by California law. Under the Company's Bylaws, indemnified parties are entitled to indemnification for negligence, gross negligence and otherwise to the fullest extent permitted by law. The Bylaws also require the Company to advance litigation expenses in the case of legal proceedings, against an undertaking by the indemnified party to repay such advances if it is ultimately determined that the indemnified party is not entitled to indemnification.

Advisory Relationship with W.R. Hambrecht & Co.

In January 2001, the Company engaged W.R. Hambrecht & Co. ("WRH & Co."), an investment bank in which Mr. Hambrecht, a director of the Company, is a partner, to provide certain financial advisory services to the Company. As of April 2001, WRH & Co. had rendered an insignificant level of services to the Company under this arrangement.

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

(b)      Reports on Form 8-K - None

(c)      Exhibits

     3.1(1)     Amended and Restated Articles of Incorporation of the Company.
     3.2(2)     Amended  and  Restated  Bylaws of the  Company,  as amended through January 25, 2001.
     4.1        Reference is made to Exhibits 3.1 and 3.2.
     10.1(3)*   1995  Non-Employee  Directors' Stock Option Plan, as amended, and form of Director Stock Option Agreement.
     10.2(1)*   Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.
     10.3(1)    OEM  Purchase  Agreement  dated May 23,  1995,  by and  between the Registrant and SerComm Corporation.
     10.4(1)    Distribution  Agreement dated February 26, 1990, by and between the Registrant and Ingram Micro D Inc.
     10.5(1)    Distributor  Contract dated June 25, 1991, as amended June 25,
                1991, by and between the Registrant and Tech Data Corporation.
     10.6(1)    Distribution  Agreement dated March 26, 1992, as amended March
                26, 1992, by and between the Registrant and Merisel, Inc.
     10.7(1)    Distributor  Agreement  dated  October 1, 1990, by and between the Registrant and Vitek.
     10.8(1)    International Distributor Agreement dated February 24, 1994, by and between the Registrant and Macnica.
     10.9(4)*   1988  Equity  Incentive  Plan,  as  amended  and  form of
                option agreements.
     10.11(3)*  Form of Executive  Severance and  Transition  Benefits
                Agreement between the Company and Messier. D. Rich.
     10.12(5)*  Employment agreement between the Company and Messier. D. Rich.
     11.1(2)    Computation  of Net Income (Loss) Per Share.  Reference is made to page F-20 of the Notes to Consolidated Financial Statements.
     23.1(2)    Consent of PricewaterhouseCoopers LLP.
     24.1(2)    Power of Attorney. Reference is made to the signature page.


(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 33-99628-LA-) or amendments thereto and incorporated herein by reference.

(2) Previously filed with the Company's Form 10-K for the fiscal year ended December 31, 2000 as filed on April 2, 2001.
(3) Filed as an exhibit to the Company Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, an amended, the Registrant has duly caused this amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the thirtieth day of April 2001.

                                                         By:  /S/ DONALD L. RICH
                                                            --------------------
                                                                  Donald L. Rich
                                                         Chief Executive Officer
                                                                   and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                         Title                                   Date


 /S/ DONALD L. RICH
 ------------------     Chairman of the Board and Director,                      April 30, 2001
 Donald L. Rich         Chief Executive Officer, President (principal executive
                        officer)

      *                                                                          April 30, 2001
--------------          Vice  President,   Finance  and  Administration,   Chief
Paul Cheng              Financial  Officer   (principal   accounting   officer),
                        Secretary

      *                 Director                                                 April 30, 2001
---------------
Peter Tierney

      *                 Director                                                 April 30, 2001
----------------
Scott McDonald

      *                 Director                                                 April 30, 2001
------------------
Robert Hambrecht

      *                 Director                                                 April 30, 2001
-------------
Jack Howard


*By: /s/ DONALD L. RICH

     Donald L. Rich
     (Attorney-in-fact)

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


/s/PricewaterhouseCoopers LLP
San Jose, California
February 14, 2001


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
                                                                                ================   =================


                                      F-2
   The accompanying notes are an integral part of these financial statements



Castelle and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

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
                                                               =================   =================  =================


                                      F-3
   The accompanying notes are an integral part of these financial statements


Castelle and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2000, 1999 and 1998
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     Notes
                                                                                   Receivable
                                                                                      for
                                                                                   Purchase
                                                                                       of
                                                              Common Stock           Common      Deferred    Accumulated
                                                        ..........................
                                                          Shares        Amount       Stock     Compensation    Deficit       Total
                                                        ------------  ------------ ----------- ------------- ------------ ----------

Balances, December 31, 1997                                  4,490     $  28,955     $  (274)      $     -    $(13,826)    $ 14,855

    Repurchase of common stock                                (293)         (384)          -             -           -         (384)
    Issuance of common stock through
      exercise of stock options                                 40            12           -             -           -           12
    Issuance of common stock in
      connection with acquisition                              100           500           -             -                      500
    Deferred  compensation related to options issued to          -           160           -          (160)          -            -
    consultant
    Amortization of deferred compensation                        -             -           -            40           -           40
    Compensation   expense   related  to  fully  vested
    options
      granted to consultant                                      -            12           -             -           -           12
    Net loss                                                     -             -           -             -      (7,534)      (7,534)

                                                        ------------  ------------ ----------- ------------- ------------ ----------
Balances, December 31, 1998                                  4,337     $  29,255     $  (274)       $ (120)  $ (21,360)    $  7,501

    Issuance of common stock through
      exercise of stock options                                 17            10           -             -           -           10
    Issuance of common stock in
      connection with acquisition                              340             -           -             -           -            0
    Amortization of deferred compensation                                                               53                       53
    Repayment of notes receivable                                -             -          11             -           -           11
    Cancellation of notes receivable                                                     263                                    263
    Retirement of  restricted stock                            (53)         (263)          -             -           -         (263)
    Net loss                                                     -             -           -             -      (3,555)      (3,555)

                                                        ------------  ------------ ----------- ------------- ------------ ----------
Balances, December 31, 1999                                  4,641     $  29,002       $    -      $   (67)  $ (24,915)    $  4,020
                                                        ------------  ------------ ----------- ------------- ------------ ----------

    Issuance of common stock through
      exercise of stock options                                 30            24           -             -           -           24
    Exchange of warrants
      for common stock                                          70             -           -             -           -            -
    Deferred  compensation related to options issued to          -            17           -           (17)          -            -
    consultant
    Write-off of deferred compensation
         related to cancelled options                            -           (67)           -           67           -            -
    Net                                                          -             -           -             -          732         732
    income
                                                        ------------  ------------ ----------- ------------- ------------ ----------
Balances, December 31, 2000                                  4,741     $  28,976       $    -    $     (17)  $ (24,183)    $  4,776
                                                        ============  ============ =========== ============= ============ ==========





                                      F-4
   The accompanying notes are an integral part of these financial statements


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



                                      F-5
   The accompanying notes are an integral part of these financial statements

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

4.       Balance Sheet Detail (in thousands)

Inventories:

                                              December 31,
                                    ..................................
                                         2000              1999
                                    ----------------  ----------------

    Raw material                            $  335            $  136
    Work in process                            201               300
    Finished goods                             827               975
                                    ----------------  ----------------
       Total inventories                  $  1,363          $  1,411
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

Accrued liabilities:

                                                                December 31,
                                                      ..................................
                                                           2000              1999
                                                      ----------------  ----------------

    Accrued compensation                                      $  852            $  990
    Accrued sales and marketing                                  349               368
    Accrued professional fees                                    416               404
    Deferred revenue                                             486               451
    Other                                                        578               835
                                                      ----------------  ----------------
        Total accrued liabilities                            $  2,681          $  3,048
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

11.    Major Customers and Segment Information

Revenues by geographic area are determined by the location of the end user and are summarized as follows (in thousands):

                                                                             Years Ended December 31,
                                                                ...................................................
                                                                     2000              1999              1998
                                                                ----------------  ----------------  ---------------

             North America                                           $  11,260         $  11,199        $  13,442
             Europe                                                        853             1,605            2,148
             Pacific Rim                                                 2,719             3,312            6,156
                                                                ----------------  ----------------  ---------------
                Total revenues                                       $  14,832         $  16,116        $  21,746
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








/s/PricewaterhouseCoopers LLP
San Jose, California
February 14, 2001



Castelle and Subsidiaries                                            Schedule II
Valuation and Qualifying Accounts
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------


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