Form 10-Q
period 2001-03-30
CASTELLE \CA\
filed 2001-05-14
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of Common Stock outstanding as of May 8, 2001 was 4,742,060



                                    CASTELLE
                                    Form 10-Q
                                Table of Contents


                                                                                                     Page


Special Note on Forward-looking statements                                                              2

Part I.    Financial Information

     Item 1.    Financial Statements:

                Consolidated Balance Sheets                                                             3

                Consolidated Statements of Income                                                       4

                Consolidated Statements of Cash Flows                                                   5

                Notes to Consolidated Financial Statements                                              6


     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                               9


Part II.   Other Information

     Item 1.    Legal Proceedings                                                                      12

     Item 2.    Changes in Securities and Use of Proceeds                                              12

     Item 3.    Quantitative and Qualitative Disclosure about Market Risk                              12

     Item 4.    Submission of Matters to a Vote of Security Holders                                    12

     Item 5.    Other Information                                                                      12

     Item 6.    Exhibits and Reports on Form 8-K                                                       12

                Signatures                                                                             13

                Exhibit 99.1 - Press Release dated May 14, 2001                                       E-1

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties. The Company's operating results may vary significantly from quarter to quarter due to a variety of factors, including without limitation, the timely development, acceptance, and pricing of new products, changes in the Company's product and customer mix, constraints in the Company's manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by the Company or its competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures and economic conditions in the United States, Europe and Asia. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Unless the context otherwise requires, references in this Form 10-Q to "we," "us," or the "Company" refer to Castelle. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the risks and uncertainties discussed herein, as well as other risks set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2000. We urge you to consider these cautionary statements in evaluating our forward-looking statements. Except as required by laws, we undertake no obligations to publicly update any forward-looking statements to reflect subsequent events and circumstances.


                         Part I - Financial Information

Item 1.    Financial Statements

                            CASTELLE AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                      March 30, 2001         December 31, 2000
                                                                        (unaudited)              (audited)
                                                                  ----------------------   --------------------
Assets:
   Current assets:
     Cash and cash equivalents                                             $   3,571               $  3,893
     Restricted cash                                                               -                    125
     Accounts receivable, net of allowance for doubtful accounts
        of $323 in 2001 and $285 in 2000                                       1,297                  2,083
     Inventories, net                                                          1,513                  1,363
     Prepaid expense and other current assets                                    229                    209
                                                                  ----------------------   --------------------
        Total current assets                                                   6,610                  7,673
   Property, plant & equipment, net                                              760                    768
   Other non-current assets, net                                                 100                    102
                                                                  ----------------------   --------------------
        Total assets                                                        $  7,470               $  8,543
                                                                  ======================   ====================

Liabilities & Shareholders' Equity:
   Current liabilities:
     Long-term debt, current portion                                         $     7                 $    9
     Accounts payable                                                            523                  1,014
     Accrued liabilities                                                       2,505                  2,681
                                                                  ----------------------   --------------------
        Total current liabilities                                              3,035                  3,704
         Long term debt, net of current portion                                   63                     63
                                                                  ----------------------   --------------------
                                                                  ----------------------   --------------------
        Total liabilities                                                      3,098                  3,767
                                                                  ----------------------   --------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding: 4,742 and 4,741 respectively                  28,979                 28,976
     Deferred compensation                                                       (16)                   (17)
     Accumulated deficit                                                     (24,591)               (24,183)
                                                                  ----------------------   --------------------
        Total shareholders' equity                                             4,372                  4,776
                                                                  ----------------------   --------------------
        Total liabilities & shareholders' equity                            $  7,470               $  8,543
                                                                  ======================   ====================

     See accompanying notes to condensed consolidated financial statements.


                            CASTELLE AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                              Three months ended
                                                                    ......................................
                                                                      March 30, 2001      March 31, 2000
                                                                    -----------------   ------------------

 Net sales                                                                $ 2,349              $ 4,100
 Cost of sales                                                                698                1,649
                                                                    -----------------   ------------------
     Gross profit                                                           1,651                2,451
                                                                    -----------------   ------------------

 Operating expenses:
     Research and development                                                 385                  505
     Sales and marketing                                                    1,126                1,312
     General and administrative                                               444                  466
     Restructuring charges                                                    180                    -
                                                                    -----------------   ------------------
        Total operating expenses                                            2,135                2,283
                                                                    -----------------   ------------------
 Income/(loss) from operations                                               (484)                 168

     Interest income, net                                                      33                   37
     Other income/(expense), net                                               43                  (30)
                                                                    -----------------   ------------------
 Income/(loss) before provision for income taxes                             (408)                 175
     Provision for income taxes                                                 -                    6
                                                                    -----------------   ------------------
 Net income/(loss)                                                         $ (408)               $ 169
                                                                    =================   ==================

 Earnings per share:
    Net income/(loss) per common share - basic                            $ (0.09)              $ 0.04
    Shares used in per share calculation - basic                            4,741                4,660

    Net income/(loss) per common share - diluted                          $ (0.09)              $ 0.03
    Shares used in per share calculation - diluted                          4,741                5,330

     See accompanying notes to condensed consolidated financial statements.


                            CASTELLE AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                              Three months ended
                                                                    ......................................
                                                                      March 30, 2001      March 31, 2000
                                                                    -----------------   ------------------
 Cash flows from operating activities:
    Net income (loss)                                                      $ (408)              $  169
    Adjustment to reconcile net income (loss) to net cash
     provided by operating activities:
      Depreciation and amortization                                            64                   86
      Provision for doubtful accounts and sales returns                       134                 (122)
      Provision for excess and obsolete inventory                              72                 (101)
      Compensation expense related to grant of stock options                    4                   13
      Changes in assets and liabilities:
       Accounts receivable                                                    652                  237
       Inventories                                                           (222)                 207
       Prepaid expenses and other current assets                              (20)                   4
       Accounts payable                                                      (491)                (543)
       Accrued liabilities and other long-term liabilities                   (176)                (200)
       Decrease in other assets                                                 2                    8
                                                                    -----------------   ------------------
         Net cash used in operating activities                               (389)                (242)
                                                                    -----------------   ------------------

 Cash flows from investing activities:
    Return of restricted cash                                                 125                    -
    Acquisition of property, plant and equipment                              (56)                 (21)
                                                                    -----------------   ------------------
            Net cash provided by/(used in) investing activities                69                  (21)
                                                                    -----------------   ------------------

 Cash flows from financing activities:
    Repayment of loan                                                          (2)                 (26)
    Proceeds from issuance of common stock and warrants, net of
      repurchases                                                               -                   13
                                                                    -----------------   ------------------
         Net cash used in financing activities                                 (2)                 (13)
                                                                    -----------------   ------------------


 Net decrease in cash and cash equivalents                                   (322)                (276)

 Cash and cash equivalents at beginning of period                           3,893                4,714
                                                                    -----------------   ------------------
 Cash and cash equivalents at end of period                               $ 3,571              $ 4,438
                                                                    =================   ==================

     See accompanying notes to condensed consolidated financial statements.

                            CASTELLE AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (unaudited)


1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements include the accounts of Castelle and its wholly owned subsidiaries in the United Kingdom and the Netherlands, and have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. The result of operations for the interim period presented is not necessarily indicative of the results for the year ending December 31, 2001. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K and Form 10-K/A for the fiscal year-ended December 31, 2000. The year ended condensed balance sheet data was derived from our audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The income statements for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire year. Prior year amounts have been reclassified to conform with current presentation.

2.   Net Income/Loss Per Share:

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

     Basic and diluted earnings per share are calculated as follows for first quarters of 2001 and 2000:

                                                                  (in thousands,
                                                            except per share amounts)
                                                                   (unaudited)
                                                           .............................
                                                            March 30,       March 31,
                                                               2001           2000
                                                           -------------  --------------
Basic:
   Weighted average common shares outstanding                   4,741           4,660
                                                           =============  ==============
   Net income/(loss)                                         $  (408)          $  169
                                                           =============  ==============
   Net income/(loss) per common share - basic                $ (0.09)          $ 0.04
                                                           =============  ==============

Diluted:
   Weighted average common shares outstanding                   4,741           4,660
   Common equivalent shares from stock warrants                     -              55
   Common equivalent shares from stock options                      -             615
                                                           -------------  --------------
   Shares used in per share calculation - diluted               4,741           5,330
                                                           =============  ==============
   Net income/(loss)                                         $  (408)          $  169
                                                           =============  ==============
   Net income/(loss) per common share - diluted              $ (0.09)          $ 0.03
                                                           =============  ==============

     The calculation of diluted shares outstanding at March 30, 2001 excludes 1,314,000 stock options, as their effect was antidilutive in the period. At March 31, 2000 warrants totaling 100,000 were excluded, because their exercise price was greater than the average common stock market price for the period.

3.   Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of reserves for excess and obsolete inventory. Inventory details are as follows:


                                                         (in thousands)
                                                          (unaudited)
                                                .................................
                                                   March 30,       December 31,
                                                     2001              2000
                                                ----------------  ---------------
  Raw material                                      $  354           $  488
  Work in process                                      315              201
  Finished goods                                       960              773
  Inventory Reserve                                   (453)            (381)
                                              ---------------- ----------------
               Total Inventory                    $  1,513          $ 1,363
                                              ================ ================

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

6.   Comprehensive Income:

     Under  SFAS  No.  130,  "Reporting   Comprehensive  Income"  disclosure  of
     comprehensive income and its components is required in financial statements. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, therefore, no separate statement of comprehensive income has been presented.

     The Company recognized a restructuring charge of $180,000 in the first quarter of fiscal 2001, which included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California. In addition, the Company made an announcement in April 2001 to eliminate 17 regular, temporary and contractor positions, which constitutes approximately 25% of our workforce. This action will result in a severance charge of approximately $100,000 in the second quarter of fiscal 2001.

7.   New accounting pronouncements:

     Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," companies are required to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in fair value shall be recognized currently in earnings. This standard was effective for the Company from January 1, 2001. At that time, the Company did not have any derivative instruments, nor has it engaged in hedging activities to date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the "Special Note on Forward-Looking Statements" at the front on this Form 10-Q. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2000.


        Consolidated Statements of Income - As a Percentage of Net Sales


                                                                            (unaudited)
                                                                        Three months ended
                                                               ......................................
                                                                 March 30, 2001      March 31, 2000
                                                               ------------------  ------------------

Net sales                                                                100%                100%
Cost of sales                                                             30%                 40%
                                                               ------------------  ------------------
    Gross profit                                                          70%                 60%
                                                               ------------------  ------------------

Operating expenses:
    Research and development                                              16%                 13%
    Sales and marketing                                                   48%                 32%
    General and administrative                                            19%                 11%
    Restructuring charges                                                  8%                 --
                                                               ------------------  ------------------
       Total operating expense                                            91%                 56%
Income/(loss) from operations                                            (21%)                 4%
    Interest income, net                                                   2%                  *
    Other income/(expense), net                                            2%                  *
                                                               ------------------  ------------------
Income/(loss) before provision for income taxes                          (17%)                 4%
    Provision for income taxes                                            --                   *
                                                               ------------------  ------------------
Net Income/(loss)                                                        (17%)                 4%
                                                               ==================  ==================

 * Less than 1%

Results of Operations

     Net Sales

          Net sales for the first quarter of fiscal 2001 were $2.3 million, as compared to $4.1 million for the same period in fiscal 2000. The $1.8 million reduction was primarily attributable to continued decline in the sales of print server products which amounted to $624,000 mostly attribuatble to a decline in sales in international channels and a shortfall in the sales of fax server products of $1.1 million domestically.

          International sales in the first quarter of fiscal 2001 were $451,000 as compared to $1.2 million for the same period in fiscal 2000, representing 19% and 28%, respectively, of total net sales. The decline was largely due to reduced demand of print server products in the Asia Pacific Region. In addition, beginning in the first quarter of fiscal 2001, we changed from a model of selling our print server products directly to our distributor in Japan to a royalty collection model. The royalty amounts received by us in the first quarter of fiscal 2001 were not significant.

          Domestic sales in the first quarter of fiscal 2001 were $1.9 million as compared to $2.9 million for the same period in fiscal 2000, representing 81% and 72%, respectively, of total net sales. The decrease was principally due to a weaker demand of fax server products.

     Cost of Sales; Gross Profit

          Gross profit was $1.7 million, or 70% of net sales, for the first quarter of fiscal 2001 as compared to $2.5 million, or 60% for the same period in fiscal 2000. The higher gross profit percentage in the first quarter of fiscal 2001 was mostly due to the mix of products sold at a higher average selling price. The change in the first quarter of fiscal 2001 to a royalty collection model from directly selling our print server products to our distributor in Japan also contributed to the higher gross profit. However, the amount of royalties received was not significant.

     Research & Development

          Research and product development expenses were $385,000 or 16% of net sales for the first quarter of fiscal 2001, as compared to $505,000 or 13% of net sales for the same period in fiscal 2000. The decrease was primarily due to lower compensation and outside consulting expenses.

     Sales & Marketing

          Sales and marketing expenses were $1.1 million or 48% of net sales for the first quarter of fiscal 2001 as compared to $1.3 million or 32% of net sales for the same period in fiscal 2000. The reduction of sales and marketing expenses was primarily associated with lower compensation expenses.

     General & Administrative

          General and administrative expenses were $444,000 or 19% of net sales for the first quarter of fiscal 2001, comparable to $466,000 or 11% of net sales for the first quarter of fiscal 2000.

     Restructuring

          We recognized a restructuring charge of $180,000 in the first quarter of fiscal 2001, which included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California. In addition, we made an announcement in April 2001 to eliminate 17 regular, temporary and contractor positions, which constitutes approximately 25% of our workforce. This action will result in a severance charge of approximately $100,000 in the second quarter of fiscal 2001.

Liquidity and Capital Resources

     As of March 30, 2001, we had $3.6 million of cash and cash equivalents, a decrease of $322,000 from December 31, 2000. Working capital decreased to $3.6 million at March 30, 2001, from $4.0 million at December 31, 2000. The decrease in working capital was primarily due to the overall decrease in sales.

     The restricted cash of $125,000 appearing on our balance sheet as of December 31, 2000, which was a certificate of deposit to collateralize a loan, was returned to us in February 2001. The loan was completely paid off as of December 31, 2000.

     We have a $3.0 million secured revolving line of credit with a bank from which we may borrow 100% against pledges of cash at the bank's prime rate. Borrowings under this line of credit agreement are collateralized by all of our assets. This loan agreement has been renegotiated and its term has been extended until March 17, 2002. As of March 30, 2001, we had not borrowed against this line.

     In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan is subject to interest of 12.8% and is repayable by December 2006. As of March 30, 2001, the future minimum payments were $99,000.

     In April 2001, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $25,000. This loan is subject to interest of 12.5% and is repayable by April 2004. As of April 30, 2001, the future minimum payments were $30,000.

     As of March 30, 2001, net accounts receivable were $1.3 million, down from $2.1 million at December 31, 2000. The decrease in net accounts receivable was chiefly attributed to improved collection of outstanding balances and reduced sales in the first quarter of fiscal 2001. The number of days for which payment for sales is outstanding was reduced from 58 days at December 31, 2000 to 50 days at March 30, 2001.

     Net inventories as of March 30, 2001 were $1.5 million, up from $1.3 million at December 31, 2000. The increase was largely attributable to the slower sales in the first quarter of fiscal 2001. Inventory turnover for this current quarter slowed to an equivalent of 1.8 turns per year from 3.5 turns per year in the prior quarter.

     Although we believe that our existing capital resources, anticipated cash flows from operations and available lines of credit will be sufficient to meet our capital requirements for at least the next 12 months, we may be required to seek additional equity or debt financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products and the pace of technological change in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all.
     We believe that, for the periods presented, inflation has not had a material effect on our operations.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

     None.


Item 2.    Changes in Securities and use of proceeds

     None


Item 3.    Quantitative and Qualitative disclosure about market risk

     The Company believes that there have been no material changes in the reported market risks faced by the Company since the fiscal year ended December 31, 2000. These and other risk factors are discussed in more detail in our Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2000 under the section "Risk Factors".

Item 4.    Submission of Matters to a Vote of Security Holders

     None.


Item 5.    Other Information

     In April 2001, we announced a worldwide restructuring of the Company and consolidated our operations in the United Kingdom and El Dorado Hills, California. We recognized a restructuring charge of $180,000 in the first quarter of fiscal 2001, which included an asset write-off and other direct expenses associated with this consolidation. We also eliminate 17 regular, temporary and contractor positions, which constitutes approximately 25% of our workforce, which will result in a severance charge of approximately $100,000 in the second quarter of fiscal 2001.

Item 6.     Exhibits and Reports on Form 8-K

            (a)      Exhibits:

                  99.1     Press Release dated May 14, 2001

            (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTELLE

By:   /s/ Donald L. Rich                                  Date: May 14, 2001
      Donald L. Rich
      Chairman of the Board and Director
      Chief Executive Officer and President
      (Principal Executive Officer)

By:   /s/ Paul Cheng                                      Date: May 14, 2001
      Paul Cheng
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial and Chief Accounting Officer)
      Secretary