Form 10-Q
period 2001-06-29
CASTELLE \CA\
filed 2001-08-10
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2001

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

                     855 Jarvis Drive, Morgan Hill, CA 95037
          (Address of principal executive offices, including zip code)

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

 The number of shares of the Registrant's Common Stock outstanding as of August
                             3, 2001 was 4,744,795.

                                    CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                                                      PAGE
PART I.    FINANCIAL INFORMATION

     Item 1.    Consolidated Financial Statements:                                                      3

                Consolidated Balance Sheets                                                             3

                Consolidated Statements of Operations                                                   4

                Consolidated Statements of Cash Flows                                                   5

                Notes to Condensed Consolidated Financial Statements                                    6


     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                              10


PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                      13

     Item 2.    Changes in Securities and Use of Proceeds                                              13

     Item 3.    Quantitative and Qualitative Disclosure about Market Risk                              13

     Item 4.    Submission of Matters to a Vote of Security Holders                                    13

     Item 5.    Other Information                                                                      13

     Item 6.    Exhibits and Reports on Form 8-K                                                       13

                Signatures                                                                             14

                Exhibit 99.1 - Press Release dated July 27, 2001                                       E-1

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            CASTELLE AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                         June 29, 2001         December 31, 2000
                                                                          (unaudited)              (audited)
                                                                    ----------------------   ---------------------
  Assets:
     Current assets:
       Cash and cash equivalents                                               $ 3,600                 $ 3,893
       Restricted cash                                                             --                      125
       Accounts receivable, net of allowances for doubtful
           accounts of $241 in 2001 and $285 in 2000                             1,192                   2,083
       Inventories, net                                                          1,587                   1,363
       Prepaid expense and other current assets                                    156                     209
                                                                    ----------------------   ---------------------
          Total current assets                                                   6,535                   7,673
     Property, plant & equipment, net                                              681                     768
     Other assets, net                                                              93                     102
                                                                    ----------------------   ---------------------
          Total assets                                                         $ 7,309                 $ 8,543
                                                                    ======================   =====================

  Liabilities & Shareholders' Equity:
     Current liabilities:
       Long-term debt, current portion                                         $     9                  $    9
       Accounts payable                                                            608                   1,014
       Accrued liabilities                                                       2,530                   2,681
                                                                    ----------------------   ---------------------
          Total current liabilities                                              3,147                   3,704
       Long-term debt, net of current portion                                       58                      63
                                                                    ----------------------   ---------------------
          Total liabilities                                                      3,205                   3,767

     Shareholders' equity:
       Common stock, no par value:
          Authorized: 25,000 shares
          Issued and outstanding: 4,745 and 4,741, respectively                 28,980                  28,976
       Deferred compensation                                                       (17)                    (17)
       Accumulated deficit                                                     (24,859)                (24,183)
                                                                    ----------------------   ---------------------
          Total shareholders' equity                                             4,104                   4,776
                                                                    ----------------------   ---------------------
          Total liabilities & shareholders' equity                             $ 7,309                $  8,543

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

                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                            Three months ended                 Six months ended
                                                      ................................   ..............................
                                                       June 29, 2001    June 30, 2000    June 29, 2001    June 30, 2000
                                                      ---------------  ---------------  ---------------  --------------

Net sales                                              $ 2,370          $ 3,760          $ 4,719         $ 7,860
Cost of sales                                              842            1,308            1,540           2,957
                                                   ---------------  ---------------  ---------------  --------------
    Gross profit                                         1,528            2,452            3,179           4,903
                                                   ---------------  ---------------  ---------------  --------------

Operating expenses:
    Research and development                               481              489              866             994
    Sales and marketing                                  1,039            1,332            2,165           2,644
    General and administrative                             255              416              699             882
    Restructuring charges                                   58               --              238               --
                                                   ---------------  ---------------  ---------------  --------------
       Total operating expenses                          1,833            2,237            3,968           4,520
                                                   ---------------  ---------------  ---------------  --------------
Income/(loss) from operations                             (305)             215             (789)            383

    Interest income, net                                    25               45               58              52
    Other income/(expense), net                             12              (49)              55             (49)
                                                   ---------------  ---------------  ---------------  --------------
Income/(loss) before provision for income taxes           (268)             211             (676)            386
    Provision for income taxes                              --               --               --               6
                                                   ---------------  ---------------  ---------------  --------------
Net income/(loss)                                       $ (268)           $ 211           $ (676)          $ 380
                                                   ===============  ===============  ===============  ==============

Earnings per share:
Net income/(loss) per common share - basic        $  (0.06)          $ 0.04           $ (0.14)          $ 0.08
Shares used in per share calculation - basic         4,744            4,732             4,742            4,696
Net income/(loss) per common share - diluted      $  (0.06)          $ 0.04           $ (0.14)          $ 0.07
Shares used in per share calculation - diluted       4,744            5,077             4,742            5,189

     See accompanying notes to condensed  consolidated financial statements.

                            CASTELLE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Six months ended
                                                                   ......................................
                                                                       June 29, 2001        June 30, 2000
                                                                   -----------------   ------------------
Cash flows from operating activities:
   Net Income/(Loss)                                                      $ (676)               $ 380
   Adjustment to reconcile net income/(loss) to net cash
      provided by operating activities:
     Loss on disposal of fixed assets                                          9                   --
     Depreciation and amortization                                           144                  164
     Provision for doubtful accounts and sales returns                        52                  166
     Provision for excess and obsolete inventory                              89                  (21)
     Compensation expense related to grant of stock options                    4                   26
     Changes in assets and liabilities:
      Accounts receivable                                                    839                 (555)
      Inventories                                                           (313)                   6
      Prepaid expenses and other current assets                             (161)                  97
      Other assets                                                             9                    8
      Accounts payable                                                      (192)                (108)
      Accrued liabilities and other long-term liabilities                   (151)                (116)
                                                                   -----------------   ------------------
        Net cash provided by/(used in) operating activities                 (347)                  47
                                                                   -----------------   ------------------

Cash flows from investing activities:
   Return of restricted cash                                                 125                   --
   Purchase of property and equipment                                        (66)                 (89)
                                                                   -----------------   ------------------
        Net cash provided by/(used in) investing activities                   59                  (89)
                                                                   -----------------   ------------------

Cash flows from financing activities:
   Repayment of loan                                                          (5)                 (59)
   Proceeds from issuances of common stock, net of
     repurchases                                                              --                   23
                                                                   -----------------   ------------------
        Net cash used in financing activities
                                                                              (5)                 (36)
                                                                   -----------------   ------------------

Net decrease in cash and cash equivalents                                   (293)                 (78)

Cash and cash equivalents at beginning of period                           3,893                4,714
                                                                   -----------------   ------------------
Cash and cash equivalents at end of period                                $3,600               $4,636
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

                            CASTELLE AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Basis of Presentation:
     ----------------------

     The accompanying unaudited consolidated financial statements include the accounts of Castelle and its wholly-owned subsidiaries in the United Kingdom and the Netherlands, and have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. The result of operations for the interim period presented is not necessarily indicative of the results for the year ending December 31, 2001. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K and Form 10-K/A for the fiscal year-ended December 31, 2000. The year ended condensed balance sheet data was derived from our audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The income statements for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire year.

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

2.   Net Income/(Loss) Per Share
     ---------------------------

     Basic net income/(loss) per share is computed by dividing net income/loss available to common shareholders by the weighted average number of common shares outstanding for that period. Diluted net income per share reflects the potential dilution from the exercise or conversion of other securities into common stock that were outstanding during the period. Diluted net loss per share excludes shares that are potentially dilutive as their effect is anti-dilutive. Shares that are potentially dilutive consist of incremental common shares issuable upon exercise of stock options and warrants.

     Basic and diluted earnings per share are calculated as follows for the second quarter and first six months of 2001 and 2000, respectively:

                                                             (in thousands, except per share amounts)
                                                    .......................................................
                                                                         (Unaudited)
                                                    .......................................................
                                                       Three months ended           Six months ended
                                                    .......................... ............................
                                                      June 29,     June 30,    June 29, 2001 June 30, 2000
                                                        2001         2000
                                                    -------------------------- ----------------------------
Basic:

    Weighted average common shares outstanding          4,744        4,732         4,742           4,696
                                                   =========================== ============= ==============
    Net income/(loss)                                  $ (268)       $ 211        $ (676)         $ 380
                                                   =========================== ============= ==============
    Net income/(loss) per common share - basic         $(0.06)       $0.04        $(0.14)        $ 0.08
                                                   =========================== ============= ==============

 Diluted:
    Weighted average common shares outstanding          4,744        4,732         4,742          4,696
    Common equivalent shares from stock options
        and warrants                                       --          345            --            493
                                                   --------------------------- ------------- --------------
    Shares used in per share calculation - diluted      4,744        5,077         4,742          5,189
                                                   =========================== ============= ==============
    Net income/(loss)                                  $ (268)       $ 211         $(676)         $ 380
                                                   =========================== ============= ==============
    Net income/(loss) per common share - diluted       $(0.06)       $0.04       $ (0.14)         $0.07
                                                   =========================== ============= ==============

     The calculation of diluted shares outstanding for the three months ended June 29, 2001 excludes options to purchase 1,327,089 shares of the Company's common stock, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the six months ended June 29, 2001, excludes options to purchase 1,319,089 shares of the Company's common stock, as their effect was antidilutive in the period. At June 30, 2000, warrants to purchase 100,000 shares of the Company's common stock were excluded, because the per share exercise price of each of the warrants was greater than the average market price for a share of the Company's common stock for the period.

3.   Inventories:
     ------------

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of reserves for excess and obsolete inventory. Inventory details are as follows (in thousands):

                                       June 29, 2001        December 31, 2000
                                        (Unaudited)
                               -----------------------------------------------
  Raw material                                $  449                $  335
  Work in process                                275                   201
  Finished goods                                 863                   827
                               -----------------------------------------------
         Total inventories                   $ 1,587               $ 1,363
                               ===============================================

4.   Revenue Recognition:
     --------------------

     Product revenue is recognized upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivables is probable and product returns are reasonably estimable. The Company enters into agreements with certain of its distributors which permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. Revenues subject to stock rotation rights are reduced by management's estimates of anticipated exchanges. Provisions for estimated warranty costs and anticipated retroactive price adjustments are recorded at the time products are shipped. The Company recognizes revenue from the sale of extended warranty contracts ratably over the period of the contracts. In January 2001, the Company entered into a separate agreement with a Japanese distributor to sell the Company's fax server products in Japan. The Company is entitled to receive a royalty on sales of products by the distributor. Royalty is not recognized as revenue by the Company until the products are sold by the distributor.


5.   Segmental Disclosure and Geographic Information:
     -------------------------------------------------

     The Company has determined that it operates in one segment. Revenues by geographic area are determined by the location of the end user and are summarized as follows (in thousands):

                                                     (Unaudited)
                                .......................................................
                                   Three months ended           Six months ended
                                .......................... ............................
                                  June 29,      June 30,      June 29,       June 30,
                                    2001          2000          2001           2000
                                -------------------------- ----------------------------

North America                        $1,853      $ 3,005       $ 3,751         $5,943
Europe                                  158          393           477            743
Pacific Rim                             359          362           491          1,174
                                --------------------------- ------------- --------------

  Total Revenues                     $2,370      $ 3,760       $ 4,719        $ 7,860
                                =========================== ============= ==============


6.   Comprehensive Income:
     ---------------------

     Under the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", disclosure of comprehensive income and its components is required in financial statements. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, therefore, no separate statement of comprehensive income has been presented.

7.   Restructuring:
     --------------

     In April 2001, the Company terminated 17 regular, temporary and contractor positions, which constituted approximately 25% of its workforce. This action resulted in a severance charge of $58,000 in the second quarter of fiscal 2001. This severance charge is in addition to the restructuring charge of $180,000 recorded in the first quarter of fiscal 2001, which included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California.

8.   New accounting pronouncements:
     ------------------------------

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS 142 will not have a significant impact on our financial statements.

     In June 2001, the FASB issued Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to Reseller of the Vendor's Products", which is effective for annual or interim financial statements beginning after December 15, 2001. The issue addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment of the selling price and should therefore be deducted from revenue or a cost incurred by the vendor for assets or services received. The Compnay is currently assessing but has not yet determined the impact of EITF 00-25 on its statement of operations.

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

                                         Consolidated Statements of Operations - As a Percentage of Net Sales

                                                                              (Unaudited)
                                                Three months ended                 Six months ended
                                          ................................  ................................
                                            June 29, 2001    June 30, 2000    June 29, 2001    June 30, 2000
                                          ----------------  --------------  ----------------  --------------

 Net sales                                        100%            100%              100%            100%
 Cost of sales                                     36%             35%               33%             38%
                                          ----------------  --------------  ----------------  --------------
     Gross profit                                  64%             65%               67%             62%
                                          ----------------  --------------  ----------------  --------------

 Operating expenses:
     Research and development                      20%             13%               18%             12%
     Sales and marketing                           44%             35%               46%             34%
     General and administrative                    11%             11%               15%             11%
     Restructuring charges                          2%              --                5%              --
                                          ----------------  --------------  ----------------  --------------
        Total operating expenses                   77%             59%               84%             57%
                                          ----------------  --------------  ----------------  --------------
 Income/(loss) from operations                    (13%)             6%              (17%)             5%

     Interest income, net                           1%                                2%
                                                                    *                                 *
     Other income/(expense), net                    1%                                1%              *
                                                                    *
                                          ----------------  --------------  ----------------  --------------
 Income/(loss) before provision for
          income taxes                            (11%)             6%              (14%)             5%
     Provision for income taxes                     --              --                *               *
                                          ----------------  --------------  ----------------  --------------
 Net income/(loss)                                (11%)             6%              (14%)             5%
                                          ================  ==============  ================  ==============

     *     Less than 1%

     Results of Operations


     Net Sales

          Net sales for the second quarter of fiscal 2001 were $2.4 million, as compared to $3.8 million for the same period in fiscal 2000. The $1.4 million decrease was largely due to a shortfall in the domestic sales of our fax server products.

          Net sales for first the six months were $4.7 million and $7.9 million for fiscal 2001 and 2000, respectively. The shortfall in sales was primarily due to the $2.6 million decline, or 38%, in demand for our fax server products, and a decrease in the sales of our print server products of $549,000, or 50%.

          Domestic sales in the second quarter of fiscal 2001 were $1.9 million, as compared to $3 million in the same period in fiscal 2000. For the first six months of fiscal 2001, domestic sales were $3.8 million, as compared to $5.9 million, a decrease of 37%, mostly in our fax server product line.

          International sales in the second quarter of fiscal 2001 decreased to $517,000 from $755,000 for the same period in fiscal 2000, representing 22% and 20%, respectively, of total net sales. International sales for the first six months of fiscal 2001 and 2000 were $968,000 and $1.9 million, representing 21% and 24%, respectively, of total net sales. This decline in international sales was mainly the result of reduced demand for our print server products in the Asia Pacific Region and the change made earlier this year from a model of selling our print server products directly to our distributor in Japan to a royalty collection model. The royalty amounts received by us in the first six months of this year were not significant.

     Cost of Sales; Gross Profit

          Gross profit of $1.5 million, or 64% of net sales, for the second quarter of fiscal 2001 decreased, as compared to $2.5 million, or 65% of net sales for the same period in fiscal 2000. The gross profit percentage in the second quarter of fiscal 2001 was comparable to the second quarter of fiscal 2000.

          Gross profits for the first six months of fiscal 2001 and 2000 were $3.2 million, or 67% of net sales and $4.9 million, or 62% of net sales, respectively. The increase in gross profit for the six months of fiscal 2001 was primarily due to the mix of products that were sold at a higher average selling price. The change in the first quarter of fiscal 2001 to a royalty collection model from directly selling our print server products to our distributor in Japan also contributed to the higher gross profit, even though the amount of royalties received was not significant.

     Research & Development

          Research and product development expenses were $481,000, or 20% of net sales for the second quarter of fiscal 2001, as compared to $489,000, or 13% of net sales for the same period in fiscal 2000. Research and product development expenses for the first six months were $866,000, or 18% of net sales in fiscal 2001, as compared to $994,000, or 13% of net sales for the same period in fiscal 2000. This reduction of $128,000 in the six-month period was mostly due to lower compensation expenses. Research and product development spending in the second quarter of fiscal 2001, however, increased sequentially by $96,000, primarily due to higher external consulting and compensation expenses.

     Sales & Marketing

          Sales and marketing expenses were $1 million, or 44% of net sales for the second quarter of fiscal 2001, as compared to $1.3 million, or 35% of net sales for the same period in fiscal 2000. The reduction of $293,000 was mostly contributable to lower promotional expenses of $101,000, lower consulting of $29,000 and a decrease in other general expenses of $133,000. For the first six months of fiscal 2001, the expenses were $2.2 million, or 46% of net sales, as compared to $2.6 million, or 34% of net sales for the same period in fiscal 2000. This reduction of sales and marketing spending by $479,000 was mostly attributable to lower promotional expenses of $103,000, lower compensation of $65,000 and a decrease in other expenses of $230,000.

     General & Administrative

          General and administrative expenses were $255,000, or 11% of net sales for the second quarter of fiscal 2001, as compared to $416,000, or 11% of net sales for the same period in fiscal 2000. The reduction of $161,000 in the second quarter in fiscal 2001 was principally due to a lower provision for doubtful accounts of $73,000 and lower legal and consulting expenses of $47,000. General and administrative expenses for the first six months of fiscal 2001 were $699,000, or 15% of net sales in fiscal 2001, as compared to $882,000, or 11% of net sales for the same period in fiscal 2000. The reduction in general and administration expenses of $183,000 was primarily due to lower legal and consulting expenses of $97,000 and a $59,000 decrease in other general administrative expenses.
     Restructuring

          In April 2001, we terminated 17 regular, temporary and contractor positions, which constituted approximately 25% of our workforce. This action resulted in a severance charge of $58,000 in the second quarter of fiscal 2001. This severance charge is in addition to the restructuring charge of $180,000 recorded in the first quarter of fiscal 2001, which included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California. There was no restructuring charge in fiscal 2000.


Liquidity and Capital Resources

     As of June 29, 2001, we had approximately $3.6 million of cash and cash equivalents, as compared to $3.9 million at December 31, 2000. The decrease in cash and cash equivalents of $293,000 was primarily due to the overall decline in sales, the severance charge in April 2001 and the net loss for the first six months of fiscal 2001.

     The restricted cash of $125,000 appearing on our balance sheet as of December 31, 2000, was a certificate of deposit to collateralize a loan and was returned to us in February 2001. The loan was completely paid off as of December 31, 2000.

     We have a $3 million secured revolving line of credit with a bank from which we may borrow 100% against pledges of cash at the bank's prime rate. As of June 29, 2001, we had no borrowings under this line of credit.

     In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan is subject to interest of 12.8% and is repayable by December 2006. As of June 29, 2001, the future minimum payments were $94,000.

     In April 2001, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $25,000. This loan is subject to interest of 12.5% and is repayable by April 2004. As of June 29, 2001, the future minimum payments were $30,000.

     As of June 29, 2001, net accounts receivable were $1.2 million, down from $2.1 million at December 31, 2000. The decrease in net accounts receivable was largely attributable to improved collection of outstanding balances and reduced sales in the first six months of fiscal 2001. The number of days for which payment for sales is outstanding improved from 58 days at December 31, 2000 to 45 days at June 29, 2001.

     Net inventory as of June 29, 2001 was $1.6 million, an increase from the $1.4 million at December 31, 2000. The higher inventory level was partly due to a planned increase for a small build-up of our best selling fax server models to ensure quick turn-around to our customers. The slower than expected sales in some other fax server products also contributed to the overall increase. Inventory turnover improved from an equivalent of 1.9 turns per year in the first quarter of fiscal 2001 to 2.1 turns per year in this current quarter.

     Although we believe that our existing capital resources, anticipated cash flows from operations and available lines of credit will be sufficient to meet our capital requirements for at least the next 12 months, we may be required to seek additional equity or debt financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products and the pace of technological change in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. In order to maximize shareholder value, the Board of Directors contunues to evaluate various strategic alternatives that may be available to us.
     We believe that, for the periods presented, inflation has not had a material effect on our operations.

         PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 29, 2001. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements; therefore we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market account or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment. However, sharp declines in interest rates could seriously harm interest earnings on this account.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           In April 2001, we terminated 17 regular, temporary and contractor positions, which constituted approximately 25% of our workforce. This action resulted in a severance charge of $58,000 in the second quarter of fiscal 2001. This severance charge is in addition to the restructuring charge of $180,000 recorded in the first quarter of fiscal 2001, which included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California. There was no restructuring charge in fiscal 2000.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                           99.1  Press Release dated July 27, 2001

(b)      Reports on Form 8-K

                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Donald L. Rich                                   Date: August 10, 2001
      Donald L. Rich
      Chairman of the Board and Director
      Chief Executive Officer and President
      (Principal Executive Officer)

By:   /s/ Paul Cheng                                       Date: August 10, 2001
      Paul Cheng
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial and Chief Accounting Officer)
      Secretary