Form 10-Q
period 2001-09-28
CASTELLE \CA\
filed 2001-11-09
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __ The number of shares of the Registrant's Common Stock outstanding as of November 6, 2001 was 4,744,795.


                                    CASTELLE
                                    Form 10-Q
                                Table of Contents


                                                                                                     Page
                                                                                                     ----
Part I.    Financial Information

     Item 1.    Consolidated Financial Statements:                                                      3

                Consolidated Balance Sheets                                                             3

                Consolidated Statements of Operations                                                   4

                Consolidated Statements of Cash Flows                                                   5

                Notes to Consolidated Financial Statements                                              6


     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                              11


Part II.   Other Information

     Item 1.    Legal Proceedings                                                                      15

     Item 2.    Changes in Securities and Use of Proceeds                                              15

     Item 3.    Quantitative and Qualitative Disclosure about Market Risk                              15

     Item 4.    Submission of Matters to a Vote of Security Holders                                    15

     Item 5.    Other Information                                                                      15

     Item 6.    Exhibits and Reports on Form 8-K                                                       15

                Signatures                                                                             16

                Exhibit 99.1 - Press Release dated October 31, 2001                                   E-1

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

                         Part I - Financial Information

Item 1.    Financial Statements



                            CASTELLE AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                       (in thousands)
                                                                      September 28, 2001       December 31, 2000
                                                                          (unaudited)              (audited)
                                                                    ----------------------   ---------------------
  Assets:
     Current assets:
       Cash and cash equivalents                                               $ 4,105                 $ 3,893
       Restricted cash                                                               -                     125
       Accounts receivable, net of allowances for doubtful
           accounts  of $241 in 2001 $285 in 2000                                  666                   2,083
       Inventories, net                                                          1,260                   1,363
       Prepaid expense and other current assets                                    161                     209
                                                                    ----------------------   ---------------------
          Total current assets                                                   6,192                   7,673
     Property, plant & equipment, net                                              653                     768
     Other assets, net                                                              90                     102
                                                                    ----------------------   ---------------------
          Total net assets                                                     $ 6,935                 $ 8,543
                                                                    ======================   =====================

  Liabilities & Shareholders' Equity:
     Current liabilities:
       Long-term debt, current portion                                         $    17                 $     9
       Accounts payable                                                            447                   1,014
       Accrued liabilities                                                       2,244                   2,681
                                                                    ----------------------   ---------------------
          Total current liabilities                                              2,708                   3,704
       Long-term debt, net of current portion                                       69                      63
                                                                    ----------------------   ---------------------
          Total liabilities                                                      2,777                   3,767

     Shareholders' equity:
       Common stock, no par value;
          Authorized:  25,000 shares;
          Issued and outstanding: 4,745 and 4,741, respectively                 28,981                  28,976
       Deferred compensation                                                       (17)                    (17)
       Accumulated deficit                                                     (24,806)                (24,183)
                                                                    ----------------------   ---------------------
          Total shareholders' equity                                             4,158                   4,776
                                                                    ----------------------   ---------------------
          Total liabilities & shareholders' equity                             $ 6,935                 $ 8,543
                                                                    ======================   =====================


See accompanying notes to condensed consolidated financial statements.

                            CASTELLE AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share amounts)
                                   (unaudited)

                                                          Three months ended                     Nine months ended
                                                   ----------------------------------      --------------------------------
                                                     September 28,     September 29,        September 28,    September 29,
                                                          2001              2000                 2001             2000
                                                   -----------------  ---------------      ---------------  ---------------
  Net sales                                              $ 2,559          $ 3,730              $ 7,278         $ 11,591
  Cost of sales                                              770            1,314                2,310            4,273
                                                   -----------------  ---------------      ---------------  ---------------
       Gross profit                                        1,789            2,416                4,968            7,318

  Operating expenses:
      Research and development                               470              441                1,336            1,435
      Sales and marketing                                    919            1,368                3,084            4,012
      General and administrative                             353              383                1,052            1,265
         Restructuring charges                                 5                -                  243                -
                                                   -----------------  ---------------      ---------------  ---------------
         Total operating expenses                          1,747            2,192                5,715            6,712
  Income/(loss) from operations                               42              224                 (747)             606
      Interest income, net                                    19               52                   77              143
      Other income/(expense), net                             (8)             (36)                  47             (123)
  Income/(loss) before provision for income taxes             53              240                 (623)             626
      Provision for income taxes                               -                -                    -                6
                                                   -----------------  ---------------      ---------------  ---------------
  Net income/(loss)                                      $    53         $    240             $   (623)        $    620
                                                   =================  ===============      ===============  ===============

  Net Income/(Loss)  per share:
     Net income/(loss) per common share - basic           $ 0.01           $ 0.05              $ (0.13)          $ 0.13
     Shares used in per share calculation - basic          4,745            4,741                4,743            4,661
      Net income/(loss) per common share - diluted        $ 0.01           $ 0.05              $ (0.13)          $ 0.12
     Shares used in per share calculation -                4,782            5,071                4,743            5,188
     diluted

     See accompanying notes to condensed consolidated financial statements.

                            CASTELLE AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                              Nine months ended
                                                                    -------------------------------------
                                                                      September 28,       September 29,
                                                                           2001               2000
                                                                    -----------------  ------------------
 Cash flows from operating activities:
    Net income/(loss)                                                     $  (623)            $   620
    Adjustment to reconcile net income (loss) to net cash
       provided by operating activities:
      Loss on disposal of fixed assets                                          9                  --
      Depreciation and amortization                                           208                 230
      Provision for doubtful accounts and sales returns                        93                (133)
      Provision for excess and obsolete inventory                             120                (112)
      Compensation expense related to grant of stock options                    5                  39
      Changes in assets and liabilities:
       Accounts receivable                                                  1,324                (388)
       Inventory                                                              (17)                 89
       Prepaid expenses and other current assets                               48                  65
       Accounts payable                                                      (567)               (168)
       Accrued liabilities                                                   (437)               (278)
       Other assets                                                            12                 (37)
                                                                    -----------------  ------------------
         Net cash provided by/(used in) operating activities                  175                 (73)
                                                                    -----------------  ------------------

 Cash flows from investing activities:
     Return of restricted cash                                                125                  --
    Purchase of property and equipment                                        (77)               (103)
                                                                    -----------------  ------------------
         Net cash provided by/(used in) investing activities                   48                (103)
                                                                    -----------------  ------------------

 Cash flows from financing activities:
    Repayment of notes payable                                                (11)                (79)
    Proceeds from issuance of common stock and warrants, net
      of repurchases                                                            -                  24
                                                                    -----------------  ------------------
         Net cash used in financing activities                                (11)                (55)
                                                                    -----------------  ------------------
                                                                              212                (231)
 Net increase/(decrease) in cash and cash equivalents

 Cash and cash equivalents at beginning of period                           3,893               4,714
                                                                    -----------------  ------------------
 Cash and cash equivalents at end of period                               $ 4,105             $ 4,483
                                                                    =================  ==================
 Supplemental information:

   Cash paid for interest                                                  $    8              $    5
   Note payable for fixed asset acquisition                                $   25              $    -

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

     Basic and diluted income/loss per share are calculated as follows for the third quarter and first nine months of 2001 and 2000, respectively:

                                                               (in thousands, except per share amounts)
                                            ---------------------------------------------------------------------------
                                                                             (Unaudited)
                                            ---------------------------------------------------------------------------
                                                     Three months ended                       Nine months ended
                                            ------------------------------------     ----------------------------------
                                              September 28,       September 29,       September 28,       September 29,
                                                  2001                 2000                2001               2000
Basic:
   Weighted average common shares
       outstanding                                  4,745               4,741              4,743                4,661
                                            ================    ================     ===============    ================
   Net income/(loss)                               $   53              $  240             $ (623)              $  620
                                            ================    ================     ===============    ================
   Net income/(loss) per common share -
       basic                                       $ 0.01              $ 0.05             $(0.13)              $ 0.13
                                            ================    ================     ===============    ================

Diluted:
   Weighted average common shares
       outstanding                                  4,745               4,741              4,743                4,661
     Common equivalent shares from stock
         options and warrants                          37                 330                  -                  527
                                            ----------------    ----------------     ---------------    ----------------
   Shares used in per share calculation
       - diluted                                    4,782               5,071              4,743                5,188
                                            ================    ================     ===============    ================
   Net income/(loss)                               $   53              $  240             $ (623)              $  620
                                            ================    ================     ===============    ================
   Net income/(loss) per common share -            $ 0.01              $ 0.05             $(0.13)              $ 0.12
       diluted                              ================    ================     ===============    ================

     The calculation of diluted shares outstanding for the nine months ended September 28, 2001 excludes 75,304 stock options, as their effect was antidilutive in the period. At September 29, 2000, warrants to purchase 100,000 shares of the Company's common stock were excluded, because their exercise price is greater than the average common stock market price for the period.

3.       Inventory:

     Inventory is stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market value and net of allowances for excess and obsolete inventory. Inventory details are as follows (in thousands):

                                      September 28, 2001
                                        (Unaudited)            December 31, 2000
                                      ------------------       -----------------
  Raw material                                $  443                  $  335
  Work in process                                167                     201
  Finished goods                                 650                     827
                                      -----------------        -----------------
            Total inventory                  $ 1,260                 $ 1,363
                                      =================        =================

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

5.       Segments Disclosure:

     The Company has determined that it operates in one segment. Revenues by geographic area are determined by the location of the end user and are summarized as follows (in thousands):

                                                        (Unaudited)
                           --------------------------------------------------------------------
                                   Three months ended                  Nine months ended
                           --------------------------------     -------------------------------
                             September 28,    September 29,     September 28,     September 29,
                                 2001              2000             2001               2000
                           ---------------    -------------     -------------     -------------
North America                    $2,129          $ 2,867            $ 5,880           $8,811
Europe                              232              251                709              994
Pacific Rim                         198              612                689            1,786
                           ---------------    -------------     -------------     -------------
  Total Revenues                 $2,559          $ 3,730            $ 7,278         $ 11,591
                           ===============    =============     =============     =============


6.       Comprehensive Income:

     Under the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," disclosure of comprehensive income and its components is required in financial statements. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, therefore, no separate statement of comprehensive income has been presented.

7.       Restructuring:

     In April 2001, the Company terminated 17 regular, temporary and contractor positions, which constituted approximately 25% of our workforce. This action resulted in a severance charge of $243,000 in the first nine months of fiscal 2001. The restructuring included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California.

     Of the total restructuring charge of $243,000, approximately $213,000 represented cash charges and the remaining $30,000 represented the write-down of assets in the Company's UK operations. The restructuring activities were as follows:

                                                                                  Accrued
                                                                              restructuring
                                             Non-cash                         charges as of
                            Total charge     charges      Cash payments     September 28, 2001
                            ------------     --------     -------------     ------------------
Severance and benefits         $ 100             -           $  (63)            $   37
Facilities                        89          $(30)             (35)                24
Other                             54             -              (15)                39
                            ------------     --------     -------------     ------------------
                               $ 243          $(30)          $ (113)             $ 100
                            ------------     --------     -------------     ------------------

     The remaining restructuring charges largely relate to additional costs to be incurred following the closure of the UK operations as well as the final severance payments to certain employees. There was no restructuring charge in fiscal 2000.


8.       Commitments and contingencies:

     From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position or results of operations of the Company.

9.       New accounting pronouncements:

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

     In June 2001, the FASB issued Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to Reseller of the Vendor's Products," which is effective for annual or interim financial statements beginning after December 15, 2001. The issue addresses whether consideration paid by a vendor to a reseller for the vendor's products is an adjustment of the selling price and should therefore be deducted from revenue or a cost incurred by the vendor for assets or services received. The Company is currently assessing but has not yet determined the impact of EITF 00-25 on its statement of operations.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS 142 will not have a significant impact on our financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company is currently assessing but has not yet determined the impact of SFAS 144 on its statement of operations.

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

                                           Consolidated Statements of Operations - As a Percentage of Net Sales

                                                 Three months ended                   Nine months ended
                                          ----------------------------------------------------------------------
                                            September 28,     September 29,     September 28,     September 29,
                                                2001              2000              2001              2000
                                          ----------------  ----------------  ----------------  ----------------
   Net sales                                      100%              100%              100%              100%
   Cost of sales                                   30%               35%               32%               37%
                                          ----------------  ----------------  ----------------  ----------------
       Gross profit                                70%               65%               68%               63%

   Operating expenses:
       Research and development                    18%               12%               18%               12%
       Sales and marketing                         36%               37%               42%               35%
       General and administrative                  14%               10%               15%               11%
           Restructuring charges                    *                --                 3%               --
                                          ----------------  ----------------  ----------------  ----------------
          Total operating expenses                 68%               59%               78%               58%

                                          ----------------  ---------------- ----------------  ----------------
   Income/(loss) from operations                    2%                6%              (10%)               5%
                                                                                        1%                *
       Interest income, net                         *                 *
       Other income/(expense), net                  *                 *                 *                 *
                                          ----------------  ----------------  ----------------  ----------------
   Income/(loss) before provision for
            income taxes                            2%                6%               (9%)               5%
       Provision for income taxes                  --                --                --                 *
                                          ----------------  ----------------  ----------------  ----------------
   Net income/(loss)                                2%                6%               (9%)               5%
                                          ================  ================  ================  ================

*        Less than 1%

Results of Operations

     Net Sales

              Net sales for the third quarter of fiscal 2001 were $2.6 million, as compared to $3.7 million for the same period in fiscal 2000. The shortfall in net sales was primarily due to a reduction in the sales of our fax server products of $800,000, or 25%, and the continued decline in the sales of the print server products by $371,000, or 73%.

              Net sales were $7.3 million and $11.6 million for the first nine months of fiscal 2001 and 2000, respectively. The decrease in net sales over the previous year was mostly attributable to the $3.4 million decline, or 34%, in demand for our fax server products, and a decrease in the sales of our print server products of $920,000, or 58%.

              Domestic sales in the third quarter of fiscal 2001 were $2.1 million, as compared to $2.9 million in the same period in fiscal 2000, representing 83% and 77%, respectively, of total net sales. For the first nine months of fiscal 2001, domestic sales were $5.9 million, as compared to $8.8 million in the same nine months of fiscal 2000, representing 81% and 76%, respectively, of total net sales. The decrease in domestic sales in the first nine months of fiscal 2001 was primarily due to lower demand for products in the fax server product line.

              International sales in the third quarter of fiscal 2001 were $430,000, as compared to $863,000 for the same period in 2000, representing 17% and 23%, respectively, of total net sales. International sales for the first nine months of fiscal 2001 and 2000 were $1.4 million and $2.8 million, respectively, representing 19% and 24%, respectively, of total net sales. This decline in international sales in the first nine months of fiscal 2001 was mainly the result of reduced demand for our fax server product line of $478,000, or 30%, and our print server products of $904,000, or 75%.

     Cost of Sales; Gross Profit

              Gross profit of $1.8 million, or 70% of net sales, for the third quarter of fiscal 2001, decreased, as compared to gross profit of $2.4 million, or 65%, for the same period in fiscal 2000. The higher gross profit percentage in the third quarter of fiscal 2001 was largely due to the increasingly favorable mix from the sales of our fax server products, which has a higher gross profit contribution, as compared to the sales of our print server products, which yields a lower gross margin.

              Gross profits for the first nine months of fiscal 2001 and 2000 were $5 million, or 68% of net sales and $7.3 million, or 63% of net sales, respectively. The increase in gross profit percentage for the nine months of fiscal 2001 was primarily due to the mix of products that were sold at a higher average selling price. The change in the first quarter of fiscal 2001 from directly selling our print server products to our distributor in Japan to a royalty collection model also contributed to the higher gross profit, even though the amount of royalties received was not significant.

     Research & Development

              Research and product development expenses were $470,000, or 18%, of net sales for the third quarter of fiscal 2001, as compared to $441,000, or 12%, of net sales for the same period in fiscal 2000. Research and product development expenses for the first nine months of 2001 were $1.3 million, or 18% of net sales, as compared to $1.4 million, or 12% of net sales, for the same period in fiscal 2000. This reduction of $99,000 in the nine-month period was mostly due to lower compensation expenses.

     Sales & Marketing

              Sales and marketing expenses were $919,000 or 36%, of net sales for the third quarter of fiscal 2001, as compared to $1.4 million, or 37% of net sales for the same period in fiscal 2000. The reduction of $449,000 was mostly attributable to lower operating expenses of $107,000 in our United Kingdom operation as a result of our consolidation efforts earlier in the year, lower compensation and consulting expenses of $136,000, and decreased promotional expenses of $127,000. For the first nine months of fiscal 2001, sales and marketing expenses were $3.1 million, or 42% of net sales, as compared to $4 million, or 35% of net sales, for the same period in fiscal 2000. This reduction of sales and marketing spending by $928,000 was mostly attributable to lower operating expenses of $107,000 in the United Kingdom, lower compensation and consulting expenses of $260,000, decreased promotional expenses of $260,000 and a reduction in other general expenses of $217,000.

     General & Administrative

              General and Administrative expenses were $353,000 and $383,000, or 14% and 10%, respectively, of net sales for the third quarter of fiscal 2001 and 2000, respectively. General and administrative expenses for the first nine months of fiscal 2001 decreased to $1.1 million, or 14% of net sales, as compared to $1.3 million, or 11%, of net sales for the same period in fiscal 2000. The reduction in general and administration expenses of $213,000 was primarily due to lower legal and consulting expenses of $77,000, decreased recruiting expenses of $45,000 and lower bad debt and collection expenses of $76,000.

     Restructuring

     In April 2001, we terminated 17 regular, temporary and contractor positions, which constituted approximately 25% of our workforce. This action resulted in a restructuring charge of $243,000 in the nine months of fiscal 2001. The restructuring included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California. There was no restructuring charge in fiscal 2000.


Liquidity and Capital Resources

         As of September 28, 2001, we had approximately $4.1 million of cash and cash equivalents as compared to $3.9 million at December 31, 2000. Working capital improved slightly to $3.5 million at September 28, 2001 from $3.3 million at June 29, 2001, but decreased from $4 million at December 31, 2000. The improvement in cash and cash equivalents from the second quarter of fiscal 2001 was mostly attributable to improved collection of outstanding balances owed to us by our customers, reduced inventory to meet the current revenue projections, offset in part by more timely payments to our vendors. The reduction in working capital, compared to December 31, 2000, was primarily due to the fiscal 2001 year to date net loss, partially offset by improved collections from customers and reduced inventory.

         The restricted cash of $125,000 appearing on our balance sheet as of December 31, 2000, was a certificate of deposit to collateralize a loan and was returned to us in February 2001. The loan was completely paid off as of December 31, 2000.

         We have a $3 million secured revolving line of credit with a bank from which we may borrow 100% against pledges of cash at the bank's prime rate. As of September 28, 2001, we had no borrowings under this line of credit.

         In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan is subject to interest of 12.8% and is repayable by December 2006. As of September 28, 2001, the future minimum payments were $90,000.

         In April 2001, we entered into a loan and security agreement with a finance company for an amount of $25,000. This loan is subject to interest of 12.5% and is repayable by April 2003. As of September 28, 2001, the future minimum payments were $25,000.

         As of September 28, 2001, net accounts receivable were $666,000, down from $2.1 million at December 31, 2000. The September 28, 2001 balance was net of allowances for doubtful accounts, estimated product returns and price protection of $760,000, which is in compliance with our revenue recognition policies, as compared to allowances of $667,000 at December 31, 2000. The decrease in net accounts receivable was largely attributed to improved collection of outstanding balances and reduced sales in the nine months of this year.

         Net inventory as of September 28, 2001 was $1.3 million, compared to $1.4 million at December 31, 2000 and $1.6 million as of June 29, 2001. The planned inventory reductions were in line with current revenue projections. Inventory turnover reduced from an equivalent of 3.5 turns per year at December 31, 2000 to 2.4 turns per year in this current quarter.

         Although we believe that our existing capital resources, anticipated cash flows from operations and available lines of credit will be sufficient to meet our capital requirements for at least the next 12 months, we may be required to seek additional equity or debt financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products and the pace of technological change in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. In order to maximize shareholder value, the Board of Directors continues to evaluate various strategic alternatives that may be available to us.

         We believe that, for the periods presented, inflation has not had a material effect on our operations.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

           We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at September 28, 2001. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements; therefore we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market account or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment. However, sharp declines in interest rates could seriously harm interest earnings on this account.


Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           In April 2001, we terminated 17 regular, temporary and contractor positions, which constituted approximately 25% of our workforce. This action resulted in a restructuring charge of $243,000 in the nine months of fiscal 2001. The restructuring included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California. There was no restructuring charge in fiscal 2000.

Item 6.     Exhibits and Reports on Form 8-K

               (a)   Exhibits:

                        99.1  Press Release dated October 31, 2001

               (b)   Reports on Form 8-K

                         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Donald L. Rich                                  Date: November 9, 2001
      Donald L. Rich
      Chairman of the Board and Director
      Chief Executive Officer and President
      (Principal Executive Officer)

By:   /s/ Paul Cheng                                      Date: November 9, 2001
      Paul Cheng
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial and Chief Accounting Officer)
      Secretary