Form 10-K
period 2001-12-31
CASTELLE \CA\
filed 2002-03-29
CIK 908605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-220-20

CASTELLE
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0164056 (IRS Employer Identification No.)

855 Jarvis Drive, Suite 100, Morgan Hill, California 95037
(Address of principal executive offices, including zip code)

(408) 852-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in any amendment to this Form 10-K or in definitive proxy or information statements incorporated by reference in Part III of the
Form 10-K. [_]

The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq SmallCap Market on March 15, 2002 was $3,428,000. Shares of the Registrant’s Common Stock held by directors, executive officers and holders of more than 10% of the Company’s Common Stock have been excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

The number of shares of Common Stock outstanding as March 15, 2002 was 4,744,795.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be incorporated by reference from certain portions of Castelle’s Proxy Statement relating to its 2002 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC no later than April 30, 2002 or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2002.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry. All of our forward-looking statements involve risks and uncertainties. The Company’s actual results could differ significantly from our expectations and from the results expressed in or implied by these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances. Important factors that may cause results to differ from expectations include those discussed in Risk Factors beginning on page 25 in this document.

PART I

ITEM 1.    BUSINESS

     The following summary should be read in conjunction with, and is qualified in its entirety by, the more detailed information and Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

      Castelle was incorporated in California in 1987, and its principal offices are located at 855 Jarvis Drive, Suite 100, Morgan Hill, California 95037. Unless the context otherwise requires, references in this Form 10-K to “we,” “us,” or the “Company” refer to Castelle. The Company’s telephone number is (408) 852-8000. Castelle®, LANpress® and JetPress® are registered trademarks and InfoPress™ is a trademark of the Company. This Annual Report on Form 10-K includes trademarks and trade names of other companies.

      Castelle designs, develops, markets and supports server appliances providing office messaging solutions and other shared services. The Company’s current products are focused on two areas: fax and integrated messaging products, including a range of software enhancements, and print servers. The Company’s products consist of FaxPress, an integrated hardware/software network faxing solution; OfficeDirect, an integrated fax/email messaging system; InfoPress, an enterprise-level fax-on-demand software product; and LANpress print servers.

      The Company’s products have historically centered on fax and print servers and related technologies. Starting in 1997, the Company’s revenues have declined as competition increased, primarily with the print server products in the Asia Pacific Region, while at the same time the Internet and other networking technologies advanced. As a result, the Company experienced annual operating losses during fiscal 1997 through 1999. During the past two years, management has redirected the Company’s efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. Through the introduction of the enhanced fax messaging products that generate higher gross profits, restructuring and implementing numerous cost reductions, the Company was able to report operating profits in the fourth quarter of fiscal 1999 and in each of the four quarters of fiscal 2000. Although the Company was profitable in fiscal 2000, it incurred $591,000 of losses in fiscal 2001 resulting from a decrease in demand for our products due in part to the slowness of the economy.

Industry Background

      In the mid-1980s, organizations began to interconnect personal computers into local area networks (“LANs”) in order to allow work groups to share files and peripherals such as printers. As LANs have proliferated throughout organizations and client/server architectures have gained acceptance, they have become increasingly complex, the size and multimedia intensity of files being transmitted has increased and the applications operating on the computer networks have become more critical to the success of the business enterprise. The proliferation of the Internet and Intranets and popularity of electronic communications expanded the role of LAN’s as a means to provide common access to the Internet, email and other messaging applications. Installation, maintenance and administration of LAN equipment have always required a staff of highly skilled professionals. The costs associated with LANs and related equipment are significant and typically affordable only by larger organizations. Many small and medium sized businesses were not able to invest in necessary equipment and support staff. This created the need for specialized networking equipment that would allow network administrators to deploy complex networking applications without the cost and time required to install server-based software solutions. These devices are known in the industry as “Server Appliances” or “Thin Servers”. A server appliance is an integrated software/hardware solution designed to reduce the complexity and cost for a specific server based application. Internet routers, email servers, remote access servers, communication servers, and print servers are examples of the server appliances used by businesses today.

      Castelle pioneered server appliances, establishing a benchmark for “plug and play” and ease of use with its fax and print server product families.

      Fax Messaging Products: The increasing popularity of email and the Internet provided a boost to all types of electronic communications as many users and organizations become more comfortable and accustomed to their use. To further simplify and improve inter- and intra-organizational communications, corporate MIS departments are looking for ways to integrate different types of messaging into a unified messaging environment. Fax remains one of the key business communication tools and is one of the essential components of the corporate messaging environment. In corporate communication infrastructures, fax is being integrated into email. To facilitate this capability companies install email-integrated fax server systems.

      Fax servers allow users to send and receive faxes as easily as emails, using the same email application for both types of messages. A fax server can sort incoming faxes directly and deliver them electronically and confidentially to the electronic mailboxes of the intended recipients. Fax server can also be used as an independent network shared messaging system in environments that require high volume incoming and outgoing faxes. Users are able to send and receive faxes directly from their computers or workstations, eliminating the need to print a document, take it to a stand-alone fax machine and wait for its transmission. Fax servers can help reduce fax transmission costs by sending non-urgent faxes at “off-peak” telephone rates and by utilizing fax over the Internet technology.

      These fax servers can be implemented using complex software that require Windows NT or UNIX systems and specialized expensive fax modems. Our lower cost solution is a dedicated fax server appliance, such as the Castelle FaxPress.

      Automated delivery of information is another popular application of the fax technology. Fax-on-demand is the ability to use a touch-tone phone and a fax machine to request and receive copies of documents on demand. Although there are a wide variety of applications installed, the two most common applications are customer support and literature fulfillment applications. The largest industry using fax-on-demand is the high-technology sector, with applications also installed in travel, government, newspapers, manufacturing and non-profit organizations. Essentially, any company with information to disseminate publicly is a potential information-on-demand customer. Castelle’s InfoPress product line provides a comprehensive solution for automated information delivery via fax and email.

      Integrated Messaging Servers. Proliferation of various types of electronic communications created a need for unified messaging systems. Instead of using single-function software programs for different types of messages, such as emails and faxes, many users prefer to use a single application such as Microsoft Outlook for all messages. Integrating different systems to handle various message types can be complex and expensive. To simplify this process, next-generation messaging servers, such as Castelle’s OfficeDirect Messaging Server, provide both email and fax capabilities in one integrated system.

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

Castelle Strategy

      Castelle’s objective is to be a leading worldwide supplier of server appliances providing office messaging solutions and other shared services. Castelle pioneered server appliances, establishing a benchmark for “plug and play” and ease of use with its fax and print server product families. Castelle products are installed in many Fortune 1000 companies, and in small and medium sized businesses worldwide. Castelle is now applying its proven technology to the office, integrating desktop messaging, Internet connectivity, print and other shared services.

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

      Focus on E-commerce and Other High Volume Distribution Channels: The Company has established a two-tier domestic and international distribution network of leading national and regional network product distributors and resellers including Ingram Micro and TechData. Castelle’s products are well suited for sale by e-commerce vendors and the Company has been successful working with leading suppliers such as CDW and Insight.. The Company also sells through OEM vendors such as Fujitsu Ltd. in Japan (“Fujitsu”). The Company is focused on maintaining and strengthening its current distribution network in North America, Europe and Asia-Pacific regions.

      Leverage Strategic Relationships: The Company augments its product offerings by establishing relationships with companies able to provide products in areas outside of the Company’s core technical competencies or in instances where internal development of such products is not cost-effective. The Company also establishes relationships with numerous leaders in hardware and software technology to enable it to keep abreast of, and respond quickly to, technological changes that may affect the network enhancement market.

Products

      The Company develops and markets a range of server appliance products that enhance network productivity, performance and functionality. The Company’s current products are grouped into two areas: fax messaging products, including a range of software enhancements, and print servers.

      Fax Messaging Products: The Company offers the FaxPress family of email-integrated fax server appliances. The Company positions the FaxPress as the easiest way to add faxing to your network and integrate fax with email. FaxPress allows network users to send, receive, route, print, store, edit and retrieve fax transmissions from their own personal computers on a local area network. FaxPress can be integrated into an email system creating a unified fax/email messaging environment. FaxPress enables users to transmit documents directly to a fax device as easily as if they were printing to a laser printer or sending an email message. The product also provides network administration features like control, monitoring, logging or configuration. The Company’s fax server products are designed to comply with current regulatory standards in the United States, Europe and the Pacific Rim. During fiscal 2001, 2000 and 1999, fax products represented 91%, 86% and 78%, respectively, of total net sales.

      Key features of the FaxPress products (configured with its current software versions) include:

•	Easy Installation and maintenance: FaxPress is a fax server appliance that is packaged with all necessary hardware and software. The hardware system is a small box with an integrated 10/100 Base-T Ethernet interface and one to eight intelligent fax modems. The FaxPress includes all required system and client software.

•	Support for popular network operating environments: FaxPress operates in any local area network based on Microsoft Windows 98, ME and 2000; Windows NT/XP, and NT Terminal Server; Novell NetWare; or Linux servers.

4

•	Ability to create unified fax/email messaging environment: FaxPress has the ability to integrate fax into a corporate email system, allowing users to send and receive faxes in the same manner as emails. FaxPress supports Microsoft Exchange/Outlook, Lotus Notes, Novell GroupWise, Netscape and other SMTP compatible systems. Castelle’s unique Exchange Direct interface offloads fax processing from MS Exchange Server while maintaining tight integration with the Outlook client.

•	Integration with many popular accounting and Customer Relationship Management (“CRM”) applications: FaxPress is available with the Reform-for-FaxPress software package (“Reform”) from FabSoft that allows users to send faxes from many popular accounting, financial and payroll systems including Oracle, SAP, PeopleSoft, Great Plains, ACCPAC, and Macola. Reform can support any application that supports form printing.

•	Ability to send faxes from many applications: Easy faxing from within any Windows, Windows 95/98 and Windows NT/2000/XP application such as Microsoft Office and Lotus Smart Suite.

•	Electronic delivery of faxes to desktops: FaxPress supports several methods to deliver incoming faxes direct to the email or fax inbox of the intended recipient. Such methods include DID (“Direct Inward Dialing”), DTMF (“Dual Tone Multifrequency”), T.30 sub-addressing, OCR (“Optical Character Recognition”) routing, line routing.

•	Internet faxing capabilities reduce transmission costs: FaxPress enables users to connect several units via the Internet or the Intranet to form a private Fax-over-IP network that can significantly reduce the cost of fax transmissions.

•	Integration into custom applications: The Company provides a software development kit which allows programmers to integrate faxing functions into their current applications or to create new customized applications that use the FaxPress server.

•	Software Options: The Company offers a range of value-added software options which increase the functionality of Castelle’s FaxPress systems and enables the FaxPress to address specialized applications as mentioned above. Software upgrades and options are available to the installed base of FaxPress units at prices ranging from $300 to $1,990.

      The Company offers a family of FaxPress fax server systems ranging from entry-level products targeted to small businesses with fewer than 50 users to high-end fax solutions capable of supporting enterprise-wide installations. The suggested U.S. list prices for FaxPress fax server products range from $1,495 to $9,995. The server pricing is based on hardware model, with no per-user costs. The FaxPress 2500, 5000 and 7000 families come with the FaxPress 6.x PRO version that adds integration with popular email packages, and many advanced fax management and integration features. FaxPress 6.x PRO is optional on FaxPress SBE. The following table summarizes the Company’s FaxPress system products:

				Network Environment

Product Model	Number of Modems	Email Integration	Network Topology	NetWare 3.x, 4.x, 5.x (IPX)	Windows NT/2000/XP (IPX,IP)

FaxPress SBE	1	Optional	Ethernet	x	x
FaxPress 2500	2	x	Ethernet	x	x
FaxPress 5000	4 or 8	x	Ethernet	x	x
FaxPress 7000	8	x	Ethernet	x	x

      Information-on-demand systems: InfoPress software enables the access of information via any touch-tone phone and a fax machine and allows the dissemination of information via “broadcasting” to a select database of fax numbers. InfoPress allows companies to use one source of documents in a Castelle document library and to automatically publish the documents using either the fax-on-demand and/or email-on-demand methods.

      Castelle’s InfoPress is a software product designed to operate on the Microsoft Windows NT/2000/XP platforms. The system utilizes voice and fax processing hardware, as well as telephone system interface (analog or T1) hardware with as few as two and as many as 288 ports that are actually deployed at a customer site.

•	Fax-on-Demand: Fax-on-demand allows a user to request and receive information on demand by dialing a telephone number. The user interacts with a series of voice prompts to select specific documents, by simply using the telephone keypad, and requesting delivery of these documents to a fax number.

•	Email-on-Demand: Email-on-demand allows a user to request and receive information on demand by using email. Auto-reply email exists today, but is limited to receiving one document, usually in text format. The main benefit of email-on-demand is the ability to share the document library with fax-on-demand.

•	Web Integration: InfoPress supports Web HTML documents in the document library. The documents are automatically rendered into a fax document when required.

      Integrated Messaging Products: The OfficeDirect family of products is designed to provide integrated email and fax communications to small offices. The OfficeDirect family consists of the OfficeDirect Messaging Server.100 and OfficeDirect Storage Server.100. The OfficeDirect Messaging Server is an integrated e-mail/fax messaging server appliance tailored to meet the needs of small offices or workgroups that need to provide robust communication services to network users. It combines an SMTP and POP3 e-mail server with a full-featured fax server in a plug-n-forget, easy-to-use, economical system, which includes all necessary hardware and software. The OfficeDirect Messaging Server integrates e-mail and fax services into the Microsoft Outlook client software. The OfficeDirect Storage Server is a complimentary product to the messaging server and provides convenient and reliable storage for the network system files and messages. It also provides generic network storage and printer sharing to network users.

      Print Servers: Printer sharing continues to be one of the important benefits of computer networking. Print servers are the most efficient and economical way of sharing printers on networks. While demand for print servers in various sizes of businesses continues to grow, the market is very competitive. Castelle has been involved in the print server business for more than ten years. After continuous improvements on the cost and feature set, Castelle’s LANpress has become a well-received print server product line. Our latest print server models incorporate a RISC microprocessor, Fast Ethernet, Windows 2000, Internet Printing and many other attractive new features. Castelle LANpress JR is the world’s smallest print server commercially available today. It’s similar in size to that of a standard printer cable connector. The suggested U.S. list price for LANpress print servers ranges from $149 to $395. During fiscal 2001, 2000 and 1999, print server products represented 9%, 14% and 22%, respectively, of total net sales.

The following table summarizes the Company’s line of LANpress external print servers:

Network Environment

Product Configuration	Ethernet Network Interface	NetWare 3.x, 4.x, 5.x	UNIX TCP/IP	Windows 95/ 98/ NT/2000/XP	Apple Ethertalk	Flash Upgrade Capability	Internet Printing

LANpress JR 10/100 MP (1)	10/100	x	x	x	x	x	x
LANpress 3P/100	10/100	x	x	x	x	x	x
LANpress Jr. MP (2)	10	x	x	x	x	x	x
LANpress 2000 2+1 MP (3)	10/100	x	x	x	x	x	x

(1)	One Centronics parallel port
(2)	Connects directly to port on Printer
(3)	Numbers refer to the number of parallel and serial port connections, respectively.

Research and Product Development

      The Company has invested substantially in research and product development since inception. The Company believes its future performance will depend in large part on its ability to enhance its current products, to expand its product offerings, to maintain technological competitiveness and meet an expanding range of customer requirements.

      Castelle continues to invest in enhancing its server appliance product lines by developing new versions of client and server software and server hardware. The product feature set is driven by the increasing complexity of user needs. The changing corporate communications/messaging environment and increasing demand for easy-to-use networking systems define these needs. The development efforts are focused on enhancing functionality of existing products and developing other systems to expand our product offerings. The Company’s development efforts are focusing on high value applications, while relying on its partners to provide basic functionality for some of its product lines.

      In fiscal 2000, the Company developed new versions of its FaxPress servers offering simpler integration with Private Branch Exchanges (“PBX”) and email systems. The FaxPress 7500 offers eight lines of fax and a 4-channel integrated Direct Inward Dialing (“DID”) or Ear and Mouth (“E&M”) converter that significantly simplifies implementation of a fax system that provides automated delivery of incoming faxes into individual mailboxes.

The current FaxPress fax server product line is continuously enhanced to offer greater integration into corporate networking environments with such features as:

•	Integrated storage for system files and messages;
•	Integrated email interfaces;
•	Network-environment-independent operation; and
•	Always-on operation.

      There can be no assurance that the Company will be successful in developing and marketing the new software and hardware product versions or in identifying and responding to other emerging technological developments or that any development will achieve commercial acceptance. The Company is seeking and will continue to seek to hire additional skilled development engineers. Such engineers are likely to be in short supply, and the Company’s business, operating results and financial condition could be adversely affected if it encounters delays in hiring or fails to retain the required skilled engineers. See “Business – Risk Factors – Key Personnel.”

Sales, Marketing and Distribution

      Castelle sells its products through multiple channels, determined by the product, market and customer need. The Company has an established two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. The Company also sells through OEM vendors such as Fujitsu in Japan. Software enhancements and options that complement the FaxPress products are primarily marketed directly by the Company to registered end users. The direct sales group works closely with distributors and VARs in qualifying sales opportunities for the fax and print server products. The Company also sells some products through the on-line store on its Web site. Demand for Castelle’s products is created through a variety of marketing programs. These programs are targeted toward end-users to stimulate demand for the products and toward distributors, resellers, VARs and e-commerce vendors to promote the product in the sales channel. These programs include targeted and active participation in industry networking and communication trade shows, as well as advertising in associated publications. The Company increases awareness of Company products by Internet marketing via targeted e-advertising, publishing and sponsoring email newsletters, enhancing its Web presence, print advertising, conducting direct mail campaigns, offering seminars, trade shows and conferences and other forms of public relations efforts. The Company’s Web site has been updated and designed to assist customers in obtaining information about Castelle products and contacting Castelle sales personnel, and offers selected products and services through the Company’s on-line store.

      The Company’s products are well suited for sale by e-commerce vendors, and the Company has experienced success working with leading suppliers such as CDW and Insight.

      The Company’s five largest distributors accounted for approximately 56% of the Company’s net sales in fiscal 2001, 43% of its net sales in fiscal 2000 and 42% of its net sales in fiscal 1999. Ingram and Tech Data, the Company’s largest domestic distributors and Macnica, the Company’s principal Japanese distributor, accounted for approximately 27%, 17% and 10%, respectively, of the Company’s net sales in fiscal 2001, 17%, 10% and 15%, respectively, of its net sales in fiscal 2000 and 12%, 7% and 18%, respectively, of its net sales in fiscal 1999. Sales to customers located in the Pacific Rim and Europe comprised approximately 20%, 25% and 31% of the Company’s net sales in fiscal 2001, 2000 and 1999, respectively. In fiscal 2000, the Company terminated its agreement with Merisel, a domestic distributor, due to the change in the distributor’s business strategy, which was not in line with the Company’s business strategy. The Company’s distributors typically represent other products that are complementary to or compete with those of the Company. While the Company attempts to encourage its distributors to focus on Castelle’s products through a variety of marketing and support programs, our distributors may give higher priority to products of other suppliers, thereby reducing the efforts they devote to selling our products. In particular, certain of our competitors, including Hewlett-Packard and Intel, sell a substantially higher total dollar volume of products through several of the Company’s large U.S. distributors and, as a result, the Company believes such distributors give higher priority to products offered by such competitors. The Company’s distributors are not contractually committed to future purchases of the Company’s products and could discontinue carrying the Company’s products at any time for any reason. The Company has a stock rotation policy with certain of its distributors that allows them to return marketable inventory against offsetting orders. In the event that the Company reduces its prices, the Company credits certain of its distributors for the difference between the purchase price of products remaining in their inventory and the Company’s reduced price for such products. See “Risk Factors – Dependence on Suppliers and Subcontractors.”

Customer Service and Support

      The Company provides customers with support services, which are available to assist customers with installation, use and operation issues that will ensure smooth and reliable operation of Castelle products. The Company’s network engineers, located at corporate headquarters, provide technical support via telephone, fax and email during normal Company business days from 6:00 a.m. to 5:00 p.m. (Pacific Time). As part of the Company’s global partner program, VARs have access to “priority technical support” via a special toll-free number that provides immediate access to Castelle network engineers. Support is provided under warranty terms as well as through extended warranty agreements sold directly to the customer by the Company. The Company also provides other customer support through its web site. The Company has an automated call management distribution system that provides improved levels of support to help resolve customer issues.

Manufacturing

      The Company’s current in-house manufacturing operations consist primarily of material planning, assembly, final testing, quality control and service repair. Certain of the Company’s manufacturing operations are performed by third party manufacturers that provide customized, integrated manufacturing services, including procurement, manufacturing and associated printed circuit board assembly. The Company also relies on SerComm to manufacture certain of its print server products. These arrangements enable the Company to shift certain costs to such providers, thereby allowing the Company to focus resources on its product development efforts. The failure of such manufacturers, particularly SerComm, to meet their contractual commitments to the Company could cause delays in product shipments, thereby potentially adversely affecting the Company’s business, operating results and financial condition.

      The Company does not currently have any material long-term supply contracts with any of its manufacturing subcontractors or component suppliers other than an agreement with SerComm relating to the manufacture of print servers. The Company purchases components on a purchase order basis. The Company owns all engineering, sourcing documentation, functional test equipment and tooling used in manufacturing its products, except for the products which are produced by SerComm, and believes that it could shift product assembly to alternate suppliers if necessary. Certain key components of the Company’s products, including a modem chip set from Conexant, and microprocessors from Motorola, are currently available from single sources. Other components of the Company’s products are currently available from only a limited number of sources. In addition, the Company subcontracts a substantial portion of its manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support the manufacturing requirements of the Company. The Company’s ability to obtain these components or sub-assemblies is dependent upon its ability to accurately forecast customer demand for its products and to anticipate shortages of critical components or sub-assemblies created by competing demands upon suppliers. If the Company were unable to obtain a sufficient supply of high-quality components or sub-assemblies from its current sources, the Company could experience delays in obtaining such components or sub-assemblies from other sources. Resulting delays or reductions in product shipments could adversely affect the Company’s business, operating results and financial condition and damage customer relationships. Furthermore, a significant increase in the price of one or more of these components or sub-assemblies or the Company’s inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect the Company’s business operating results and financial condition. See “Risk Factors – Dependence on Suppliers and Subcontractors.”

Competition

      The network enhancement products and computer software markets are highly competitive, and the Company believes that such competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce the prices of products. The Company currently competes principally in the market for network fax servers and network print servers and fax-on-demand software. Increased competition, direct and indirect, could adversely affect the Company’s business and operating results through pricing pressure, loss of market share and other factors. In particular, the Company expects that, over time, average selling prices for its print server products will continue to decline, as the market for these products becomes increasingly competitive. Any material reduction in the average selling prices of the Company’s products would adversely affect gross margins. There can be no assurance the Company will be able to maintain the current average selling prices of its products or the related gross margins.

      The principal competitive factors affecting the market for the Company’s products include product functionality, performance, quality, reliability, ease of use, quality of customer training and support, name recognition, price, and compatibility and conformance with industry standards and changing operating system environments. Several of the Company’s existing and potential competitors, most notably the Hewlett-Packard Company (“Hewlett-Packard”) and Intel Corporation (“Intel”), have substantially greater financial, engineering, manufacturing and marketing resources than the Company. The Company also experiences competition from a number of other software, hardware and service companies. In addition to its current competitors, the Company may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripherals, communications and software companies. In the fax server market the Company competes with companies such as Captaris Inc., Omtool, Ltd. and Computer Associates International, Inc. There can be no assurance that competitors will not introduce products incorporating technology more advanced than the technology used by the Company in its products. In addition, certain competing methods of communications such as the Internet or electronic mail could adversely affect the market for fax products. Certain of the Company’s existing and potential competitors in the print server market are manufacturers of printers and other peripherals, and these competitors may develop closed systems accessible only through their own proprietary servers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company’s business, operating results and financial condition. See “Risk Factors – Competition and Price Erosion” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Proprietary Rights

      The Company’s success depends to a certain extent upon its technological expertise and proprietary software technology. The Company relies upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect its technologies. Additionally, the Company generally enters into confidentiality agreements with those employees, distributors, customers and suppliers who have access to sensitive information and limits access to and distribution of its software documentation and other proprietary information. Because of the rapid pace of technological change in the LAN product industry, the Company believes that patent protection for its products is less significant to its success than the knowledge, ability and experience of its employees, the frequent introduction and market acceptance of new products and product enhancements, and the timeliness and quality of support services provided by the Company. See “Risk Factors – Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses.”

      Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company’s products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company’s precautions will be adequate to deter misappropriation or infringement of its proprietary technologies. Furthermore, while the Company has obtained federal registration for many of its trademarks in the United States, certain of its trademarks have not been registered in the United States and the Company has registered some of its trademarks in foreign jurisdictions. There can be no assurance that the Company’s use of such unregistered trademarks will not be contested by third parties in the future. In addition, the laws of some foreign countries either do not protect the Company’s proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally there can be no assurance that the Company’s current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. The Company also relies on technology licenses from third parties. There can be no assurance that these licenses will continue to be available to the Company upon reasonable terms, if at all. Any impairment or termination of the Company’s relationship with third-party licensors could have a material adverse effect on the Company’s business, operating results and financial condition.

Government Regulation

      Certain aspects of the networking industry in which the Company competes are regulated both in the United States and in foreign countries. Imposition of public carrier tariffs, taxation of telecommunications services and the necessity of incurring substantial costs and expenditure of managerial resources to obtain regulatory approvals, particularly in foreign countries where telecommunications standards differ from those in the United States, or the inability to obtain regulatory approvals within a reasonable period of time, could have a material, adverse effect on the Company’s business, operating results and financial condition. The Company’s products must comply with a variety of equipment, interface and installation standards promulgated by communications regulatory authorities in different countries. Changes in government policies, regulations and interface standards could require the redesign of products and result in product shipment delays which could have a material, adverse impact on the Company’s business, operating results and financial condition. See “Risk Factors – Government Regulations.”

Employees

      As of February 28, 2002, the Company employed a total of 44 full-time equivalent personnel, 8 in manufacturing, 12 in sales and marketing, 8 in engineering, 9 in customer service and 7 in finance and administration. The Company has not experienced a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

Executive Officers

The names of the executive officers of the Company and their ages as of February 28, 2002 are set forth below:

Name	Age	Position

Donald L. Rich	60	Chairman of the Board, President, Chief Executive Officer

Paul Cheng	53	Vice President, Finance and Administration, Chief Financial Officer and Secretary

Eric Chen	49	Vice President, Engineering

Edward J. Heinze	56	Vice President, Sales, Americas

Michael Petrovich	40	Vice President, International Sales

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

12

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

Michael Petrovich

Mr. Petrovich, Vice President, International Sales, joined Castelle in 1992. He was appointed Vice President, International Sales in October 2000. Prior to joining Castelle, Mr. Petrovich was the marketing communications manager for Novell’s National Reseller Organization, a software company. In this role Mr. Petrovich focused on business strategies and development of Novell’s direct reseller sales channel. Before joining Novell, Mr. Petrovich held sales and marketing positions at Excelan, a LAN manufacturer, and International Microcircuits Incorporated, a semiconductor company. Since joining Castelle, Mr. Petrovich has concentrated on developing the Asia Pacific marketplace and its distribution sales channel. Most recently Mr. Petrovich has taken on the responsibilities for all sales outside the Americas, including Asia and Europe. Mr. Petrovich holds a BA in Behavioral Sciences from San Jose State University.

Boris Elpiner, formerly Vice President of Marketing, ceased to be an employee with the Company on February  28,  2002.

ITEM 2.    PROPERTIES

      The Company’s headquarters, including its executive offices and corporate administration, development, manufacturing, marketing, sales and technical services/support facilities, are located in Morgan Hill, California in approximately 16,600 square-feet of leased office space. The Company occupies this facility under a lease, the term of which expires in December 2005 with one conditional three-year option, which if exercised, would extend the lease to December 2008. The Company moved into this new facility in December 2000 from the previous location in Santa Clara, California, after the Santa Clara lease expired. In fiscal 2001, the Company consolidated its offices in El Dorado Hills, California and in the United Kingdom with the Company’s headquarters in Morgan Hill, after both of these leases expired. In addition, the Company rents office space for sales and customer support office in Illinois. The Company believes its existing facilities will be adequate to meet its requirements for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

      The Company has been contacted by a third party claiming that the Company needs to obtain licenses of certain patents held by that party for certain of the Company’s fax server products. The Company is continuing to assess the validity and strength of the claims, believes it has adequate legal defenses and that the ultimate outcome of any possible action will not have a material effect on the Company’s financial position, results of operations or cash flows although there can be no assurance as to the outcome of any possible litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      The Company held its 2001 Annual Meeting of Shareholders on November 7, 2001 (the “2001 Annual Meeting”). At the 2001 Annual Meeting, the Company’s shareholders elected five directors nominated by the Board of Directors by the votes indicated:

Nominee	Votes in Favor	Votes Withheld
Robert H. Hambrecht	3,399,531	35,700
Donald L. Rich	3,399,531	35,700
Peter R. Tierney	3,399,531	35,700
Scott C. McDonald	3,399,531	35,700
Jack Howard	3,399,531	35,700

      The proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2001 was approved with 3,429,531 votes in favor of the of the proposal, 300 votes against and 5,400 votes abstained.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      The Company’s Common Stock (Nasdaq symbol “CSTL”) began trading on the Nasdaq National Market on December 20, 1995 and was transferred to the Nasdaq SmallCap Market as of April 1999. The following table shows the closing high and low sale prices per share of Castelle’s Common Stock as reported on the Nasdaq SmallCap Market. Such quotations do not include retail markups, markdowns or commissions.

FISCAL 2000	HIGH	LOW
First Quarter	$4.00	$1.13
Second Quarter	$2.13	$1.16
Third Quarter	$1.88	$1.00
Fourth Quarter	$1.44	$0.75

FISCAL 2001	HIGH	LOW
First Quarter	$1.53	$0.88
Second Quarter	$1.10	$0.75
Third Quarter	$1.20	$0.56
Fourth Quarter	$0.89	$0.56

      As of March 15, 2002, there were 110 holders of record of the Company’s Common Stock. On March 15, 2002 the last sale price reported on the Nasdaq SmallCap Market for the Company’s Common Stock was $0.65 per share.

Dividend Policy

      The Company has not paid cash dividends on its Common Stock. The Board of Directors currently intends to retain any and all earnings for use in the Company’s business and the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

      The following selected financial information has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
INCOME STATEMENT DATA:
Net Sales	$9,620	$14,832	$16,116	$21,746	$25,343
Gross Profit	$6,531	$9,380	$8,404	$11,598	$13,507
Gross Profit as a % of Net Sales	68%	63%	52%	53%	53%
Net (loss)/income	($591)	$732	($3,555)	($7,534)	($6,895)
Net (loss)/income as a % of Net Sales	(6%)	5%	(22%)	(35%)	(27%)
Net (loss)/income per share – diluted	($0.12)	$0.14	($0.78)	($1.67)	($1.54)

BALANCE SHEET DATA:
Cash and Cash Equivalents	$4,568	$3,893	$4,714	$3,924	$6,204
Working Capital	$3,560	$3,969	$3,555	$6,763	$10,816
Total Assets	$7,010	$8,543	$8,502	$12,494	$18,926
Long-term Liabilities	$64	$63	—	$98	$52
Shareholders’ Equity	$4,202	$4,776	$4,020	$7,501	$14,855

      Net loss for fiscal 2001, 2000, 1999, 1998 and 1997 included net charges for restructuring and other non-recurring items of $239,000, $0, $400,000, $1.1 million and $6.1 million respectively. For detailed information on these transactions see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Other Charges and Amortization of Intangible Assets” and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

Quarterly Results of Operations

      The following table sets forth certain unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2001. This information is unaudited, but in the opinion of management, has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, hade been included in the amounts stated below to present fairly the unaudited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

Selected Quarterly Data (unaudited)

	Fiscal Year 2001, Quarter Ended
	Mar 30	Jun 29	Sep 28	Dec 31
	(in thousands, except per share data)
Net Sales	$2,349	$2,370	$2,559	$2,342
Gross Profit	1,651	1,528	1,789	1,563
(Loss)/Profit from Operations	(484)	(305)	42	45
Net (Loss)/Profit	(408)	(268)	53	32
Net (loss)/Profit per share, basic	(0.09)	(0.06)	0.01	0.01
Net (Loss)/Profit per share, diluted	(0.09)	(0.06)	0.01	0.01

16

	Fiscal Year 2000, Quarter Ended
	Mar 31	Jun 30	Sep 29	Dec 31
	(in thousands, except per share data)
Net Sales	$4,100	$3,761	$3,730	$3,241
Gross Profit	2,451	2,451	2,416	2,062
Profit from Operations	168	214	224	59
Net Profit	169	211	240	112
Net Profit per share, basic	0.04	0.04	0.05	0.02
Net Profit per share, diluted	0.03	0.04	0.05	0.02

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the “Special Note on Forward Looking Statements” at the front of this Annual Report on Form 10-K.

      Our products have historically centered on fax and print servers and related technologies. Starting in 1997, our revenues have declined as competition increased, primarily with the print server products in the Asia Pacific Region, while at the same time the Internet and other networking technologies advanced. As a result, we experienced annual operating losses beginning from fiscal 1997 through fiscal 1999. During the past three years, we have redirected our efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. We introduced our new products, the FaxPress 5000 in February 1999, FaxPress 2500 in November 1999, FaxPress SBE in February 2000, the FaxPress 7500 in September 2000 and the OfficeDirect family of products in the fourth quarter of fiscal 2000. Through mainly the release of these enhanced products in the fax messaging family and continuous efforts in product cost enhancements, our gross profit improved and the total cost of sales as a percentage of net sales have decreased from 46.7% in fiscal 1997 to 32.1% in fiscal 2001.

      In fiscal 1997, we announced and began to implement a restructuring plan, which was mostly completed in fiscal 1999. As a result, operating expenses, not including non-recurring restructuring charges, were reduced from $14.6 million in fiscal 1997 to $14.1 million, $11.6 million and $8.7 million, respectively, in fiscal 1998, 1999 and 2000. The economic downturn in early 2001 required us to streamline operating expenses again to be more in line with the softened revenue. This restructuring helped us to restore profitability in the third and fourth quarters of fiscal 2001.

      Additionally, improved cash management helped us to provide positive cash flows in the last several years. Despite the impact from softened revenue and a one-time use of $600,000 on leasehold improvements to the new Morgan Hill, California headquarters in the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001, cash balances at the end of December 31, 2001 remained at $4.6 million, as compared to $4.7 million at the end of fiscal 1999, but increased by $675,000 when compared to December 31, 2000.

Critical Accounting Policies

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. We have defined a critical accounting policy as one that is both important to the portrayal of our financial condition and results of operations and requires our management to make difficult, subjective or complex judgments. The impact and any associated risks related to these policies on our business operations is discussed throughout management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note [2] in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page [F-6]. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.

Revenue recognition

      We recognize revenue based on the provisions of Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” and Statement of Financial Accounting Standards (“SFAS”) No. 48 “Revenue Recognition When Right of Return Exists”.

      Product revenue is recognized upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivables is probable and product returns are reasonably estimable. Shipment generally occurs when product is delivered to a common carrier.

      We enter into agreements with certain of our distributors which permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. Customers who purchase our products directly from us also have limited return rights, which expire thirty days from product shipment. Revenues subject to stock rotation rights are reduced by our estimates of anticipated exchanges. We establish our returns allowance policy for distributors based on historic return rates from these distributors. If the historical data used by the Company to calculate these estimates does not properly reflect future returns, revenue could be overstated.

      Pursuant to our agreements with distributors, we also protect our distributors’ exposure related to the impact of price reductions. Price adjustments are recorded at the time products are shipped. We estimate the impact of price reductions based on historical data. Should prices erode faster than our current estimate, revision to the estimated liability would be required.

      We recognize revenue from the sale of extended warranty contracts ratably over the period of the contracts.

      We recognize royalty on the sale of LANpress products by a Japanese distributor. Royalty is not recognized as revenue until the products are sold by the distributor.

      Provisions for estimated warranty costs are recorded at the time products are shipped. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should product failure rates, material usage or service delivery cost differ from our estimates, revision to the estimated warranty liability would be required.

Credit, collection and allowance for doubtful accounts

      Ongoing customer credit evaluations are performed by us and collateral is not required. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. When credit criteria are not met, we require cash-on-delivery or payment by credit card before the products are shipped. On a quarterly basis, we specifically analyze accounts receivable, potential returns, historical bad debts, customer concentration, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts and for potential returns. Such returns and losses have generally been within our expectations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Three customers accounted for 72% of accounts receivable at December 31, 2001 and three customers accounted for 59% of accounts receivable at December 31, 2000. In fiscal 2001, three distributors accounted for approximately 27%, 17% and 10% of our net sales. In fiscal 2000, the same three distributors accounted for approximately 17%, 10% and 15% of net sales, respectively.

Inventories and related allowance for obsolete and excess inventory

      Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventories have also been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand on a quarterly basis, compared to management’s assumptions about future demand, market conditions and anticipated timing of the release of product upgrades or next generation products. If actual market conditions for future demand are less favorable than those projected by us or if product upgrades or next general products are released earlier than anticipated, additional inventory write-downs may be required.

Results of Operations

   Comparison of Years Ended December 31, 2001 and 2000

NET SALES

Net sales consist of sales from product sales, which are calculated net of returns and allowances, plus extended warranty contracts, to distributors and end-users. Sales of products to end-users are recognized upon shipment. Sales of products to distributors who have limited stock rotation rights are also recognized upon shipment, but are reduced by our estimates of anticipated exchanges and returns. Revenue from the sale of extended warranty contracts is recognized ratably over the period of the contracts.

Net sales decreased 35% to $9.6 million in fiscal 2001 from $14.8 million in fiscal 2000. The decline of $5.2 million in net sales resulted primarily from lower sales of our fax-on-demand products of $2.3 million, or 92%, and fax server products of $1.1 million, or 11%, in the domestic channel and a decrease of our print server products of $1.2 million, or 59%, mainly due to customers in the Asia Pacific Region. This decline was in part attributable to the industry wide slowdown in the economy.

International sales were $2.0 million in fiscal 2001 as compared to $3.6 million in fiscal 2000, representing 20% and 25%, respectively, of total net sales. Lower international sales were largely due to reduced demand for our print server products in the Asia Pacific region. Most of our international sales have been denominated in U.S. dollars and thus could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

19

Domestic sales were $7.6 million in fiscal 2001 as compared to $11.1 million in fiscal 2000, representing 80% and 75%, respectively, of total net sales for fiscal 2001 and fiscal 2000, respectively.

In fiscal 2001, three distributors accounted for approximately 27%, 17% and 10% of our net sales. In fiscal 2000, the same three distributors accounted for approximately 17%, 10% and 15% of net sales, respectively.

COST OF SALES; GROSS PROFIT

Gross profit is equal to net sales less cost of sales. Cost of sales includes cost of materials, including components, manuals, diskettes, packaging materials, assembly and shipping, as well as certain royalties. Cost of sales also includes compensation costs and overhead related to the Company’s manufacturing operations, obsolescence and manufacturing costs and warranty expenses. Gross profit was $6.5 million, or 68% of net sales, in fiscal 2001, when compared to $9.4 million, or 63% of net sales, in fiscal 2000. Efficiencies realized from the restructuring in fiscal 2001, continuous product cost reductions, outsourcing of manufacturing and the increasingly favorable mix from the sales of our fax server products, which has a higher gross profit contribution added to the total improvements in gross profit in fiscal 2001.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of employee-related expenses and expensed material and facility costs associated with the development of new products. Research and product development expenses were $1.8 million in fiscal 2001, comparable to fiscal 2000, and represented 19% and 12% of net sales for those periods. Research and development spending has supported existing products and the development of unified messaging server appliances. We continue to be committed to the development of highly competitive new products and services through the efficient utilization of our engineering resources.

SALES &MARKETING

Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives, product promotion expenses, facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses were $3.9 million and $5.3 million for fiscal 2001 and fiscal 2000, respectively, and represented 40% and 36% of net sales for those periods. The reduction in sales and marketing expenses compared to fiscal 2000 was largely due to a reduction in personnel related costs of $473,000, which was partly realized from the restructuring, lower product promotional expenses of $406,000, reduced outside consulting expenses of $136,000 and other occupancy related costs of $148,000.

GENERAL & ADMINISTRATIVE

General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and auditing expenses. General and administrative expenses were $1.3 million and $1.7 million for fiscal 2001 and fiscal 2000, respectively, or 14% and 11% of net sales for those periods. The decrease in expenses in fiscal 2001 was mostly due to lower outside consulting expenses of $50,000, less bad debt expense of $74,000, reduced recruiting expense of $45,000 and other occupancy related costs of $128,000.

20

RESTRUCTURING EXPENSES

In response to the continuing economic slowdown and decrease in demand for our products, we terminated 17 regular, temporary and contractor positions in April 2001, which constituted approximately 25% of our workforce. This action resulted in a severance charge of $239,000 in the first nine months of fiscal 2001. The restructuring included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California.

Of the total restructuring charge of $239,000, approximately $124,000 represented cash charges already paid, $26,000 was for non-cash charges related to the write down of surplus fixed assets from the consolidation of our United Kingdom and El Dorado Hills operations and $89,000 denoted obligations in fiscal 2002 mainly for costs associated with remaining obligations related to our United Kingdom office and the final severance payment to an employee. The majority of these expenses will be consummated in early fiscal 2002. The following table sets forth an analysis of the components of the fiscal 2001 restructuring charge, the payments made against the reserve and the balance left as of December 31, 2001 (in thousands of dollars):

	Total Charge	Non-cash Charge	Cash Payments	Reserve Balance at December 31, 2001
Severance & Benefits	$98		$(62)	$36
Facilities	90	$(26)	(36)	28
Other	51		(26)	25

Total	$239	$(26)	$(124)	$89

There were no restructuring and other charges recorded in fiscal 2000.

INTEREST AND OTHER INCOME, NET

Interest and other income, net, was $111,000 and $73,000 in fiscal 2001 and fiscal 2000, respectively. The increase in other income in fiscal 2001 when compared to fiscal 2000 reflected mostly lower translation losses from foreign currency transactions of $69,000, higher miscellaneous income of $58,000, offset in part by lower interest income of $58,000 due to lower interest rates.

PROVISION FOR INCOME TAXES

In fiscal 2001, our current income tax provision was offset by the utilization of our net operating loss carry forward and there were no substantial federal nor state income taxes recognized.

In fiscal 2000, our provision for incomes taxes was $6,000, representing state taxes only. Our current income tax provision was offset by the utilization of our net operating loss carry forward.

21

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

International sales were $3.6 million in fiscal 2000 as compared to $4.9 million in fiscal 1999, representing 24% and 31%, respectively, of total net sales. Lower international sales were largely due to reduced demand for our print server products in the Asia Pacific region. Most of our international sales have been denominated in U.S. dollars and thus could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

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

RESEARCH AND DEVELOPMENT

Research and product development expenses were $1.8 million and $2.7 million in fiscal 2000 and fiscal 1999, respectively, and represented 12% and 17% of net sales for those periods. The absolute dollar amount of research and product development expense decreased in fiscal 2000 due to improved expense controls and staff reductions that occurred in fiscal 1999. Research and development spending in fiscal 2000 and 1999 was primarily attributable to the support of existing products and the development of unified messaging server appliances.

SALES &MARKETING

Sales and marketing expenses were $5.3 million and $6.7 million for fiscal 2000 and fiscal 1999, respectively, and represented 36% and 42% of net sales for those periods. The reduction in expenses compared to fiscal 1999 was largely due to a reduction in personnel related costs, occupancy and other cost savings.

GENERAL &ADMINISTRATIVE

General and administrative expenses were $1.7 million and $2.1 million for fiscal 2000 and fiscal 1999, respectively, or 11% and 13% of net sales for those periods. The decrease in expenses in fiscal 2000 was mostly due to lower legal and personnel related costs.

22

RESTRUCTURING AND OTHER CHARGES &AMORTIZATION OF INTANGIBLE ASSETS

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

LIQUIDITY AND CAPITAL RESOURCES

      Since our initial public offering of common stock in December 1995, our principal source of funding has been cash from our operations, with some funding from capital equipment lease lines. As of December 31, 2001, we had $4.6 million of cash and cash equivalents, an increase of $675,000 from December 31, 2000. The increase in cash and cash equivalents in fiscal 2001 was primarily attributable to operating cash inflows of $643,000 from improved collection of outstanding balances owed to us by our customers, reduced inventory to meet the current revenue projections, offset in part by more timely payments to our vendors. The increase in cash and cash equivalents in fiscal 2001 compares to cash used in operating activities of $188,000 in fiscal 2000. Working capital, defined as current assets less current liabilities, decreased to $3.6 million at December  31, 2001 from $4 million at December  31,  2000.

      We have a $3.0 million secured revolving line of credit with a bank, which expires in March 2003, pursuant to which we may borrow 100% against pledges of cash at the bank’s prime rate (4.75% at December 31, 2001). Borrowings under this line of credit agreement are collateralized by all of our assets. We are in compliance with the terms of the agreement, and at December 31, 2001 had no borrowings under the line of credit.

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

      In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan is subject to interest of 12.82% and is repayable by December 2006. As of December 31, 2001, the future minimum payments are $86,000.

      In April 2001, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $25,000. This loan is subject to interest of 12.5% and is repayable by April 2003. As of December 31, 2001, the future minimum payments are $22,000.

      The Company has entered into noncancelable operating leases that expire at various stages ending in 2006, and is responsible for certain maintenance costs, taxes and insurance under the leases. In August 2000, the Company entered into a lease for a new facility in Morgan Hill, California and relocated its corporate headquarters in December 2000 after the lease at the Santa Clara, California location expired at the same time. The lease on the new facility has a term of 5 years, expiring in December 2005 with one conditional three-year option, which if exercised would extend the lease to December 2008 commencing with rent at ninety-five percent of fair market value.

      The following represents combined aggregate maturities for all the Company’s financing and commitments as of December 31, 2001:

Year Ended December 31,	Operating Leases	Capital Lease Obligations	Total Commitments
2002	$267	$28	$295
2003	280	28	308
2004	285	20	305
2005	278	17	295
2006	14	15	29

Total Commitments	$1,124	$108	$1,232

      In addition to the commitments shown above, the Company has a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2003, pursuant to which the Company may borrow 100% against pledges of cash at the bank’s prime rate (4.75% at December 31, 2001). Borrowings under this line of credit agreement are collateralized by all of the assets of the Company. The Company was in compliance with the terms of the agreement, and at December 31, 2001 had no borrowings under the line of credit.

      Net cash provided by operations in fiscal 2001 was $643,000 as compared to $188,000 of net cash used in operations in fiscal 2000. The increase was largely a result of improved collection of outstanding balances owed to us by our customers, reduced inventory to meet the current revenue projections, offset in part by more timely payments to our vendors.

      Net cash used in investing activities reduced to $105,000 in fiscal 2001, as compared to $559,000 in fiscal 2000. We acquired additional property and equipment of $80,000, $593,000 and $184,000, in fiscal 2001, 2000, and 1999, respectively. The increase in property and equipment in fiscal 2001 and fiscal 2000 were largely a reflection of the investment of leasehold improvements in our new corporate headquarters, and excluded capital equipment of $25,000 and $75,000, respectively, in fiscal 2001 and fiscal 2000 purchased through equipment leases. Other reductions in computer and office equipment in fiscal 2001 represented mostly excess equipment taken out of service from our offices in El Dorado Hills, California and the United Kingdom, as they were deemed unnecessary due to the reductions in workforce.

      The development and marketing of products requires significant amounts of capital. The Company believes that its existing cash balances, anticipated cash flows from operations and available lines of credit will be sufficient to meet its anticipated capital requirements for the next 12 months. However, a decline in future orders and revenues might require us to seek additional capital to meet our working capital needs during or beyond the next twelve months if we are unable to reduce expenses to the degree necessary to avoid incurring losses. If we have a need for additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company’s existing and new products and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to our shareholders.

RISK FACTORS

     Shareholders or investors considering the purchase of shares of the Company’s Common Stock should carefully consider the following risk factors, in addition to other information in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company’s business operations.

Fluctuations in Operating Results

      The Company’s revenue and operating results have fluctuated in the past and the Company’s future revenues and operating results are likely to fluctuate significantly in the future, particularly on a quarterly basis.

      The Company’s operating results may vary significantly from quarter to quarter due to a variety of factors, some of which are outside the control of the Company, including changes in the Company’s product and customer mix, constraints in the Company’s manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by the Company or its competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures and economic conditions in the United States, Europe and Asia. The Company’s sales will often reflect orders shipped in the same quarter in which they are received. The Company’s backlog at any given time is not necessarily indicative of actual sales for any succeeding period. In addition, significant portions of the Company’s expenses are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts. Therefore, if the Company inaccurately forecasts demand for its products, the impact on net income may be magnified by the Company’s inability to adjust spending quickly enough to compensate for the net sales shortfall.

      Other factors contributing to fluctuations in the Company’s quarterly operating results include changes in the demand for the Company’s products, customer order deferrals in anticipation of new versions of the Company’s products, the introduction of new products and product enhancements by the Company or its competitors, the effects of filling the distribution channels following such introductions, potential delays in the availability of announced or anticipated products, the mix of product and service revenue, the commencement or conclusion of significant development contracts, changes in foreign currency exchange rates, the timing of acquisitions and associated costs, and the timing of significant marketing and sales promotions. Based on the foregoing, the Company believes that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be viewed upon as indications of future performance.

History of Losses; Accumulated Deficit

      The Company has experienced significant operating losses and, as of December 31, 2001, had an accumulated deficit of $24.8 million. The development and marketing by the Company of its current and new products will continue to require substantial expenditures. The Company incurred $591,000 of losses in fiscal 2001 due to a slowdown in demand for its products due in part to an industry-wide adverse economic condition. There can be no assurance that growth in net sales or profitability will be achieved or sustained in future years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Nasdaq SmallCap Listing; Risk associated with Limited Market

      The Company’s Common Stock has been listed on the Nasdaq SmallCap Market since April 1999. In order to maintain it’s listing on the Nasdaq SmallCap Market, the Company must maintain total assets, capital and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. If the Company fails to maintain the standard necessary to be quoted on the Nasdaq SmallCap Market, the Company’s Common Stock could become subject to delisting. On March 12, 2002, the Company received a notice from the Nasdaq Stock Market that its common stock had failed to maintain the minimum bid price of $1.00 per share required for continued listing on the Nasdaq SmallCap Market. If the Company’s common stock fails to meet the $1.00 bid price per share for a minimum of ten consecutive trading days prior to September 9, 2002, the Company’s Common Stock will be delisted from the Nasdaq SmallCap Market. If the Common Stock is delisted, trading in the Common Stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the “pink sheets.” If this occurs, a shareholder will find it more difficult to dispose of the Common Stock or to obtain accurate quotations as to the price of the Common Stock. Lack of any active trading market would have an adverse effect on a shareholder’s ability to liquidate an investment in the Company’s Common Stock easily and quickly at a reasonable price. It might also contribute to volatility in the market price of the Company’s Common Stock and could adversely affect the Company’s ability to raise additional equity or debt financing on acceptable terms or at all. Failure to obtain desired financing on acceptable terms could adversely affect the Company’s business, financial condition and results of operations.

Rapid Technological Change; Risks Associated with New Products

      The market for the Company’s products is affected by rapidly changing networking technology and evolving industry standards and the emergence of the Internet and other new communication technologies. The Company believes that its future success will depend upon its ability to enhance its existing products and to identify, develop, manufacture and introduce new products which conform to or support emerging network telecommunications standards, are compatible with a growing array of computer and peripheral devices, support popular computer and network operating systems and applications, meet a wide range of evolving user needs and achieve market acceptance. There can be no assurance that the Company will be successful in these efforts. The Company has incurred, and the Company expects to continue to incur, substantial expenses associated with the introduction and promotion of new products. There can be no assurance that the expenses incurred will not exceed research and development cost estimates or that new products will achieve market acceptance and generate sales sufficient to offset development costs. In order to develop new products successfully, the Company is dependent upon timely access to information about new technological developments and standards. There can be no assurance that the Company will have such access or that it will be able to develop new products successfully and respond effectively to technological change or new product announcements by others. Furthermore, the Company expects that printer and other peripheral manufacturers will add features to their products that make them more network accessible, which may reduce demand for the Company’s print servers. There can be no assurance that products or technologies developed by others will not render the Company’s products non-competitive or obsolete. The fax-on-demand market in general has been negatively affected by the growth of the Internet. Although the Company has new Web/fax/email products in development, there can be no assurance these products will compete successfully. Complex products such as those offered by the Company may contain undetected or unresolved hardware defects or software errors when they are first introduced or as new versions are released. Changes in the Company’s or its suppliers’ manufacturing processes or the inadvertent use of defective components by the Company or its suppliers could adversely affect the Company’s ability to achieve acceptable manufacturing yields and product reliability. The Company has in the past discovered hardware defects and software errors in certain of its new products and enhancements after their introduction. There can be no assurance that despite testing by the Company and by third-party test sites, errors will not be found in future releases of the Company’s products, which would result in adverse product reviews and negatively affect market acceptance of these products.

      The introduction of new or enhanced products requires the Company to manage the transition, both internally and for customers, from the older products to the new or enhanced products or versions. The Company must manage new product introductions so as to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands. The Company has from time to time experienced delays in the shipment of new products. There can be no assurance that future product transitions will be managed successfully by the Company.

Key Personnel

      The Company’s success depends to a significant degree upon the continued contributions of the Company’s key management, marketing, product development and operational personnel. The success of the Company will depend to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. The Company’s inability to retain and attract key employees could have a material adverse effect on the Company’s product development, business, operating results and financial condition. The Company does not carry key person life insurance with respect to any of its personnel.

Competition and Price Erosion

      The network enhancement products and computer software markets are highly competitive, and the Company believes that such competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce the prices of products. The Company currently competes principally in the market for network fax servers and network print servers and fax-on-demand software. Increased competition, direct and indirect, could adversely affect the Company’s business and operating results through pricing pressure, loss of market share and other factors. In particular, the Company expects that, over time, average selling prices for its print server products will continue to decline, as the market for these products becomes increasingly competitive. Any material reduction in the average selling prices of the Company’s products would adversely affect gross margins. There can be no assurance the Company will be able to maintain the current average selling prices of its products or the related gross margins.

      The principal competitive factors affecting the market for the Company’s products include product functionality, performance, quality, reliability, ease of use, quality of customer training and support, name recognition, price, and compatibility and conformance with industry standards and changing operating system environments. Several of the Company’s existing and potential competitors, most notably the Hewlett-Packard Company (“Hewlett-Packard”) and Intel Corporation (“Intel”), have substantially greater financial, engineering, manufacturing and marketing resources than the Company. The Company also experiences competition from a number of other software, hardware and service companies. In addition to its current competitors, the Company may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripherals, communications and software companies. In the fax server market the Company competes with companies such as Captaris Inc., Omtool, Ltd. and Computer Associates International, Inc.

There can be no assurance that competitors will not introduce products incorporating technology more advanced than the technology used by the Company in its products. In addition, certain competing methods of communications such as the Internet or electronic mail could adversely affect the market for fax products. Certain of the Company’s existing and potential competitors in the print server market are manufacturers of printers and other peripherals, and these competitors may develop closed systems accessible only through their own proprietary servers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company’s business, operating results and financial condition.

International Sales

      Sales to customers located outside Canada and the United States accounted for approximately 20%, 25% and 31% of the Company’s net sales in fiscal 2001, 2000 and 1999, respectively. The Company sells its products in approximately 40 foreign countries through approximately 50 international distributors. Macnica, the Company’s principal Japanese distributor, accounted for approximately 46%, 60% and 60% of the Company’s international sales in fiscal 2001, 2000 and 1999, respectively, and 10%, 15% and 18% of the Company’s total net sales in fiscal 2001, 2000 and 1999, respectively. The Company expects that international sales will continue to represent a significant portion of the Company’s product revenues and that the Company will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. There can be no assurance that the Company will not experience difficulties resulting from changes in foreign laws relating to the export of its products in the future. In addition, because the Company primarily invoices its foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for the Company’s products by causing its prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on the Company’s international sales and a resulting material adverse effect on the Company’s business, operating results and financial condition. In fiscal 2001, the Company consolidated its operations in the United Kingdom and entered into an agreement with a distributor to service the region. In addition, the Company entered into a separate agreement in fiscal 2001 with a Japanese distributor to sell the Company’s LANpress products in Japan, from which the Company is entitled to receive a royalty on sales of these products. The Company may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. There can be no assurance that the Company will be able to maintain the level of international sales in the future. Any fluctuations in international sales will greatly affect the Company’s operating results and financial condition.

Lack of Product Revenue Diversification

      The Company derives substantially all of its sales from its fax and print server products, with its fax server products accounting for 91% of its total sales in fiscal 2001. The Company is leveraging its expertise in these areas to develop new messaging features and products to support greater integration into corporate network environments and with Internet communications. The Company expects that its current products will continue to account for a majority of the Company’s sales in the near future. A decline in demand for these products as a result of competition, technological change or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on the Company’s business, operating results and financial condition.

Product Transition; Risk of Product Returns and Inventory Obsolescence

      From time to time, the Company may announce new products, product versions, capabilities or technologies that have the potential to replace or shorten the life cycles of existing products. The release of a new product or product version may result in the write-down of products in inventory if such inventory becomes obsolete. The Company has in the past experienced increased returns of a particular product version following the announcement of a planned release of a new version of that product. There can be no assurance that product returns will not exceed the Company’s allowance for such returns in the future and will not have a material adverse effect on the Company’s business, operating results and financial condition.

Concentration of Distributors; Distribution Risks

      The Company sells its products primarily through a two-tier domestic and international distribution network. The Company’s distributors sell Castelle’s products to VARs, e-commerce vendors and other resellers. The distribution of personal computers and networking products has been characterized by rapid change, including consolidations due to the financial difficulties of distributors and the emergence of alternative distribution channels. In addition, an increasing number of companies are competing for access to these channels. The Company’s distributors typically represent other products that are complementary to, or compete with, those of the Company. In particular, certain of its competitors, including Hewlett-Packard and Intel, sell a substantially higher dollar volume of products through several of the Company’s large U.S. distributors, and as a result, the Company believes such distributors give higher priority to products offered by such competitors. The Company’s distributors are not contractually committed to future purchases of the Company’s products and could discontinue carrying the Company’s products at any time for any reason. In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company’s major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company’s business, operating results and financial condition. The Company has a stock rotation policy with certain of its distributors that allows them to return marketable inventory against offsetting orders. Should the Company reduce its prices, the Company credits certain of its distributors for the difference between the purchase price of products remaining in their inventory and the Company’s reduced price for such products. In addition, due to industry conditions or the actions of competitors, inventory levels of the Company’s products held by distributors could become excessive, resulting in product returns and inventory write-downs. Although the Company provides an allowance for anticipated returns and for price protection, and believes its existing policy results in the establishment of an allowance that is adequate, there can be no assurance that in the future returns and price protection will not have a material adverse effect on the Company’s business, operating results and financial condition.

Dependence on Third-Party Suppliers and Subcontractors

      The Company’s products incorporate or require components or sub-assemblies procured from third-party suppliers. Certain of these components or sub-assemblies are available only from a single source, and others are available only from limited sources. Certain key components of the Company’s products, including a modem chip set from Conexant Systems, Inc. (“Conexant”) and a microprocessor from Motorola, Inc. (“Motorola”), are currently available from single sources. Other product components are currently available from only a limited number of sources. In addition, the Company subcontracts a substantial portion of its manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support the manufacturing requirements of the Company. Other than an agreement with Sercomm Corporation to manufacture certain print server products, the Company does not have material long-term supply contracts with third parties or any other sole or limited source vendors and subcontractors. The Company purchases components or sub-assemblies on a purchase order basis. The Company’s ability to obtain these components and sub-assemblies is dependent upon its ability to accurately forecast customer demand for its products and to anticipate shortages of critical components or sub-assemblies created by competing demands upon suppliers. If the Company were unable to obtain a sufficient supply of high-quality components or sub-assemblies from its current sources, the Company could experience delays in obtaining such components or sub-assemblies from other sources. Resulting delays or reductions in product shipments could adversely affect the Company’s business, operating results and financial condition and damage customer relationships. Furthermore, a significant increase in the price of one or more of these components or sub-assemblies or the Company’s inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect the Company’s business, operating results and financial condition.

      The Company augments its product offerings by obtaining access to third-party products and technologies in areas outside of its core competencies or where the Company believes internal development of products and technologies is not cost-effective. The Company’s third-party supplier of certain print server products is SerComm. There can be no assurance that these products will produce gross margins comparable to those of the Company’s internally generated products or that the parties with which the Company contracts will continue to provide the quantities and quality of products needed by the Company or that they will upgrade their respective products on a timely basis. The termination of the Company’s relationships with third-party product suppliers and with SerComm, in particular, could result in delays or reductions in product shipments, which could have a material adverse effect on the Company’s business, operating results and financial condition.

Government Regulation

      Certain aspects of the networking industry in which the Company competes are regulated both in the United States and in foreign countries. Imposition of public carrier tariffs, taxation of telecommunications services and the necessity of incurring substantial costs and expenditure of managerial resources to obtain regulatory approvals, particularly in foreign countries where telecommunications standards differ from those in the United States, or the inability to obtain regulatory approvals within a reasonable period of time, could have a material, adverse effect on the Company’s business, operating results and financial condition. The Company’s products must comply with a variety of equipment, interface and installation standards promulgated by communications regulatory authorities in different countries. Changes in government policies, regulations and interface standards could require the redesign of products and result in product shipment delays which could have a material, adverse impact on the Company’s business, operating results and financial condition.

Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses

      The Company’s success depends to a certain extent upon its technological expertise and proprietary software technology. The Company relies upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect its technologies. Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy the Company’s products or to reverse engineer or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries either do not protect the Company’s proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that the Company’s current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. The Company also relies on technology licenses from third parties. There can be no assurance that these licenses will continue to be available to the Company upon reasonable terms, if at all. Any impairment or termination of the Company’s relationship with third-party licensors could have a material adverse effect on the Company’s business, operating results and financial condition. There can be no assurance that the Company’s precautions will be adequate to deter misappropriation or infringement of its proprietary technologies. Furthermore, while the Company has obtained federal registration for many of its trademarks in the United States, certain of its trademarks have not been registered in the United States or foreign jurisdictions. There can be no assurance that the Company’s use of such registered trademarks will not be contested by third parties in the future.

      The Company has received, and may receive in the future, communications asserting that its products infringe the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that third parties will not assert infringement claims against the Company with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. There can be no assurance that any such intellectual property litigation that may be brought in the future will not have a material adverse effect on the Company’s business, operating results and financial condition. As a result of such claims or litigation, it may become necessary or desirable in the future for the Company to obtain licenses relating to one or more of its products or relating to current or future technologies, and there can be no assurance that it would be able to do so on commercially reasonable terms.

Possible Volatility of the Company’s Common Stock Price

      The price of the Company’s Common Stock has fluctuated widely in the past. Sales of substantial amounts of the Company’s Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the Company’s Common Stock. The management of the Company believes that such past fluctuations may have been caused by the factors identified above as well as announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in the condition of the personal computer industry in general. These fluctuations, as well as general economic, political and market conditions, such as recessions or international currency fluctuations, may adversely affect the market price of the Company’s Common Stock. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. The Company anticipates that prices for Castelle Common Stock may continue to be volatile. Such future stock price volatility for Castelle Common Stock may provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on the Company’s business, operating results and financial condition.

Future Capital Requirements

      The development and marketing of products requires significant amounts of capital. The Company believes that its existing cash balances, anticipated cash flows from operations and available lines of credit will be sufficient to meet its anticipated capital requirements for the next 12 months. However, a decline in future orders and revenues might require us to seek additional capital to meet our working capital needs during or beyond the next twelve months if we are unable to reduce expenses to the degree necessary to avoid incurring losses. If we have a need for additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company’s existing and new products and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to our shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Recent Terrorist Activity in the United States and the Military Action to Counter Terrorism Could Adversely Impact Our Business

      The September 11, 2001 terrorist attacks in the United States, the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility appear to be having an adverse effect on business, financial and general economic conditions in the U.S. These effects may, in turn, result in increased costs due to the need to provide enhanced security, which would have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers and our ability to raise additional capital.

Voting Control by Officers, Directors and Affiliates

      At March 15, 2002, the Company’s officers and directors and their affiliates beneficially owned approximately 29% of the outstanding shares of Common Stock. Accordingly, together they had the ability to significantly influence the election of the Company’s directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

Certain Charter Provisions

      The Company’s Board of Directors has authority to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the shareholders. The rights of the holders of the Company’s Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance thereof could have a material adverse effect on the market value of the Company’s Common Stock.

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS 142 will not have a significant impact on our financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. We are currently assessing, but have not yet determined, the impact of SFAS 144 on the Company.

      In November 2001, the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives”, EITF No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future”, and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 01-09 presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is our first quarter ended March 31, 2002. Upon adoption we are required to reclassify all prior period amounts to conform to the current period presentation. We are currently assessing, but have not yet determined, the impact of EITF No. 01-9 on our statement of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at December 31, 2001. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements; therefore we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market account or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment. However, sharp declines in interest rates could seriously harm interest earnings on this account.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	The following financial statements of the Company and the report of the Company’s independent accountants are included in Item 14:

Page in Form 10-K
Report of Independent Accountants	F-1
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-2
Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999	F-3
Consolidated Statement of Shareholders’ Equity for the years ended
December 31, 2001, 2000 and 1999	F-4
Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999	F-5
Notes to Consolidated Financial Statements	F-6

(b)	The following financial statement schedules of Castelle for the years ended December 31, 2001, 2000 and 1999 are filed as part of this Form 10-K and should be read in conjunction with the Company’s Financial Statements.

Page in Form 10-K
Report of Independent Accountants	F-1
Schedule II - Valuation and Qualifying Accounts	F-26

Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Financial Statements or Notes thereto.

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None 34

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

      The information required by this Item concerning the Company’s directors is incorporated by reference from the sections captioned “Proposal 1: Election of Directors” contained in the Company’s definitive Proxy Statement (the “Proxy Statement”), related to it’s 2002 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission (“SEC”) no later than April 30, 2002 or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2002.

Identification of Executive Officers

      The information required by this Item concerning the Company’s executive officers is set forth in Part I of this Report.

ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In January 2001, the Company engaged W.R. Hambrecht & Co. (“WRH & Co.”), an investment bank in which Mr. Hambrecht, a director of the Company, is a partner, to provide certain financial advisory services to the Company. As of April 2001, WRH & Co. had rendered an insignificant level of services to the Company under this arrangement.

      Other information required by this Item is incorporated by reference from the sections captioned “Certain Transactions” and “Executive Compensation” contained in the Proxy Statement.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements required to be filed by Item 8 of Form 10-K. See the list of Financial Statements contained in Item 8 of this Report.

2.	Financial Statement Schedules required to be filed by Item 8 of Form 10-K. See the list of Financial Statement Schedules contained in Item 8 of this Report.

(b)	Reports on Form 8-K - None

(c)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (1)
3.2	Amended and Restated Bylaws of the Company. (2)
4.1	Reference is made to Exhibits 3.1 and 3.2.
10.1	*	1995 Non-Employee Directors’Stock Option Plan, as amended, and form of Director Stock Option Agreement.
10.2	*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers. (1)
10.3	OEM Purchase Agreement dated May 23, 1995, by and between the Registrant and SerComm Corporation. (1)
10.4	Distribution Agreement dated February 26, 1990, by and between the Registrant and Ingram Micro D Inc. (1)
10.5	Distributor Contract dated June 25, 1991, as amended June 25, 1991, by and between the Registrant and Tech Data Corporation. (1)
10.6	Distributor Agreement dated October 1, 1990, by and between the Registrant and Vitek. (1)
10.7	International Distributor Agreement dated February 24, 1994, by and between the Registrant and Macnica. (1)
10.8*	*	1988 Equity Incentive Plan, as amended and form of option agreements.
10.9	*	Form of Executive Severance and Transition Benefits Agreement between the Company and Messier. D. Rich. (3)
10.10	*	Employment agreement between the Company and Messier. D. Rich. (4)
10.11	International Distributor Agreement dated April 24, 2001 by and between the Registrant and AMS Limited.
10.12	Commercial Tenant Lease Agreement dated August 16, 2000 by and between the Registrant and Kyung S. Lee and Ieesun Kim Lee.
10.13	*	Summary of Severance Agreements with Named Executive Officers.
11.1	Computation of Net Income (Loss) Per Share. Reference is made to page F-10 of the Notes to Consolidated Financial Statements.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney. Reference is made to the signature page.

_____________
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 33-99628-LA-) or amendments thereto and incorporated herein by reference.
(2)	Previously filed with the Company’s Form 10-K for the fiscal year ended December 31, 2000.
(3)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

36

(4)	Previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

*	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

37

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, an amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the twenty-ninth day of March 2002.

By: /S/ DONALD L. RICH —————————————— Donald L. Rich Chief Executive Officer and President

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DONALD L. RICH ——————————— Donald L. Rich	Chairman of the Board and Director, Chief Executive Officer, President (principal executive officer)	March 29, 2002

/S/ PAUL CHENG ——————————— Paul Cheng	Vice President, Finance and Administration, Chief Financial Officer (principal accounting officer), Secretary	March 29, 2002

/S/ PETER TIERNEY ——————————— Peter Tierney	Director	March 29, 2002

/S/ SCOTT MCDONALD ——————————— Scott McDonald	Director	March 29, 2002

/S/ ROBERT HAMBRECHT ——————————— Robert Hambrecht	Director	March 29, 2002

/s/ JACK HOWARD ——————————— Jack Howard	Director	March 29, 2002

38

Castelle Consolidated Financial Statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001

Report of Independent Accountants

To the Board of Directors and
Shareholders of Castelle

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 36 present fairly, in all material respects, the financial position of Castelle and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 36 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
February 21, 2002

Castelle Consolidated Balance Sheets (in thousands)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$4,568	$3,893
Restricted cash	—	125
Accounts receivable, net of allowance for
doubtful accounts of $206 in 2001 and $285 in 2000	680	2,083
Inventories	926	1,363
Prepaid expenses and other current assets	130	209

Total current assets	6,304	7,673

Property and equipment, net	598	768
Other assets	108	102

Total assets	$7,010	$8,543

Liabilities and Shareholders’ Equity
Current liabilities:
Long-term debt, current portion	$18	$9
Accounts payable	280	1,014
Accrued liabilities	2,446	2,681

Total current liabilities	2,744	3,704

Long-term debt, net of current portion	64	63

Total liabilities	2,808	3,767

Commitments (Note 4)

Shareholders’ Equity:
Preferred stock, no par value:
Authorized: 2,000 shares in 2001 and 2000
Issued and outstanding: none in 2001 and 2000	—	—
Common stock, no par value:
Authorized: 25,000 shares
Issued and outstanding: 4,745 shares in 2001
and 4,741 shares in 2000	28,977	28,976
Deferred compensation	(1)	(17)
Accumulated deficit	(24,774)	(24,183)

Total shareholders’ equity	4,202	4,776

Total liabilities and shareholders’ equity	$7,010	$8,543

The accompanying notes are an integral part of these financial statements. F-2

Castelle Consolidated Statements of Operations (in thousands, except per share data)

	Year ended December 31,
	2001	2000	1999
Net sales	$9,620	$14,832	$16,116
Cost of sales	3,089	5,452	7,712

Gross profit	6,531	9,380	8,404

Operating expenses:
Research and development	1,805	1,759	2,741
Sales and marketing	3,854	5,293	6,732
General and administrative	1,335	1,663	2,139
Amortization of intangible assets	—	—	40
Restructuring and other charges	239	—	402

	7,233	8,715	12,054

Operating (loss)/income	(702)	665	(3,650)

Interest income, net	94	195	126
Other income/(expense), net	17	(122)	(27)

(Loss)/income before provision for
income taxes	(591)	738	(3,551)
Provision for income taxes	—	6	4

Net (loss)/income	$(591)	$732	$(3,555)

Net (loss)/income per common share - basic	$(0.12)	$0.16	$(0.78)

Shares used in per share calculation - basic	4,744	4,664	4,579

Net (loss)/income per common share - diluted	$(0.12)	$0.14	$(0.78)

Shares used in per share calculation - diluted	4,744	5,080	4,579

The accompanying notes are an integral part of these financial statements. F-3

Castelle Consolidated Statements of Shareholders’ Equity Years Ended December 31, 2001, 2000 and 1999 (in thousands)

	Common Stock		Notes Receivable for Purchase of Common	Deferred	Accumulated
	Shares	Amount	Stock	Compensation	Deficit	Total
Balances, December 31, 1998	4,337	$29,255	$(274)	$(120)	$(21,360)	$7,501
Issuance of common stock through
exercise of stock options	17	10	—	—	—	10
Issuance of common stock in
connection with acquisition	340	—	—	—	—	0
Amortization of deferred compensation	—	—	—	53	—	53
Repayment of notes receivable	—	—	11	—	—	11
Cancellation of notes receivable	—	—	263	—	—	263
Retirement of restricted stock	(53)	(263)	—	—	—	(263)
Net loss	—	—	—	—	(3,555)	(3,555)

Balances, December 31, 1999	4,641	$29,002	$—	$(67)	$(24,915)	$4,020

Issuance of common stock through
exercise of stock options	30	24	—	—	—	24
Exchange of warrants
for common stock	70	—	—	—	—	—
Deferred compensation related to options
issued to consultant	—	17	—	(17)	—	—
Write-off of deferred compensation
related to options issued to consultant	—	(67)	—	67	—	—
Net	—	—	—	—	732	732
income

Balances, December 31, 2000	4,741	$28,976	$—	$(17)	$(24,183)	$4,776

Issuance of common stock through
exercise of stock options	4	1	—	—	—	1
Deferred compensation related to options
issued to consultant	—	4	—	(4)	—	—
Revaluation of options issued to consultants	—	(4)	—	4	—	—
Amortization of deferred compensation	—	—	—	16	—	16
Net loss	—	—	—	—	(591)	(591)

Balances, December 31, 2001	4,745	$28,977	$—	$(1)	$(24,774)	$4,202

The accompanying notes are an integral part of these financial statements. F-4

Castelle Consolidated Statements of Cash Flows Years Ended December 31, 2001, 2000 and 1999 (in thousands)

	Year ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net (loss)/income	$(591)	$732	$(3,555)
Adjustments to reconcile net (loss)/income to
net cash (used in) provided by operating activities:
Depreciation and amortization	230	260	440
Provision for doubtful accounts and sales returns	59	(257)	—
Provision for excess and obsolete inventory	148	(80)	1,579
Compensation expense related to grant of stock options	16	—	53
Loss/(profit) on disposal of fixed assets	44	(10)	81
Changes in assets and liabilities:
Accounts receivable	1,344	(301)	1,947
Inventories	289	128	749
Prepaid expenses and other current assets	79	53	136
Other assets	(6)	(24)	34
Accounts payable	(734)	(322)	(748)
Accrued liabilities	(235)	(367)	333

Net cash provided by/(used in) operating activities	643	(188)	1,049

Cash flows from investing activities:
Acquisition of property and equipment	(105)	(593)	(184)
Proceeds from sale of fixed assets	—	34	—

Net cash used in investing activities	(105)	(559)	(184)

Cash flows from financing activities:
Return of restricted cash	125	—	—
Issuance/(Repayment) of notes payable	11	(98)	(96)
Proceeds from collection of note receivable for stock	—	—	11
Proceeds from issuance of common stock and warrants, net of
repurchases	1	24	10

Net cash provided by/(used in) financing activities	137	(74)	(75)

Net increase/(decrease) in cash and cash equivalents	675	(821)	790
Cash and cash equivalents, beginning of period	3,893	4,714	3,924

Cash and cash equivalents, end of period	$4,568	$3,893	$4,714

Supplemental information:
Cash paid during the period for:
Interest	$12	$6	$19
Income taxes	$—	$5	$47
Noncash investing and financing activities:
Note payable for fixed asset acquisition	$25	$75	$—
Warrants converted into common stock	$—	$70	$—

The accompanying notes are an integral part of these financial statements. F-5

Castelle Notes to Consolidated Financial Statements

1.	Business and Organization of the Company

Castelle designs, develops, markets and supports server appliances providing office messaging solutions and other shared services. The Company’s current products are focused on two areas: fax and integrated messaging products, including a range of software enhancements, and print servers. The Company’s products consist of FaxPress, an integrated hardware/software network faxing solution; OfficeDirect, an integrated fax/email messaging system; InfoPress, an enterprise-level fax-on-demand software product and LANpress print servers.

The Company distributes its products primarily through a two-tier, domestic and international distribution network, with its distributors selling Castelle’s products to value-added resellers, system integrators, e-commerce retailers and other resellers in the United States, Europe and the Pacific Rim. The Company also has relationships with selected original equipment manufactures and sells software enhancements and upgrades directly to end-users.

The Company believes that its existing cash balances, anticipated cash flows from operations and available lines of credit will be sufficient to meet its anticipated capital requirements for the next 12 months. However, a decline in future orders and revenues might require us to seek additional capital to meet our working capital needs during or beyond the next twelve months if we are unable to reduce expenses to the degree necessary to avoid incurring losses. If we have a need for additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company’s existing and new products and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to our shareholders.

In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company’s major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company’s business, operating results and financial condition.

2.	Summary of Significant Accounting Policies

Castelle’s discussion and analysis of its financial condition and results of operations are based on Castelle’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require Castelle to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Castelle evaluates its estimates, including those related to product returns, bad debts, incentives to resellers, inventories, income taxes, warranty obligations, excess components, restructuring, service contracts and contingencies and litigation. Castelle bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Castelle Notes to Consolidated Financial Statements

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

Derivatives and hedging activities

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 did not have a material effect on the financial statements of the Company. As of December 31, 2001, the Company had not entered into any derivative or hedging activities.

Certain risks and concentrations

Ongoing customer credit evaluations are performed by the Company and collateral is not required. Castelle assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. When credit criteria are not met, the Company requires cash-on-delivery or payments by credit card before the products are shipped. On a quarterly basis, Castelle specifically analyzes accounts receivable, potential returns, historical bad debts, customer concentrations, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts and for potential returns. Such returns and losses have generally been within management’s expectations. If the financial condition of Castelle’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Three customers accounted for 72% of accounts receivable at December 31, 2001 and three customers accounted for 59% of accounts receivable at December 31, 2000. In fiscal 2001, three distributors accounted for approximately 27%, 17% and 10% of our net sales. In fiscal 2000, the same three distributors accounted for approximately 17%, 10% and 15% of net sales, respectively.

Castelle Notes to Consolidated Financial Statements

The Company derives substantially all of its sales from its fax and print server products, with its fax server products accounting for 91% of its total sales in fiscal 2001. The Company is leveraging its expertise in these areas to develop new messaging features and products to support greater integration into corporate network environments and with Internet communications. The Company expects that its current products will continue to account for a majority of the Company’s sales in the near future. In addition, the Company’s products include components subject to rapid technological change. As such, significant technological change could adversely affect the Company’s operating results and subject the Company to returns of product and inventory losses. While the Company has ongoing programs to minimize the adverse effect of such changes and consider technological change in estimating its allowances, such estimates could change in the future. In addition, one of the Company’s print server products is currently manufactured by a single supplier and certain key components are currently available from only single sources.

Inventories and related allowance for obsolete and excess inventory
Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventories have also been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand on a quarterly basis, compared to management’s assumptions about future demand, market conditions and anticipated timing of the release of product upgrades or next generation products. If actual market conditions for future demand are less favorable than those projected by us or if product upgrades or next general products are released earlier than anticipated, additional inventory write-downs may be required.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Amortization of leasehold improvements is provided on a straight-line basis over the life of the related asset or the lease term, if shorter. Gains and losses upon asset disposal are recognized in the year of disposition. Expenditures for replacements and betterments are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred.

Accounting for long-lived assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

Castelle Notes to Consolidated Financial Statements

Revenue recognition

Castelle recognizes revenue based on the provisions of Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” and Statement of Financial Accounting Standards (“SFAS”) No. 48 “Revenue Recognition When Right of Return Exists”.

Product revenue is recognized upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivables is probable and product returns are reasonably estimable. Shipment generally occurs when product is delivered to a common carrier.

The Company enters into agreements with certain of its distributors which permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. Customers who purchase our products directly from us also have limited return rights, which expire thirty days from product shipment. Revenues subject to stock rotation rights are reduced by management’s estimates of anticipated exchanges. Castelle establishes its returns allowance policy for distributors based on historic return rates from these distributors.

Pursuant to the Company’s distributor agreements, the Company also protects its distributors’exposure related to the impact of price reductions. Price adjustments are recorded at the time products are shipped. Castelle estimates the impact of price reductions based on historical data.

The Company recognizes revenue from the sale of extended warranty contracts ratably over the period of the contracts.

Castelle recognizes royalty on the sale of LANpress products by a Japanese distributor. Royalty is not recognized as revenue until the products are sold by the distributor.

Provisions for estimated warranty costs are recorded at the time products are shipped.

Advertising costs

Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $713,000, $1,171,000 and $889,000 in 2001, 2000 and 1999, respectively.

Research and development expenses

Costs related to the conceptual formulation and design of both hardware and software products are expensed as research and development while costs incurred subsequent to establishing technological feasibility of software products are capitalized until general release of the product. Generally, technological feasibility is established upon completion of a working model. No significant costs subsequent to such point have been incurred, and all such costs have been expensed.

Foreign currency translation

The functional currency of the Company’s foreign subsidiaries are the U.S. dollar. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of the foreign subsidiaries’ financial statements have been included in shareholders’ equity. In fiscal year 2001, the foreign currency loss was $8,000. For fiscal 2000, the Company experienced a foreign currency loss of $77,000.

Castelle Notes to Consolidated Financial Statements

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

Basic and diluted earnings per share are calculated as follows for fiscal 2001, 2000 and 1999 (in thousands except per share amounts):

	2001	2000	1999
Basic:
Weighted average shares	4,744	4,664	4,579

Net (loss)/income	$(591)	$732	$(3,555)

Net (loss)/income per share	$(0.12)	$0.16	$(0.78)

Diluted:
Weighted average shares	4,744	4,664	4,579
Common equivalent shares from stock options	—	416	—

Shares used in per share calculation	4,744	5,080	4,579

Net (loss)/income	$(591)	$732	$(3,555)

Net (loss)/income per share	$(0.12)	$0.14	$(0.78)

Due to the losses in the periods, the calculation of diluted shares outstanding for fiscal 2001 and 1999 excludes 901,000, and 1,508,000 shares of common stock subject to outstanding stock options, respectively, as their effect was antidilutive in the period. In fiscal 2000, no shares of common stock were excluded.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company uses the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to account for its employee stock-based compensation plans.

The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force (“EITF”) Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Accordingly, unvested options and warrants held

Castelle Notes to Consolidated Financial Statements

by nonemployees are subject to revaluation at each balance sheet date based on the then current fair market value.

Comprehensive income

Castelle has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income,” effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, therefore, no separate statement of comprehensive income has been presented.

Segment information

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes a framework on which to base segment reporting and introduces requirements for interim reporting of segment information. The Company uses one measurement of profitability of its business for internal purposes and has determined that it operates in one business segment: server appliances. The Company’s international operations are analyzed in Note 9.

New accounting pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a significant impact on its financial statements.

Castelle Notes to Consolidated Financial Statements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS 144 on its statement of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives”, EITF No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future”, and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 01-09 presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is the Company’s first quarter ended March 31, 2002. Upon adoption, the Company is required to reclassify all prior period amounts to conform to the current period presentation. The Company is currently assessing, but has not yet determined, the impact of EITF No. 01-9 on its financial statements.

3.	Balance Sheet Detail (in thousands)

Inventories:

	December 31,
	2001	2000
Raw material	$283	$335
Work in process	182	201
Finished goods	461	827

Total inventories	$926	$1,363

Castelle Notes to Consolidated Financial Statements

Property and equipment:

	December 31,
	2001	2000
Production, test and demonstration equipment	$350	$350
Computer equipment	1,102	1,157
Office equipment	82	92
Leasehold improvements	436	395

	1,970	1,994
Less accumulated depreciation and amortization	(1,372)	(1,226)

Total property and equipment	$598	$768

The Company recorded depreciation and amortization related to property and equipment of $230,000, $260,000 and $382,000 in 2001, 2000 and 1999, respectively. Castelle follows the IRS recommendations regarding useful lives of the assets.

Castelle Notes to Consolidated Financial Statements

Accrued liabilities:

	December 31,
	2001	2000
Accrued compensation	$733	$852
Accrued sales and marketing	331	349
Accrued professional fees	430	416
Deferred revenue	444	486
Other accruals	508	578

Total accrued liabilities	$2,446	$2,681

4.	Commitments

The Company has entered into noncancelable operating leases that expire at various stages ending in 2006, and is responsible for certain maintenance costs, taxes and insurance under the leases. In August 2000, the Company entered into a lease for a new facility in Morgan Hill, California and relocated its corporate headquarters in December 2000 after the lease at the Santa Clara, California location expired at the same time. The lease on the new facility has a term of 5 years, expiring in December 2005 with one conditional three-year option, which if exercised would extend the lease to December 2008 commencing with rent at ninety-five percent of fair market value. Future minimum payments under noncancelable operating leases are as follows (in thousands):

Year Ended December 31,
2002	$267
2003	280
2004	285
2005	278
2006	14

$1,124

Rent expense, including the facility lease and equipment rental, was $360,000, $510,000, and $466,000 for 2001, 2000 and 1999, respectively.

The Company leases certain of its equipment under various operating and capital leases that expire at various dates through fiscal 2006. The lease agreements frequently include renewal and escalation clauses and purchase provisions and require the Company to pay taxes, insurance and maintenance costs. As of December 31, 2001, the Company had loan and security agreements for an aggregate value of $100,000, which are subject to interest rates of 12.5% to 12.8%. As of December 31, 2001, future minimum lease payments are $108,000 as follows (in thousands):

Castelle Notes to Consolidated Financial Statements

Year Ended December 31,
2002	$28
2003	28
2004	20
2005	17
2006	15

Total minimum lease payments	108
Less amount representing interest	(26)

Present value of capital lease obligations	82
Less current portion	(18)

Long-term portion of capital lease obligations	$64

5.	Bank Borrowings

The Company has a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2003, pursuant to which the Company may borrow 100% against pledges of cash at the bank’s prime rate (4.75% at December 31, 2001). Borrowings under this line of credit agreement are collateralized by all of the assets of the Company. The Company was in compliance with the terms of the agreement, and at December 31, 2001 had no borrowings under the line of credit.

6.	Common Stock

Non-Employee Directors’Stock Option Plan

In November 1995, the Company’s Board of Directors adopted the 1995 Non-Employee Directors’ Stock Option Plan (“Directors Plan”). As of December 31, 2001, 120,000 shares of the Company’s common stock have been reserved for issuance under the Directors Plan and activity under the Plan is as follows (in thousands):

Castelle Notes to Consolidated Financial Statements

	Outstanding Options
	Options Available for Grant	Number Outstanding	Exercise Price	Total	Weighted Average Exercise Price

Balances, January 1, 1999	99	21	$2.37 - $8.00	$100	$4.69
Options granted	(26)	26	$0.34 - $0.56	$10	$0.39
Options cancelled	8	(8)	$0.56 - $8.00	($24)	$3.00

Balances, December 31, 1999	81	39	$0.34-$8.00	$86	$2.20
Options granted	(30)	30	$1.94	$58	$1.94
Options cancelled	10	(10)	$0.56 - $8.00	($60)	$5.97

Balances, December 31, 2000	61	59	$0.34-$2.38	$84	$1.42
Options granted	(40)	40	$1.06-$1.53	$46	$1.15
Options cancelled	—	—		—	—

Balances, December 31, 2001	21	99	$0.34-$2.38	$130	$1.31

At December 31, 2001, 2000, and 1999 69,000, 35,000 and 24,000 options, respectively, were exercisable at a weighted total exercise price of $91,000, $43,000, and $79,000, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2001 are as follows (in thousands, except years and per share data):

Castelle Notes to Consolidated Financial Statements

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-$0.50	20	7.3	$0.34	20	$0.34
$0.51-$0.75	2	7.2	$0.56	2	$0.56
$0.76-$1.50	30	9.2	$1.06	10	$1.06
$1.51-$2.00	40	8.5	$1.84	30	$1.87
$2.01-$2.50	7	6.2	$2.37	7	$2.37

	99	8.3	$1.31	69	$1.32

1988 Incentive Stock Plan

Under the 1988 Incentive Stock Plan (“1988 Plan”), the Board of Directors may grant either the right to purchase shares or options to purchase shares of the Company’s common stock at prices not less than the fair market value at the date of grant for incentive stock options and 85% of the fair market value for non-qualified options and purchase rights. Options granted under the 1988 Plan generally become exercisable, and the Company’s right to repurchase shares issued and sold pursuant to stock purchase rights lapses, at a rate of one-quarter of the shares under option or purchased under stock purchase rights at the end of the first year and thereafter ratably over the next three years and generally expire seven years from the date of grant. As of December 31, 2001, there were no stock purchase rights outstanding, and no shares purchased pursuant to stock purchase rights were subject to repurchase by the Company.

Option activity under the 1988 Plan was as follows (in thousands):

Castelle Notes to Consolidated Financial Statements

	Outstanding Options
	Available for Grant	Number Outstanding	Exercise Price	Total	Weighted Average Exercise Price

Balances, January 1, 1999	263	1,286	$0.20-$7.75	$1,846	$1.43
Options granted	(657)	657	$0.88-$1.03	604	$0.92
Options cancelled	617	(617)	$0.20-$6.88	(962)	$1.56
Options exercised	—	(17)	$0.20-$1.56	(10)	$0.62

Balances, December 31, 1999	223	1,309	$0.20-$1.56	$1,477	$1.13
Options granted	(256)	256	$0.88-$1.88	289	$1.13
Options cancelled	342	(342)	$0.20-$1.56	(440)	$1.29
Options exercised	—	(30)	$0.20-$1.56	(24)	$0.77

Balances, December 31, 2000	309	1,193	$0.20-$1.56	$1,302	$1.09
Options granted	(116)	116	$0.60-$0.68	78	$0.67
Options cancelled	61	(61)	$0.20-$1.56	(68)	$1.11
Options exercised	—	(4)	$0.20	(1)	$0.20

Balances, December 31, 2001	254	1,244	$0.20-$1.88	$1,311	$1.05

At December 31, 2001, 2000 and 1999, 944,000, 721,000 and 644,000 options, respectively, were exercisable at a weighted average exercise price of $1,053,000, $812,000 and $761,000, respectively.

The Company has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” Accordingly no compensation cost has been recognized for the Non-Employee Directors’ Stock Option Plan or the 1988 Incentive Stock Plan. Had compensation cost for these Plans been determined based on the fair value at the grant date, the Company’s net (loss) income and net (loss) income per share for 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below (in thousands):

F-18

	2001	2000	1999
Net (loss)/income - as reported	$(591)	$732	$(3,555)
Net (loss)/income - pro forma	$(656)	$589	$(3,834)
Net (loss)/income per share - basic - as reported	$(0.12)	$0.16	$(0.78)
Net (loss)/income per share - basic - pro forma	$(0.14)	$0.13	$(0.84)
Net (loss)/income per share - diluted - as reported	$(0.12)	$0.14	$(0.78)
Net (loss)/income per share - diluted - pro forma	$(0.14)	$0.12	$(0.84)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 2001, 2000 and 1999:

	2001	2000	1999
Risk-free interest rate	4.22%-5.25%	5.85%-6.44%	5.08%-5.98%
Expected life	7.0 years	6.71 years	5.62 years
Expected dividends	—	—	—
Volatility	355	163	143

The weighted average fair value of options granted in 2001, 2000 and 1999 was $0.67, $1.21 and $0.85 per share, respectively. The options to purchase common stock outstanding and currently exercisable by exercise price at December 31, 2001, including those issued to Directors and outsiders, are as follows (in thousands, except years and per share data):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-$0.75	116	6.3	$0.67	0	—
$0.76-$1.00	693	4.5	$0.93	598	$0.94
$1.01-$1.25	165	4.9	$1.09	88	$1.08
$1.26-$1.50	85	5.0	$1.32	42	$1.34
$1.51-$1.75	219	2.5	$1.57	215	$1.57
$1.76-$2.00	1	5.1	$1.88	1	$1.88

	1,279	4.4	$1.06	944	$1.12

Castelle Notes to Consolidated Financial Statements

Non-employees

In addition to the options granted to under the plans detailed above, Castelle granted options to purchase common stock to consultants under special arrangements. The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force (“EITF”) Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, unvested options and warrants held by nonemployees are subject to revaluation at each balance sheet date based on the then current fair market value.

During the year ended December 31, 2001, the Company granted 3,000 options to a consultant. Under EITF 96-18, the unvested options are revalued at each balance sheet date to reflect their current fair value. Compensation expense is reflected in our results of operations over the vesting period. As of December 31, 2001, the following assumptions were used in determining the fair value of the options: deemed fair market value per share of $0.75, dividend yield of 0%, expected volatility of 180%, risk-free interest rate of 5.48% and a contractual life of 3 years.

During the year ended December 31, 2000, the Company granted 20,000 options to non-employees. Under EITF 96-18, the unvested options are revalued at each balance sheet date to reflect their current fair value. Compensation expense is reflected in our results of operations over the vesting period. As of December 31, 2001, the following assumptions were used in determining the fair value of the options: deemed fair market value per share of $0.75, dividend yield of 0%, expected volatility of 180%, risk-free interest rate of 5.48% and a contractual life of 3 years.

No options were issued to consultants in 1999.

In connection with its grant of options to non-employees, the Company has recognized a reduction in deferred stock-based compensation of $4,000 for the year ended December 31, 2001 due to a reduction in the fair value of the Company’s stock during the year and amortization of deferred stock based compensation of $16,000. During 2000, we cancelled options for 42,000 shares and, as a result, deferred compensation of $67,000 was written off in 2000 as the related options were cancelled.

There were 35,000, 55,000 and 160,000 of options to consultants outstanding at December 31, 2001, 2000 and 1999, respectively, of which 35,000, 35,000 and 77,000 were exercisable at a weighted total exercise price of $52,000, $52,000 and $117,000 in 2001, 2000 and 1999, respectively.

Notes receivable

In 1999, the Company repurchased 53,000 shares of its common stock from executive officers upon their termination of service and cancelled their notes receivable of $263,000.

7.	Income Taxes

The Company has no provision for income tax in fiscal 2001 ($6,000 in fiscal 2000; $4,000 in fiscal 1999).

Castelle Notes to Consolidated Financial Statements

In fiscal 2001, we did not utilize any losses available for carry-forward to offset the current federal tax provision ($194,000 was utilized in fiscal 2000 and none in fiscal 1999). There was also no utilization of losses available for carry-forward to offset the current state tax provision in fiscal 2001 ($255,000 in fiscal 2000 and none in fiscal 1999).

The Company’s tax provision differs from the provision computed using statutory income tax rates as follows (in thousands):

	2001	2000	1999
Federal tax provision/(benefit) at statutory rate	$(201)	$210	$(1,135)
Permanent difference due to
non-deductible expenses	8	36	19
State taxes provision/(benefit), net of federal benefit	(7)	4	(98)
Change in valuation allowance	258	(190)	1,332
General business credits	(58)	(54)	(114)

	$—	$6	$4

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2001	2000
Inventory allowances and adjustments	$211	$149
Accounts receivable allowances	38	70
Other liabilities and allowances	558	929
Net operating loss carryforwards	4,929	4,644
Tax credit carryforwards	1,950	1,271
Depreciation and amortization	260	654
Valuation allowance	(7,946)	(7,717)

Total net deferred tax assets	$—	$—

Due to the uncertainty surrounding the realization of any future benefit from deductible temporary differences, net operating losses and tax credit carry-forwards, the Company has placed a full valuation allowance against its deferred tax asset balance.

At December 31, 2001, the Company had net operating loss carryforwards of approximately $13,268,000 and $3,824,000 available to offset future federal and California taxable income, respectively. These loss carryforwards begins to expire from in 2003 through 2021.

Castelle Notes to Consolidated Financial Statements

For federal and state income tax purposes, a portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

The Company’s loss before provision for income taxes is substantially all from domestic operations.

8.	Retirement Plan

The Company has a voluntary 401(k) plan covering substantially all employees. The plan provides for employer contributions at the discretion of the Board of Directors. In 2001, 2000 and 1999, the Company made no contributions to the plan.

9.	Major Customers and Segment Information

Revenues by geographic area are determined by the location of the end user and are summarized as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
North America	$7,648	$11,260	$11,199
Europe	953	853	1,605
Pacific Rim	1,019	2,719	3,312

Total revenues	$9,620	$14,832	$16,116

Customers that individually accounted for greater than 10% of net sales are as follows (in thousands):

	Years Ended December 31,
	2001		2000		1999
Customer	Amount	Percentage	Amount	Percentage	Amount	Percentage
A	$ 2,591	27	$ 2,485	17	$ 1,998	12
B	1,635	17	1,463	10	1070	7
C	915	10	2,183	15	2,948	18

Castelle Notes to Consolidated Financial Statements

10.	Restructuring

In response to the continuing economic slowdown and decrease in demand for our products, we terminated 17 regular, temporary and contractor positions in April 2001, which constituted approximately 25% of our workforce. This action resulted in a severance charge of $239,000 in the first nine months of fiscal 2001. The restructuring included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California.

Of the total restructuring charge of $239,000, approximately $124,000 represented cash charges already paid, $26,000 were for non-cash charges related to the write-down of surplus fixed assets from the consolidation of our United Kingdom and El Dorado Hills operations and $89,000 reflected obligations in fiscal 2002 mainly for costs associated with remaining obligations related to our United Kingdom office and the final severance payment to an employee. The majority of these expenses will be consummated in early fiscal 2002. The following table sets forth an analysis of the components of the fiscal 2001 restructuring charge, the payments made against the reserve and the balance left as of December 31, 2001 (in thousands of dollars):

	Total Charge	Non-cash Charge	Cash Payments	Reserve Balance at December 31, 2001
Severance & Benefits	$98		$(62)	$36
Facilities	90	$(26)	(36)	28
Other	51		(26)	25

Total	$239	$(26)	$(124)	$89

There were no restructuring and other charges recorded in fiscal 2000.

In 1999, the Company recognized a restructuring charge of $402,000, including the disposition of assets associated with the Company’s exit from the ObjectFax NT product line of $213,000, reducing headcount by 14 for a charge of $110,000, the write-off of excess office space of $63,000 and other costs of $16,000. All related expenses were paid out and written off in fiscal 1999 and fiscal 2000.

11.	Litigation

The Company has been contacted by a third party claiming that the Company needs to obtain licenses of certain patents held by that party for certain of the Company’s fax server products. The Company is continuing to assess the validity and strength of the claims, believes it has adequate legal defenses and believes the ultimate outcome of any possible action will not have a material effect on the Company’s financial position, results of operations or cash flows although there can be no assurance as to the outcome of any possible litigation.

Castelle Notes to Consolidated Financial Statements

12.	Subsequent Events (unaudited)

On March 12, 2002, the Company received a notice from the Nasdaq Stock Market that its common stock had failed to maintain the minimum bid price of $1.00 per share required for continued listing on the Nasdaq SmallCap Market. If the Company’s common stock fails to meet the $1.00 bid price per share for a minimum of ten consecutive trading days prior to September 9, 2002, the Company’s Common Stock will be delisted from the Nasdaq SmallCap Market. If the Common Stock is delisted, trading in the Common Stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the “pink sheets.”

Castelle and Subsidiaries Valuation and Qualifying Accounts (In thousands)	Schedule II

	Balance at Beginning of Period	Additional Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts	$ 720	$ —	$ 227	$ 493
Allowance for excess and obsolete inventory	$ 791	$ 1,579	$ 1,911	$ 459

Year Ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$ 493	$ 257	$ 465	$ 285
Allowance for excess and obsolete inventory	$ 459	$ 80	$ 173	$ 366

Year Ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$ 285	$ 59	$ 138	$ 206
Allowance for excess and obsolete inventory	$ 366	$ 148	$ (4)	$ 518

Castelle and Subsidiaries Index to Exhibits

Exhibit Number	Description

10.1*	1995 Non-Employees Directors’ Stock Option Plan, as amended and form of Director Stock Option Agreement.

10.11	International Distributor Agreement date April 24, 2001 by and between the Registrant and AMS Limited.

10.12	Commercial Tenant Lease Agreement dated August 16, 2000 by and between the Registrant and Kyung S. Lee and Ieesun Kim Lee.

10.13*	Summary of Severance Agreements with Named Executive Officers.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney. Reference is made to the signature page, (page 38).

*	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.