Form 10-K/A
period 2001-12-31
CASTELLE \CA\
filed 2002-04-30
CIK 908605

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

      |X| AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-220-20

                                    CASTELLE
             (Exact name of Registrant as specified in its charter)

                           CALIFORNIA                                                     77-0164056
(State or other jurisdiction of incorporation or organization)                (IRS Employer Identification No.)

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

The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq SmallCap on April 23, 2002 was approximately $2,331,000.

Shares of Common Stock held by persons who hold more than 10% of the outstanding shares, and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of Common Stock of the Registrant outstanding as of April 23, 2002 was 4,744,795.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                    CASTELLE
                                   FORM 10-K/A
                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART III.........................................................................    3

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    3

     ITEM 11.     EXECUTIVE COMPENSATION.........................................    5

     ITEM 12.     SECURITY OWNERSHIP OF
                  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................    12

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    13

SIGNATURES......................................................................    14

                       EXPLANATORY NOTE TO AMENDMENT NO. 1

         THE REGISTRANT HEREBY AMENDS ITS REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 TO AMEND ITEM 10 AND TO ADD ITEMS 11, 12 AND 13 OF PART III. WITH THE EXCEPTION OF THE AMENDMENT OF ITEM 10, THE COMPANY HAS NOT UNDERTAKEN TO UPDATE ANY INFORMATION CONTAINED IN THE COMPANY'S ORIGINAL REPORT ON FORM 10-K FILED ON MARCH 29, 2002.

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the board of directors of the Company and their ages as of April 23, 2002:

                   NAME                     AGE                              POSITION
                   ----                     ---                              --------
         Scott C. McDonald                   48      Director and Chief Executive Officer

         Donald L. Rich                      60      Chairman of the Board and Director

         Peter R. Tierney (1) (2)            57      Director and Chairman of the Board of MarketFirst Software Inc.

         Robert H. Hambrecht (1) (2)         35      Director and Managing Director of Equity Capital Markets, W.R.
                                                     Hambrecht & Company

         Jack Howard (1)                     40      Director and Principal, Mutual Securities, Inc.

------------------
(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee

SCOTT C. MCDONALD

         Mr. McDonald has served as a director of the Company since April 1999 and was appointed Chief Executive Officer in April 2002. Since May 2001, Mr. McDonald has consulted for a variety of technology companies. From December 1999 to April 2001, Mr. McDonald served as the Chief Financial and Administrative Officer at Conxion Corporation, an Internet network and intellectual property services company providing solutions for e-businesses. From 1993 to 1997, Mr. McDonald was the senior operating and financial executive at CIDCO, an innovator in advanced telephony products, serving as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary. From 1989 to 1993, Mr. McDonald was Chief Financial Officer and Vice President, Finance & Administration at Integrated Systems, Inc., a provider of embedded operating software and design automation tools. Prior to 1989, Mr. McDonald held financial management, administrative and operations positions with Computer Products, Inc., Monterey Federal Credit Union and the J.M. Smucker Company. Mr. McDonald also currently serves on the Board of Directors for Octant Technologies Inc.

DONALD L. RICH

         Mr. Rich retired from the Company on April 22, 2002 after joining the Company in November 1998 and serving as Chief Executive Officer and President since November 1998. Mr. Rich became Chairman of the Board in May 1999. Mr. Rich served as Chief Financial Officer from April 1999 to March 2001 and as Secretary from February 2000 to March 2001. From January 1997 until November 1998, Mr. Rich was self-employed as a consultant. From 1993 through 1997, Mr. Rich was Chief Executive Officer and President of Talarian Corporation, a provider of real-time infrastructure software for the enterprise and the Internet. Prior to that, he held various sales and marketing management positions at Integrated Systems, Inc. and International Business Machines Corporation. Mr. Rich holds a BS degree in Mechanical Engineering from Purdue University and an MBA from the Stanford Graduate School of Business.

PETER R. TIERNEY

         Mr. Tierney has served as a director of the Company since April 1999. He is currently Chairman of the Board and a director of MarketFirst Software Inc., a privately held business focused on delivering software and services in the emerging field of marketing automation systems, and served as its President and Chief Executive Officer from July 1998 to January 2002. During 1998 Mr. Tierney served as a consultant to Siebel Systems Corporation. From 1991 to 1997, Mr. Tierney served as Chairman, President and CEO of Inference Corporation, a leading provider of self-service and knowledge management tools for the customer service and help desk industries. Prior to his position at Inference Corporation, as senior vice president of Oracle Corporation Mr. Tierney was responsible for worldwide marketing and served as a member of the Oracle Management Committee. Earlier in his career, Mr. Tierney served as vice president of marketing and sales for Relational Technology (Ingres) Corporation and was director of marketing for the IBM Northwestern Region. Mr. Tierney also currently serves on the Board of Directors of The SoftAd Group.

ROBERT H. HAMBRECHT

         Mr. Hambrecht has served as a director of the Company since March 1998. Mr. Hambrecht was a founding partner of W.R. Hambrecht & Company, an investment banking firm, founded in January 1998, and is presently their Managing Director of Equity Capital Markets. From April 1996 through January 1998, Mr. Hambrecht was Vice President of H&Q Venture Partners, a venture capital firm. From January 1994 to March 1996, Mr. Hambrecht was employed by Unterberg Harris, an investment banking firm, most recently as an associate. Mr. Hambrecht attended Columbia University from September 1991 through December 1993 where he earned a master's degree in public administration. Mr. Hambrecht also serves on the Board of Directors of five privately-held companies.

JACK HOWARD

         Jack Howard has served as a director of Castelle since January 2001. Since 1994, Mr. Howard has been a Principal of Mutual Securities, Inc., a registered broker-dealer. Mr. Howard has served as a director of WebFinancial Corporation, a commercial and consumer lender, since 1996 and as Vice President of WebFinancial Corporation since December 1997. Mr. Howard has been a Director of Gateway Industries, Inc., a provider of database development and website design and development services, since September 1994. Mr. Howard is also a director of the following publicly held companies: Pubco Corporation, a printing supplies and construction equipment manufacturer and distributor, and US Diagnostic Inc., an operator of outpatient diagnostic imaging.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Beginning in fiscal 2002, each non-employee director of the Company will receive a quarterly retainer of $2,500 and a per meeting fee of $1,000 for each quarterly meeting of the Board. In the fiscal year ended December 31, 2001 the members of the Company's Board of Directors received no cash compensation from the Company for their services as members of the Board, but were and remain eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

         Each non-employee director of the Company receives stock option grants under the Company's 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), as amended. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code.

         Option grants under the Directors' Plan are non-discretionary. Upon initial election to the Company's board of directors, and provided such individual is not an employee, a person is granted an option to purchase 10,000 shares of Common Stock of the Company. This initial option grant vests in 24 equal installments, beginning one month after the date of grant provided that the optionee has, during the entire period prior to such vesting date, continuously served as a non-employee director of the Company. Under the terms of the Directors' Plan (as amended by the Board in February 2002), on April 1 of each year (or the next business day should such date be a legal holiday), each member of the Company's Board eligible for participation in the Directors' Plan, without further action by the Company, the Board or the shareholders of the Company, is automatically granted an option to purchase 5,000 shares of Common Stock of the Company. This annual option grant to members of the board under the Directors' Plan vest in 12 equal installments, beginning one month after the date of grant provided that the optionee has, during the entire period prior to such vesting date, continuously served as a non-employee director of the Company. Prior to the February amendment, the annual option grant was a grant of 10,000 shares of Common Stock to vest over twenty-four months. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. The term of options granted under the Directors' Plan is ten years. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, vesting is accelerated under the Directors' Plan and the option will terminate if not exercised prior to the consummation of the transaction.

         During the last fiscal year, the Company granted options covering 10,000 shares to each of Messrs. Hambrecht, Tierney and McDonald at exercise prices of $1.06 per share. In addition, Mr. Howard was granted an option covering 10,000 shares at an exercise price of $1.53 per share. The exercise prices were equal to the respective fair market values of such Common Stock on the date of grant (based upon the closing sale price reported on the Nasdaq SmallCap Market for the date of grant). As of April 23, 2002, no options had been exercised under the Directors' Plan.

COMPENSATION OF EXECUTIVE OFFICERS

Summary of Compensation

         The following table shows for the fiscal years ended December 31, 2001, 2000 and 1999, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer, Chief Financial Officer, and its four other most highly compensated executive officers at December 31, 2001 whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                                                                        COMPENSATION
                                                                   ANNUAL COMPENSATION                    AWARDS
                                                                                                        SECURITIES
NAME AND PRINCIPAL POSITION(1)            FISCAL                                                        UNDERLYING
                                           YEAR       SALARY ($)     BONUS ($)(2)     OTHER($)(3)       OPTIONS (#)
                                           ----       ----------     ------------     --------          -----------
Donald L. Rich                             2001        $202,600        $ 72,717            --              --
President, Chairman of the                 2000        $200,100        $ 94,020            --              --
Board, Chief Executive Officer             1999        $200,000        $100,000            --           200,000
and Director

Eric Chen                                  2001        $151,960        $ 41,587            --            15,000
Vice President, Engineering                2000        $137,965        $ 42,484            --            30,000
                                           1999        $120,500        $ 30,000            --            20,000

Paul Cheng                                 2001        $126,950        $ 30,002            --            25,000
Chief Financial Officer and                2000        $ 97,191        $ 26,320            --            45,000
Secretary                                  1999            --              --              --              --

Boris Elpiner                              2001        $144,350        $ 36,310            --              --
Vice President, Marketing                  2000        $135,100        $ 39,797            --              --
                                           1999        $ 90,865        $ 18,637            --            78,000

Edward J. Heinze                           2001        $ 92,600            --          $ 39,115          10,000
Vice President, Sales, Americas            2000        $ 91,139            --          $ 44,224          15,000
                                           1999        $ 79,704        $  5,253        $ 25,092          35,000

Michael Petrovich                          2001        $110,650            --          $ 81,678            --
Vice President, International              2000        $103,102            --          $ 77,881            --
Sales                                      1999        $124,499            --          $125,314          30,000

------------------
(1) Mr. Cheng joined the Company in March 2000. Mr. Elpiner joined the Company in April 1999, and he left in February 2002. Mr. Rich served as Chief Executive Officer for all of 2001 but retired as Chief Executive Officer in April 2002.

(2) Includes bonus amounts of $72,717 for Mr. Rich, $10,598 for Mr. Cheng, $12,098 for Mr. Chen and $11,949 for Mr. Elpiner for services rendered in fiscal 2001 but paid in fiscal 2002. Also includes bonus amounts of $94,020 for Mr. Rich, $14,380 for Mr. Cheng, $11,259 for Mr. Chen and $10,949 for Mr. Elpiner for services rendered in fiscal 2000 but paid in fiscal 2001.

(3) Includes commissions of $11,862 for Mr. Heinze and $23,873 for Mr. Petrovich for services rendered but not paid in fiscal 2001. Also includes commissions of $8,726 for Mr. Heinze and $3,520 for Mr. Petrovich for services rendered in fiscal 2000 but paid in fiscal 2001.

Stock Option Grants and Exercises

         The Company grants options to its executive officers under its 1988 Equity Incentive Plan. As of December 31, 2001, options to purchase a total of 1,268,885 shares were outstanding under the 1988 Equity Incentive Plan and options to purchase 253,757 shares remained available for grant thereunder. The information regarding stock options granted to named executive officers as a percentage of total options granted to employees in 2001 is based on options to purchase a total of 152,000 shares granted to employees and consultants in 2001, under the 1988 Equity Incentive Plan. Only Mr. Heinze exercised options in 2001, for a total of 2,500 shares. The Company did not grant any stock appreciation rights, restricted stock awards or stock purchase rights during 2001.

         The following tables show for the fiscal year ended December 31, 2001, certain information regarding options granted to, exercised by, and held at year-end by the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                        INDIVIDUAL GRANTS

                             NUMBER OF      PERCENTAGE OF                                       POTENTIAL REALIZABLE VALUE AT
                             SECURITIES     TOTAL OPTIONS                                       ASSUMED ANNUAL RATES OF STOCK
                             UNDERLYING       GRANTED TO                                             PRICE APPRECIATION
                              OPTIONS       EMPLOYEES IN     EXERCISE OR BASE                        FOR OPTION TERM (4)
NAME AND PRINCIPAL          GRANTED (#)    FISCAL YEAR (%)   PRICE PER SHARE     EXPIRATION
POSITION                        (1)              (2)              ($) (3)           DATE           5% ($)           10% ($)
--------                        ---              ---              -------           ----           ------           -------
Donald L. Rich                      0            --                 --               --               --               --
Eric Chen                      15,000             9.9%           $  0.68          4/11/08          $ 4,156          $ 9,687
Paul Cheng                     25,000            16.4%           $  0.68          4/11/08          $ 6,927          $16,145
Boris Elpiner                       0            --                 --               --               --               --
Edward J. Heinze               10,000             6.6%           $  0.68          4/11/08          $ 2,771          $ 6,458
Michael Petrovich                   0            --                 --               --               --               --

------------------
(1) One-fourth of the options granted to Mr. Cheng vest on April 11, 2002, and the remaining options vest monthly in equal installments over a 36-month period. One-fourth of the options granted to Mr. Heinze vest on April 11, 2002, and the remaining options vest monthly in equal increments over a 36-month period. One-fourth of the options granted to Mr. Chen vest on April 11, 2002, and the remaining options vest monthly in equal increments over a 36-month period.

(2) Based on an aggregate of 152,000 shares of Common Stock subject to options granted to employees in 2001.

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

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                      NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                     UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                             SHARES ACQUIRED        VALUE            OPTIONS AT FY-END (#)                AT FY-END ($)(1)
                             ON EXERCISE (#)     REALIZED ($)    EXERCISABLE      UNEXERCISABLE  EXERCISABLE        UNEXERCISABLE
                             ---------------     ------------    -----------      -------------  -----------        -------------
Donald L. Rich                         -                 -           500,000                0              0                  0
Eric Chen                              -                 -            57,390           42,710              0          $1,050.00
Paul Cheng                             -                 -            18,749           51,251              0          $1,750.00
Boris Elpiner                          -                 -            54,660           23,340              0                  0
Edward J. Heinze                   2,500            $1,500            33,019           36,981              0            $700.00
Michael Petrovich                      -                 -            81,457           13,543              0                  0

(1) Value of unexercised options at fiscal year-end is based on the fair market value of the Company's

         Common Stock at December 31, 2001 of $0.75 (based on the closing sale price reported on the Nasdaq SmallCap Market on that date) minus the exercise price of the option.

Employment Severance and Change of Control Agreements

         In November 1998, the Company entered into employment and severance agreements with Donald L. Rich, both of which terminated in April 2002 following Mr. Rich's decision to retire as our Chief Executive Officer. Because Mr. Rich's retirement was entirely voluntary, he will not be entitled to receive further payments under either his employment agreement or his severance agreement. For the fiscal year ending December 31, 2001, Mr. Rich received an annual base salary (including certain expense allowances) of $202,600, plus a bonus of $72,717 under his employment agreement. In addition, Mr. Rich has also been granted incentive stock option awards to purchase a total of 500,000 shares of the Company's common stock, all of which had vested as of the date of his retirement in April 2002.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
                          ON EXECUTIVE COMPENSATION(1)

         The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors. The Committee currently consists of Robert H. Hambrecht and Peter R. Tierney, neither of whom is an employee of the Company. The Committee is responsible for determining compensation policies for the Company's executive officers, including any stock-based awards to such individuals under the Company's 1988 Equity Incentive Plan. In determining executive officer compensation, the Compensation Committee considers corporate performance against the Company's objectives.

         The Compensation Committee structures executive compensation packages with two objectives: (i) to ensure that the compensation and incentives provided to the executive officers are closely aligned with the Company's financial performance and shareholder value, and (ii) to attract and retain, through a competitive compensation structure, those key executives critical to the long-term success of the Company.

         For fiscal 2001, the Company's executive compensation program included the following components: (i) base salary, (ii) options to purchase shares of Common Stock of the Company, and (iii) quarterly incentives in the form of cash bonuses.

STOCK OPTIONS

         In addressing the first objective, the Compensation Committee utilizes stock option grants to executive officers to tie a portion executive officer compensation directly to the Company's stock price performance. The Compensation Committee believes that the grant of an equity interest in the Company serves to link management interests with shareholder interests and to motivate executive officers to make decisions that are in the best interests of the Company and the shareholders. The Compensation Committee considers stock option grants to executive officers based on various factors, including (i) each officer's responsibilities, (ii) any changes in such responsibilities, (iii) past option grants and each officer's current equity interest in the Company and (iv) performance. The Company's executive officers received options to purchase Common Stock at levels ranging from zero to 25,000 shares.

BASE SALARY AND CASH BONUSES

         The second objective of the overall executive compensation policy is addressed by a salary and bonus policy which is based on (i) consideration of the salaries and total compensation of executive officers in similar positions with comparable companies in the industry (ii) the qualifications and experience of each executive officer, (iii) the Company's financial performance during the past year and (iv) each officer's performance against objectives related to their areas of responsibility. The Compensation Committee periodically reviews individual base salaries of executive officers, and adjusts salaries based on individual job performance and changes in the officer's duties and responsibilities. In making salary decisions, the Compensation Committee exercises its discretion and judgment based on these factors. No specific formula is applied to determine the weight of each factor, although the mix among the compensation elements of salary, cash incentive and stock options are biased toward stock options to emphasize the link between executive incentives and the creation of shareholder value as measured by the equity markets. Consequently, salaries and cash incentives may be in the low-range as compared to the comparable companies in the industry while stock options may be in the mid to high-range compared to comparable companies. The Chief Executive Officer provides the Compensation Committee with recommendations for individual executive officers based upon an evaluation of their performance against objectives and responsibilities. The base salaries paid to the Company's executive officers were increased in 2001 by amounts ranging zero to 31%, reflecting primarily changed responsibilities and their contributions to the Company's short- and long-term strategic objectives.

------------------

(1) This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

         The Compensation Committee believes that another key element of executive compensation should be the variable portion provided by cash incentive plans. The cash incentive portion of the executive officers' compensation is dependent primarily on the Company's quarterly financial performance and achievement of specified corporate objectives as determined by the Compensation Committee. The Company's executive officer compensation plan is designed such that if the Company meets its stated objectives, executive officers receive the cash incentive part of their compensation. If the Company performs below its stated objectives, the cash incentive portion of the executive's compensation is significantly reduced, and may be eliminated altogether if performance is below defined thresholds. A substantially smaller portion of some executives' incentive compensation is based on performance against individual objectives. At the beginning of fiscal 2001, the Compensation Committee and the Board of Directors reviewed and approved quarterly performance objectives for the Company. The actual cash bonus earned in 2001 by executive officers depended upon the extent to which the Company's objectives were achieved. As a result of the Company obtaining a certain percentage of such quarterly performance objectives, cash bonuses ranging from zero to $72,717 were paid to executive officers during fiscal 2001.

         The Compensation Committee used the same factors described above for the executive officers in determining the annual salary, stock option grant and cash incentives awarded to Donald L. Rich, who served as the Company's Chief Executive Officer in fiscal 2001. For fiscal 2001, Mr. Rich's base salary remained at $200,000 per year (plus approximately $2,600 in expense allowances paid to Mr. Rich during fiscal 2001). In addition, at the start of fiscal 2001, Mr. Rich was eligible to earn a quarterly bonus of up to a maximum of $25,000 if the Company achieved certain performance objectives outlined for Mr. Rich prior to the beginning of each quarter of fiscal 2001. As a result of the Company obtaining a certain percentage of each quarterly financial target, Mr. Rich was awarded a total cash bonus of $72,717 in fiscal 2001. Because of the amount of previous option grants to Mr. Rich, the Board did not award Mr. Rich any additional option grants during fiscal 2001.

SECTION 162(M)

         Section 162(m) of the Internal Revenue Code (the "Code"), generally imposes on the Company an annual corporate deduction limitation of $1 million on the compensation of certain executive officers. Compensation in excess of $1 million may be deducted if it is performance-based compensation within the meaning of the Code. The Committee has not yet adopted a policy with respect to the treatment of all forms of compensation under Section 162(m); however, the Compensation Committee has determined that stock options granted under the Company's 1988 Equity Incentive Plan with an exercise price at least equal to the fair market value of the Company's common stock on the date of grant should, where practicable, be treated as "performance-based compensation," and the 1988 Equity Incentive Plan contains provisions designed to allow compensation recognized by an executive officer as a result of the grant of a stock option to be deductible by the Company.

                                                  2001 COMPENSATION COMMITTEE

                                                  ROBERT H. HAMBRECHT
                                                  PETER R. TIERNEY

COMPENSATION COMMITTEE INTERLOCKS

         Mr. Hambrecht, a member of the Company's Compensation Committee, is a partner of W.R. Hambrecht & Co. ("WRH & Co."), an investment banking firm which the Company engaged in January 2001 to provide certain advisory services to the Company. As of December 31, 2001, WRH & Co. had rendered an insignificant level of services to the Company under this arrangement. See "Certain Relationships and Related Transactions-Advisory Relationship with W.R. Hambrecht & Co." set forth herein.

                     PERFORMANCE MEASUREMENT COMPARISON(2)

         The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 1996 for (i) the Company's Common Stock, (ii) the Nasdaq Stock Market Index (US Companies) and (iii) the Nasdaq Computer Manufacturer Stock Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:


                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
              AMONG CASTELLE, THE NASDAQ STOCK MARKET (U.S.) INDEX
                   AND THE NASDAQ COMPUTER MANUFACTURER INDEX

                                                                 Begin: 12/31/96
                                                                 Period 12/31/01
CASTELLE                                                         End:   12/31/01

                                   Beginning
             Transaction Closing     No. Of    Dividend    Dividend    Shares     Ending    Cum. Tot.
   Date*        Type     Price**   Shares***   per Share     Paid    Reinvested   Shares     Return
   -----        ----     -------   ---------   ---------     ----    ----------   ------     ------
   31-Dec-96   Begin         5.750      17.39                                       17.391      100.00

   31-Dec-97  Year End       2.125      17.39                                       17.391       36.96

   31-Dec-98  Year End       1.000      17.39                                       17.391       17.39

   31-Dec-99  Year End       1.875      17.39                                       17.391       32.61

   31-Dec-00  Year End       1.063      17.39                                       17.391       18.49

   31-Dec-01    End          0.750      17.39                                       17.391       13.04

* $100 Invested on 12/31/96 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.



*    Specified ending dates or ex-dividends dates.

** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.

***  'Begin Shares' based on $100 investment.

------------------
(2) This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Company's Common Stock as of April 23, 2002 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                                          BENEFICIAL OWNERSHIP (1)
                                                                          NUMBER OF      PERCENT OF
                                   BENEFICIAL OWNER                        SHARES          TOTAL
                                                                          -------          ----
         Entities Affiliated with:
         J.P. Morgan Chase & Co., Inc. (2)
         One Bush Street
         18th Floor
         San Francisco, CA 94104                                           581,626          12.3%
         WebFinancial Corporation (3)
         150 E. 52nd Street
         21st Floor
         New York, NY 10022                                                439,560           9.3%
         Eric Chen (4)                                                      73,014           1.5%
         Paul Cheng (4)                                                     31,665             *
         Boris Elpiner (4)                                                  58,700           1.2%
         Robert H. Hambrecht (4)                                            31,753             *
         Ed Heinze (4)                                                      44,997             *
         Jack Howard (3) (5)                                               727,856          14.0%
         Scott C. McDonald (4)                                              25,833             *
         Michael Petrovich (4)                                              91,249           1.9%
         Donald L. Rich (4)                                                500,000           9.5%
         Peter R. Tierney (4)                                               25,833             *
         All officers and directors as a group (10 persons) (6)          1,610,900          26.6%

------------------
*        Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 4,744,795 shares outstanding on April 23, 2002, adjusted as required by rules promulgated by the SEC.

(2) Includes 346,849 shares held by H&Q London Ventures, 60,835 shares held by H&Q Ventures IV, 1,250 shares held by Hamquist, 43,633 shares held by Hambrecht & Quist Venture Partners and 129,059 shares held by Hambrecht & Quist California. The entities named above and the entities' respective general partners, directors, executive officers, members and/or managers, as applicable, disclaim beneficial ownership of any securities other than those directly held by such person.

(3) Mr. Howard is a director of WebFinancial Corporation. Mr. Howard disclaims beneficial ownership of the shares of the Company's common stock held by WebFinancial Corporation, except to the extent of his proportionate interest therein.

(4) Includes shares of Common Stock subject to options exercisable within 60 days of April 23, 2002 as follows: 68,014 for Mr. Chen, 31,665 for Mr. Cheng, 57,576 for Mr. Elpiner, 25,833 for Mr. Hambrecht, 42,497 for Mr. Heinze, 25,833 for Mr. McDonald, 86,249 for Mr. Petrovich, 500,000 for Mr. Rich and 25,833 for Mr. Tierney.

(5) Of the shares listed, 154,565 shares are held in individual retirement accounts or pension trusts established for the benefit of Mr. Howard, 106,065 shares are held in joint tenancy by Mr. Howard and his wife, Kathy, and 16,000 shares are owned directly by JL Howard Inc., a private corporation all of whose voting stock is held by Mr. and Mrs. Howard in joint tenancy. An additional 5,000 shares are held by Mrs. Howard through an individual retirement account established for her benefit. Mr. and Mrs. Howard, each acting alone, have the power to vote and dispose of shares held by either in joint tenancy. Also includes 6,666 shares of Common Stock subject to options held in Mr. Howard's name solely exercisable within 60 days of April 23, 2002 and 439,560 shares held by WebFinancial Corporation - see footnote 3 above.

(6)      Includes the information reflected in the notes above, as applicable.

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

ADVISORY RELATIONSHIP WITH W.R. HAMBRECHT & CO.

         In January 2001, the Company engaged W.R. Hambrecht & Co. ("WRH & Co."), an investment bank in which Mr. Hambrecht, a director of the Company, is a partner, to provide certain financial advisory services to the Company. As of December 31, 2001, WRH & Co. had rendered an insignificant level of services to the Company under this arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, an amended, the Registrant has duly caused this amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2002.

                              By:      /S/ SCOTT C. MCDONALD
                                 -----------------------------------------------
                                       SCOTT C. MCDONALD
                                       Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                                                              TITLE                                              DATE
----                                                              -----                                              ----
/S/ SCOTT C. MCDONALD                 Director, Chief Executive Officer,                                        April 29, 2002
-----------------------------------   President (principal executive officer)
SCOTT C. MCDONALD

/S/ DONALD L. RICH                    Chairman of the Board and Director                                        April 29, 2002
-----------------------------------
 DONALD L. RICH

/S/ PAUL CHENG                        Vice President, Finance and Administration, Chief Financial Officer       April 29, 2002
-----------------------------------   (principal accounting officer), Secretary
PAUL CHENG

/S/ PETER R. TIERNEY                  Director                                                                  April 25, 2002
-----------------------------------
PETER R. TIERNEY

/S/ ROBERT H. HAMBRECHT               Director                                                                  April 26, 2002
---------------------------
ROBERT H. HAMBRECHT
