Form 10-Q
period 2002-03-31
CASTELLE \CA\
filed 2002-05-14
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of Common Stock outstanding as of May 7, 2002 was 4,744,795.

                                    CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            PAGE

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS                                     2

PART I.    FINANCIAL INFORMATION

 Item 1.   Consolidated Financial Statements:

           Consolidated Balance Sheets                                         3

           Consolidated Statements of Income                                   4

           Consolidated Statements of Cash Flows                               5

           Notes to Consolidated Financial Statements                          6

 Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11

 Item 3    Quantitative and Qualitative Disclosures About Market Risk         14


PART II.   OTHER INFORMATION

 Item 1.   Legal Proceedings                                                  15

 Item 2.   Changes in Securities and Use of Proceeds                          15

 Item 3.   Defaults Upon Senior Securities                                    15

 Item 4.   Submission of Matters to a Vote of Security Holders                15

 Item 5.   Other Information                                                  15

 Item 6.   Exhibits and Reports on Form 8-K                                   23

           Signatures                                                         24

           Exhibit 10.1 - Employment Agreement Between the Company
                          and Scott C. McDonald                              E-1

           Exhibit 10.2 - Executive Severance and Transition Benefits Agreement
                          between the Company and Scott C. McDonald          E-5

           Exhibit 99.1 - Press Release dated May 1, 2002                   E-15

           Reports on Form 8-K - Retirement of Donald L. Rich and Appointment
                             of Scott C. McDonald as CEO dated April 22, 2002


                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties. The Company's operating results may vary significantly from quarter to quarter due to a variety of factors, including changes in the Company's product and customer mix, constraints in the Company's manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by the Company or its competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures and economic conditions in the United States, Europe and Asia. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Unless the context otherwise requires, references in this Form 10-Q to "we," "us," or the "Company" refer to Castelle. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the risks and uncertainties discussed herein, as well as other risks set forth under the caption "Risk Factors" below and in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                    CASTELLE
                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                                      March 31, 2002         December 31, 2001

                                                                  ----------------------   --------------------
Assets:
   Current assets:
     Cash and cash equivalents                                             $   4,462               $  4,568
     Accounts receivable, net of allowance for doubtful accounts
        of $224 in 2002 and $206 in 2001                                         758                    680
     Inventories, net                                                            774                    926
     Prepaid expense and other current assets                                    116                    130
                                                                  ----------------------   --------------------
        Total current assets                                                   6,110                  6,304
   Property, plant & equipment, net                                              546                    598
   Other non-current assets                                                      108                    108
                                                                  ----------------------   --------------------
        Total assets                                                        $  6,764               $  7,010
                                                                  ======================   ====================

Liabilities & Shareholders' Equity:
   Current liabilities:
     Long-term debt, current portion                                        $     18                $    18
     Accounts payable                                                            138                    280
     Accrued liabilities                                                       2,314                  2,446
                                                                  ----------------------   --------------------
        Total current liabilities                                              2,470                  2,744
         Long term debt, net of current portion                                   60                     64
                                                                  ----------------------   --------------------
        Total liabilities                                                      2,530                  2,808
                                                                  ----------------------   --------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding: 4,745                                         28,976                 28,977
     Deferred compensation                                                          -                    (1)
     Accumulated deficit                                                     (24,742)               (24,774)
                                                                  ----------------------   --------------------
        Total shareholders' equity                                             4,234                  4,202
                                                                  ----------------------   --------------------
        Total liabilities & shareholders' equity                            $  6,764               $  7,010
                                                                  ======================   ====================

          See accompanying notes to consolidated financial statements.

                                    CASTELLE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                                 Three months ended
                                                                        ......................................
                                                                          March 31, 2002      March 30, 2001
                                                                        -----------------   ------------------

     Net sales                                                                $ 2,368              $ 2,293
     Cost of sales                                                                777                  698
                                                                        -----------------   ------------------
         Gross profit                                                           1,591                1,595
                                                                        -----------------   ------------------

     Operating expenses:
         Research and development                                                 413                  385
         Sales and marketing                                                      763                1,070
         General and administrative                                               404                  444
         Restructuring charges                                                      -                  180
                                                                        -----------------   ------------------
            Total operating expenses                                            1,580                2,079
                                                                        -----------------   ------------------
     Income/(loss) from operations                                                 11                (484)

         Interest income, net                                                      10                   33
         Other income, net                                                         11                   43
                                                                        -----------------   ------------------
     Income/(loss) before provision for income taxes                               32                (408)
         Provision for income taxes                                                 -                    -
                                                                        -----------------   ------------------
     Net income/(loss)                                                           $ 32              $ (408)
                                                                        =================   ==================

     Earnings per share:
        Net income/(loss) per common share - basic                             $ 0.01             $ (0.09)
        Shares used in per share calculation - basic                            4,745                4,741

        Net income/(loss) per common share - diluted                           $ 0.01             $ (0.09)
        Shares used in per share calculation - diluted                          4,774                4,741

         See accompanying notes to consolidated financial statements..

                                    CASTELLE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                            Three months ended
                                                                   ......................................
                                                                     March 31, 2002      March 30, 2001
                                                                   -----------------   ------------------
Cash flows from operating activities:
   Net income (loss)                                                      $    32             $  (408)
   Adjustment to reconcile net income (loss) to net cash
    provided by/(used in) operating activities:
     Depreciation and amortization                                             54                  64
     Provision for doubtful accounts and sales returns                        111                 134
     Provision for excess and obsolete inventory                             ( 50)                 72
     Compensation expense related to grant of stock options                    -                    4
     Loss on disposal of fixed assets                                           1                   -
     Changes in assets and liabilities:
      Accounts receivable                                                    (189)                652
      Inventories                                                             202                (222)
      Prepaid expenses and other current assets                                14                 (20)
      Accounts payable                                                       (142)               (491)
      Accrued liabilities                                                    (132)               (176)
      Decrease in other assets                                                  -                   2
                                                                   -----------------   ------------------
        Net cash used in operating activities                                 (99)               (389)
                                                                   -----------------   ------------------

Cash flows from investing activities:
   Return of restricted cash                                                    -                 125
   Acquisition of property, plant and equipment                                (3)                (56)
                                                                   -----------------   ------------------
           Net cash provided by/(used in) investing activities                 (3)                 69
                                                                   -----------------   ------------------

Cash flows from financing activities:
   Repayment of long-term debt                                                 (4)                (2)
                                                                   -----------------   ------------------
        Net cash used in financing activities                                  (4)                (2)
                                                                   -----------------   ------------------


Net decrease in cash and cash equivalents                                    (106)               (322)

Cash and cash equivalents at beginning of period                            4,568               3,893
                                                                   -----------------   ------------------
Cash and cash equivalents at end of period                               $  4,462            $  3,571
                                                                   =================   ==================

          See accompanying notes to consolidated financial statements.

                                    CASTELLE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation and Significant Accounting Policies:
         ----------------------------------------------------------

     The accompanying unaudited consolidated financial statements include the accounts of Castelle and its wholly-owned subsidiaries in the United Kingdom and the Netherlands, and have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. The results of operations for the interim period presented are not necessarily indicative of the results for the year ending December 31, 2001. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K and Form 10-K/A for the fiscal year-ended December 31, 2001. The year ended condensed balance sheet data was derived from our audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The income statements for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire year. Prior year amounts have been reclassified to conform with current presentation.

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

     The Company believes that its existing cash balances, anticipated cash flows from operations and available lines of credit will be sufficient to meet its anticipated capital requirements for the next 12 months. However, a decline in future orders and revenues might require us to seek additional capital to meet our working capital needs during or beyond the next twelve months if we are unable to reduce expenses to the degree necessary to avoid incurring losses. If we have a need for additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's existing and new products, if any, and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to our shareholders.

     In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition.

     Revenue Recognition

     Castelle recognizes revenue based on the provisions of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" and Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists".

     Product revenue is recognized upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivables is probable and product returns are reasonably estimable. Shipment generally occurs when product is delivered to a common carrier.

     The Company enters into agreements with certain of its distributors which permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. Customers who purchase the Company's products directly from Castelle also have limited return rights, which expire thirty days from the date of product shipment. Revenues subject to stock rotation rights are reduced by management's estimates of anticipated exchanges. Castelle establishes its returns allowance policy for distributors based on historic return rates from these distributors.

     Pursuant to the Company's distributor agreements, the Company also protects its distributors' exposure related to the impact of price reductions. Price adjustments are recorded at the time products are shipped. Castelle estimates the impact of price reductions based on historical data from these distributors.

     The Company recognizes revenue from the sale of extended warranty contracts ratably over the period of the contracts.

     Castelle recognizes royalty on the sale of LANpress products by a Japanese distributor. Royalty is not recognized as revenue until the products are sold by the distributor.

     Provisions for estimated warranty costs are recorded at the time products are shipped.


2.       Accounting Changes

     Effective January 1, 2002, Castelle has redefined its fiscal quarter and year end for financial reporting purposes to conform with calendar month ends, i.e., ending on March 31, June 30, September 30 and December 31. Previously, Castelle set its fiscal quarter as ending on the Friday of the thirteenth week into the quarter. Castelle believes that the financial numbers presented below have no significant impact for comparative purposes due to this change.

     Effective January 1, 2002, Castelle implemented Emerging Issues Task Force No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF 01-09"), which requires that consideration paid by a vendor to a reseller should be classified on the vendor's income statement as a reduction of sales unless an identifiable benefit can be matched to the consideration, the benefit can be valued and the consideration does not exceed such value. Since Castelle was unable to clearly separate the benefits received from certain marketing development funds it paid to its resellers, these costs have been reclassified as a reduction of sales, and financial statements for prior periods presented for comparative purposes has been reclassified to comply with the new accounting standard. The effect of the implementation of this new accounting standard was a reduction of sales of $88,000 and $56,000 in the first fiscal quarters of 2002 and 2001, respectively, with an equivalent reduction in operating expenses. The new accounting standard has no impact on the Company's operating margin, net income or earnings per share. The table below reflects the impact of this new accounting standard on fiscal 2001 revenues.

                                             2001 SALES - RESTATED FOR EITF 01-09
                                                  (in thousands, unaudited)
                                                        QUARTER ENDED
                                Mar 30         Jun 29        Sep 28        Dec 31        TOTAL YEAR
                           -------------   ------------  ------------  ------------  ----------------
Sales:
     Original                  $2,349         $2,370         $2,559        $2,342            $9,620
     Restated                  $2,293         $2,313         $2,500        $2,248            $9,354
     Difference                  ($56)          ($57)          ($59)         ($94)            ($266)



3.   Net Income/(Loss) Per Share:

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

     Basic and diluted earnings per share are calculated as follows for first quarters of fiscal 2002 and 2001:

                                                                             (in thousands,
                                                                       except per share amounts)
                                                                              (unaudited)
                                                                .........................................
                                                                   March 31, 2002      March 30, 2001
                                                                ----------------------------------------
  Basic:
     Weighted average common shares outstanding                           4,745               4,741
                                                             =========================================
     Net income/(loss)                                                   $   32            $  (408)
                                                             =========================================
     Net income/(loss) per common share - basic                          $ 0.01            $ (0.09)
                                                             =========================================

  Diluted:
     Weighted average common shares outstanding                           4,745               4,741
     Common equivalent shares from stock options                             29                   -
                                                             -----------------------------------------
     Shares used in per share calculation - diluted                       4,774               4,741
                                                             =========================================
     Net income/(loss)                                                   $   32            $  (408)
                                                             =========================================
     Net income/(loss) per common share - diluted                        $ 0.01            $ (0.09)
                                                             =========================================

     The calculation of diluted shares outstanding excludes 1,235,000 and 1,314,000 shares of common stock issuable upon exercise of outstanding stock options at March 31, 2002 and March 30, 2001, respectively, as their effect was antidilutive in the periods.

4.       Inventories:
         ------------

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of reserves for excess and obsolete inventory. Inventory details are as follows:






                                                          (in thousands)
                                                           (unaudited)
                                          ...............................................
                                                  March 31, 2002 December 31, 2001
                                          ----------------------- -----------------------
  Raw material                                       $  220                  $  295
  Work in process                                       171                     182
  Finished goods                                        832                     978
  Inventory Reserve                                    (449)                   (529)
                                        -----------------------------------------------
          Total Inventory, net                       $  774                  $  926
                                        ===============================================


5.       Segmental Disclosure:

     The Company has determined that it operates in one segment. Revenues by geographic area are determined by the location of the end user and are summarized as follows (in thousands):


                                 (in thousands)
                                                              (unaudited)
                                               ..........................................
                                                      March 31, 2002 March 30, 2001
                                               ------------------------------------------
  North America                                       $  1,978             $  1,842
  Europe                                                   232                  319
  Pacific Rim                                              158                  132
                                            -------------------------------------------
       Total Revenue                                  $  2,368              $ 2,293
                                            ===========================================


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

7.       New accounting pronouncements:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 has not had a significant impact on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS 142 has not had a significant impact on the Company's financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The adoption of SFAS 144 has not had a significant impact on the Company's financial statements.

     In November 2001, the Emerging Issues Task Force ("EITF") reached consensus on EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, "Accounting for Certain Sales Incentives", EITF No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future", and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 01-09 presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is the Company's first quarter ended March 31, 2002. Upon adoption, the Company is required to reclassify all prior period amounts to conform to the current period presentation. The Company has implemented this accounting standard in its fiscal quarter ended March 31, 2002 and has restated its prior year numbers for comparative purposes (see Note 2).

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the "Special Note on Forward-Looking Statements" at the front on this Form 10-Q. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2001.


Critical Accounting Policies

Castelle's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Castelle include revenue recognition; credit, collection and allowances for doubtful accounts and inventories and related allowance for obsolete and excess inventory, which are discussed in more details under the caption "Critical Accounting Policies" in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2001.


Consolidated Statements of Income - As a Percentage of Net Sales

                                                                           (unaudited)
                                                                        THREE MONTHS ENDED
                                                               ......................................
                                                                 March 31, 2002      March 30, 2001
                                                               ------------------  ------------------

Net sales                                                                100%                100%
Cost of sales                                                             33%                 30%
                                                               ------------------  ------------------
    Gross profit                                                          67%                 70%
                                                               ------------------  ------------------

Operating expenses:
    Research and development                                              17%                 17%
    Sales and marketing                                                   32%                 47%
    General and administrative                                            17%                 19%
    Restructuring charges                                                --                    8%
                                                               ------------------  ------------------
       Total operating expense                                            66%                 91%
Income/(loss) from operations                                             *                  (21%)
    Interest income, net                                                  *                   1%
    Other income, net                                                     *                   2%
                                                               ------------------  ------------------
Income/(loss) before provision for income taxes                           1%                 (18%)
    Provision for income taxes                                           --                   *
                                                               ------------------  ------------------
Net Income/(loss)                                                         1%                 (18%)
                                                               ==================  ==================

         * Less than 1%

Results of Operations

     Net Sales

              Net sales for the first quarter of fiscal 2002 were $2.4 million, as compared to $2.3 million for the same period in fiscal 2001. This moderate increase was primarily attributable to an increase in shipments of our products to domestic channels of $130,000, offset partially by a decrease in shipments to the international regions of $55,000.

              Sales in the first quarter of fiscal 2002 reflected the implementation of the new accounting rule, EITF No. 01-09, related to the classification of certain marketing development funds as reductions to revenue rather than as operating expenses. The effect of this change to sales was a reduction of $88,000 and $56,000 in the first quarters of fiscal 2002 and 2001, respectively, with a corresponding reduction in operating expenses.

              Domestic sales in the first quarter of fiscal 2002 were $2.0 million as compared to $1.8 million for the same period in fiscal 2001, representing 83% and 80%, respectively, of total net sales. Shipments of both of our fax server products and print server products in the first quarter of fiscal 2002 increased slightly over the same period last year.

              International sales in the first quarter of fiscal 2002 were $390,000 as compared to $451,000 for the same period in fiscal 2001, representing 17% and 20%, respectively, of total net sales. The shortfall was primarily due to lower sales of our fax server products to the European channels.

     Cost of Sales; Gross Profit

          Gross profit was $1.6 million, or 67% of net sales, for the first quarter of fiscal 2002, as compared to $1.6 million, or 70% of net sales for the same period in fiscal 2001. The lower gross profit percentage in the first quarter of fiscal 2002 was primarily due to the mix of products sold at a slightly lower average selling price. The change in gross profit percentage due to the implementation of EITF No. 01-09 was a reduction of 1.2% and 0.7% in the first quarters of fiscal 2002 and 2001, respectively.

     Research & Development

              Research and product development expenses were $413,000 or 17% of net sales for the first quarter of fiscal 2002, as compared to $385,000 or 17% of net sales for the same period in fiscal 2001. The increase was primarily due to an increase in compensation of $94,000 due to additional personnel, offset in part by a decrease in outside consulting and other office expenses of $62,000.

     Sales & Marketing

              Sales and marketing expenses were $763,000 or 32% of net sales for the first quarter of fiscal 2002 as compared to $1.1 million or 47% of net sales for the same period in fiscal 2001. Sales and marketing expenses in the first quarters of fiscal 2002 and 2001 have been reduced by $88,000 and $56,000 due to the implementation of EITF 01-09. The other reduction in sales and marketing expenses were primarily associated with a decrease in compensation expenses of $121,000 and a decrease in advertising and promotion expenses of $119,000.

     General & Administrative

              General and administrative expenses were $404,000 or 17% of net sales for the first quarter of fiscal 2002, as compared to $444,000 or 19% of net sales for the first quarter of fiscal 2001. The lower general and administrative expenses were largely attributable to a decrease in employee compensation of $43,000 and provision for doubtful accounts of $34,000, offset partially by an increase in legal and accounting fees of $25,000.

     Restructuring

          In response to the continuing economic slowdown and decrease in demand for our products, we terminated 17 regular, temporary and contractor positions in April 2001, which constituted approximately 25% of our workforce. This action resulted in a severance charge of $239,000 in fiscal 2001 of which $180,000 was incurred in the first quarter. The restructuring included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California. As of March 31, 2002, remaining restructuring costs were $40,000. The movement of the reserve balance from $89,000 at December 31, 2001 was primarily due to cash payments against severance of $36,000 and other costs of $13,000. The Company believes that these costs will be incurred during fiscal 2002.


Liquidity and Capital Resources

         As of March 30, 2002, we had approximately $4.5 million of cash and cash equivalents, an increase of $891,000 from March 31, 2001 and a decrease of $106,000 from December 31, 2001. The increase in cash and cash equivalents from March 30, 2001 was mostly attributable to operating cash inflows of $933,000 from improved collection of outstanding balances owed to us by our customers, reduced inventory to meet the current revenue projections, offset in part by more timely payments to our vendors. The decrease of cash and cash equivalents from December 31, 2001 was mainly due to cash used in operating activities of $99,000. Working capital of $3.6 million at March 31, 2002 was consistent with the balance at March 30, 2001 and December 31, 2001.

         In August 2000, we entered into a lease for a new facility in Morgan Hill, California and relocated our corporate headquarters in December 2000 after our former lease at the Santa Clara, California location expired at the same time. The lease on the Morgan Hill facility has a term of five years, expiring in December 2005, with one conditional three-year option, which if exercised would extend the lease to December 2008 commencing with rent at ninety-five percent of fair market value. As of March 31, 2002, the future minimum payments under the lease were $979,000.

         In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan is subject to interest of 12.8% and is repayable by December 2006. As of March 31, 2002, the aggregate value of future minimum payments was $81,000.

         In April 2001, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $25,000. This loan is subject to interest of 12.5% and is repayable by April 2004. As of March 31, 2002, the aggregate value of future minimum payments was $20,000.

         In addition to the commitments shown above, we have a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2003, pursuant to which we may borrow 100% against pledges of cash at the bank's prime rate. Borrowings under this line of credit agreement are collateralized by all of our assets. We are in compliance with the terms of the agreement, and as of March 31, 2002, had no borrowings under the line of credit.

         As of March 31, 2002, net accounts receivable were $758,000, slightly higher than the balance as of December 31, 2001 of $680,000. The increase in net accounts receivable was primarily attributed to higher sales at the end of the first quarter of fiscal 2002.

         Net inventories as of March 31, 2002 were $774,000, as compared to the balance of $926,000 as of December 31, 2001. The reduction in inventory was mainly due to more components being used up in production as compared to purchases in the same period. Inventory turnover for the first fiscal quarter of 2002 improved to an equivalent of 4.0 turns per year from 3.4 turns per year in the prior quarter.

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


ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2002. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements; therefore we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market account or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment. However, sharp declines in interest rates could seriously harm interest earnings on this account. The Company believes that there have been no material changes in the reported market risks faced by the Company since the fiscal year ended December 31, 2001. These and other risk factors are discussed below under the caption "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2001 under the section "Risk Factors".

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         The Company has been contacted by a third party claiming that the Company needs to obtain licenses of certain patents held by that party for certain of the Company's fax server products. The Company is continuing to assess the validity and strength of the claims, believes it has adequate legal defenses and that the ultimate outcome of any possible action will not have a material effect on the Company's financial position, results of operations or cash flows although there can be no assurance as to the outcome of any possible litigation.



ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.    OTHER INFORMATION


                                  RISK FACTORS

         The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company's business operations. If any of the following risks or such other risks actually occur, our business could be adversely affected.

Fluctuations in Operating Results

         The Company's revenue and operating results have fluctuated in the past and the Company's future revenues and operating results are likely to fluctuate significantly in the future, particularly on a quarterly basis.

         The Company's operating results may vary significantly from quarter to quarter due to a variety of factors, some of which are outside the control of the Company, including changes in the Company's product and customer mix, constraints in the Company's manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by the Company or its competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures and economic conditions in the United States, Europe and Asia. The Company's sales will often reflect orders shipped in the same quarter in which they are received. The Company's backlog at any given time is not necessarily indicative of actual sales for any succeeding period. In addition, significant portions of the Company's expenses are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts. Therefore, if the Company inaccurately forecasts demand for its products, the impact on net income may be magnified by the Company's inability to adjust spending quickly enough to compensate for the net sales shortfall.

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

History of Losses; Accumulated Deficit

         The Company has experienced significant operating losses and, as of March 31, 2002, had an accumulated deficit of $24.7 million. The development and marketing by the Company of its current and new products will continue to require substantial expenditures. There can be no assurance that growth in net sales or profitability will be achieved or sustained in future years. Related risk factors are discussed elsewhere in the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2001.

Nasdaq SmallCap Listing; Risk associated with Limited Market

         The Company's Common Stock has been listed on the Nasdaq SmallCap Market since April 1999. In order to maintain it's listing on the Nasdaq SmallCap Market, the Company must maintain total assets, capital and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. If the Company fails to maintain the standard necessary to be quoted on the Nasdaq SmallCap Market, the Company's Common Stock could become subject to delisting. On March 12, 2002, the Company received a notice from the Nasdaq Stock Market that its common stock had failed to maintain the minimum bid price of $1.00 per share required for continued listing on the Nasdaq SmallCap Market. If the Company's common stock fails to meet the $1.00 bid price per share for a minimum of ten consecutive trading days prior to September 9, 2002, the Company's Common Stock will be delisted from the Nasdaq SmallCap Market. If the Common Stock is delisted, trading in the Common Stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a shareholder will find it more difficult to dispose of the Common Stock or to obtain accurate quotations as to the price of the Common Stock. Lack of any active trading market would have an adverse effect on a shareholder's ability to liquidate an investment in the Company's Common Stock easily and quickly at a reasonable price. It might also contribute to volatility in the market price of the Company's Common Stock and could adversely affect the Company's ability to raise additional equity or debt financing on acceptable terms or at all. Failure to obtain desired financing on acceptable terms could adversely affect the Company's business, financial condition and results of operations.

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

         On April 22, 2002, the Company announced the retirement of Donald L. Rich, 60, from the CEO post he has held since November of 1998. Scott C. McDonald, 48, a member of the Board of Directors since April of 1999 will assume the CEO position and continue to serve on the Board. Donald L. Rich will continue on as Chairman of the Board, a post he has held since May 1999 and will stay active with the Company in that role.

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

International Sales

         Sales to customers located outside Canada and the United States accounted for approximately 20%, 25% and 31% of the Company's net sales in fiscal 2001, 2000 and 1999, respectively. The Company sells its products in approximately 40 foreign countries through approximately 50 international distributors. Macnica, the Company's principal Japanese distributor, accounted for approximately 46%, 60% and 60% of the Company's international sales in fiscal 2001, 2000 and 1999, respectively, and 10%, 15% and 18% of the Company's total net sales in fiscal 2001, 2000 and 1999, respectively. The Company expects that international sales will continue to represent a significant portion of the Company's product revenues and that the Company will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. There can be no assurance that the Company will not experience difficulties resulting from changes in foreign laws relating to the export of its products in the future. In addition, because the Company primarily invoices its foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for the Company's products by causing its prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on the Company's international sales and a resulting material adverse effect on the Company's business, operating results and financial condition. In fiscal 2001, the Company consolidated its operations in the United Kingdom and entered into an agreement with a distributor to service the region. In addition, the Company entered into a separate agreement in fiscal 2001 with a Japanese distributor to sell the Company's LANpress products in Japan, from which the Company is entitled to receive a royalty on sales of these products. The Company may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. There can be no assurance that the Company will be able to maintain the level of international sales in the future. Any fluctuations in international sales will greatly affect the Company's operating results and financial condition.

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

Product Transition; Risk of Product Returns and Inventory Obsolescence

         From time to time, the Company may announce new products, product versions, capabilities or technologies that have the potential to replace or shorten the life cycles of existing products. The release of a new product or product version may result in the write-down of products in inventory if such inventory becomes obsolete. The Company has in the past experienced increased returns of a particular product version following the announcement of a planned release of a new version of that product. There can be no assurance that product returns will not exceed the Company's allowance for such returns in the future and will not have a material adverse effect on the Company's business, operating results and financial condition.

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


Dependence on Third-Party Suppliers and Subcontractors

         The Company's products incorporate or require components or sub-assemblies procured from third-party suppliers. Certain of these components or sub-assemblies are available only from a single source, and others are available only from limited sources. Certain key components of the Company's products, including a modem chip set from Conexant Systems, Inc. ("Conexant") and a microprocessor from Motorola, Inc. ("Motorola"), are currently available from single sources. Other product components are currently available from only a limited number of sources. In addition, the Company subcontracts a substantial portion of its manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support the manufacturing requirements of the Company. Other than an agreement with Sercomm Corporation to manufacture certain print server products, the Company does not have material long-term supply contracts with third parties or any other sole or limited source vendors and subcontractors. The Company purchases components or sub-assemblies on a purchase order basis. The Company's ability to obtain these components and sub-assemblies is dependent upon its ability to accurately forecast customer demand for its products and to anticipate shortages of critical components or sub-assemblies created by competing demands upon suppliers. If the Company were unable to obtain a sufficient supply of high-quality components or sub-assemblies from its current sources, the Company could experience delays in obtaining such components or sub-assemblies from other sources. Resulting delays or reductions in product shipments could adversely affect the Company's business, operating results and financial condition and damage customer relationships. Furthermore, a significant increase in the price of one or more of these components or sub-assemblies or the Company's inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect the Company's business, operating results and financial condition.

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

Future Capital Requirements

         The development and marketing of products requires significant amounts of capital. The Company believes that its existing cash balances, anticipated cash flows from operations and available lines of credit will be sufficient to meet its anticipated capital requirements for the next 12 months. However, a decline in future orders and revenues might require us to seek additional capital to meet our working capital needs during or beyond the next twelve months if we are unable to reduce expenses to the degree necessary to avoid incurring losses. If we have a need for additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's existing and new products and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to our shareholders. Related risk factors are discussed elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2001.

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

Voting Control by Officers, Directors and Affiliates

     At March 15, 2002, the Company's officers and directors and their affiliates beneficially owned approximately 29% of the outstanding shares of Common Stock. Accordingly, together they had the ability to significantly influence the election of the Company's directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        10.1*    Employment agreement between the Company and Scott C. McDonald.

        10.2* Executive Severance and Transition Benefits Agreement between the Company and Scott C. McDonald.

        99.1     Press Release dated May 1, 2002.



(b)      Reports on Form 8-K

                  The Company filed a Form 8-K Report dated April 22, 2002, reporting the retirement of Donald L. Rich and the appointment of Scott C. McDonald as CEO.

------------------

     * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Scott C. McDonald                                   Date: May 14, 2002
      Scott C. McDonald
      Chief Executive Officer and President
      (Principal Executive Officer)

By:   /s/ Paul Cheng                                          Date: May 14, 2002
      Paul Cheng
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial and Chief Accounting Officer)
      Secretary