Form 10-Q
period 2002-06-30
CASTELLE \CA\
filed 2002-08-13
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

               855 Jarvis Drive, Suite 100, Morgan Hill, CA 95037
          (Address of principal executive offices, including zip code)

                                 (408) 852-8000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of the Registrant's Common Stock outstanding as of August 2, 2002 was 4,754,795.

                                   CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                          PAGE

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS                                  2

PART I.  FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements:                      3

          Condensed Consolidated Balance Sheets                             3

          Condensed Consolidated Statements of Operations                   4

          Condensed Consolidated Statements of Cash Flows                   5

          Notes to Condensed Consolidated Financial Statements              6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11

 Item 3.  Quantitative and Qualitative Disclosure About Market Risk        22

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                                23

 Item 2.  Changes in Securities and Use of Proceeds                        23

 Item 3.  Defaults Upon Senior Securities                                  23

 Item 4.  Submission of Matters to a Vote of Security Holders              23

 Item 5.  Other Information                                                23

 Item 6.  Exhibits and Reports on Form 8-K                                 23

Signatures                                                                 24

Exhibit 99.1 - Certification pursuant to Section 906 of the Public
               Company Accounting Reform and Investor Protection
               Act of 2002 (18 U.S.C.ss. 1350, as adopted)                 E-1

Exhibit 99.2 - Press Release dated July 29, 2002                           E-2

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    CASTELLE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                                     June 30, 2002    December 31, 2001
                                                                     -------------    -----------------
  Assets:
     Current assets:
       Cash and cash equivalents                                       $    4,311         $    4,568
       Accounts receivable, net of allowances for doubtful
           accounts of $189 in 2002 and $206 in 2001                          649                680
       Inventories, net                                                       842                926
       Prepaid expense and other current assets                               121                130
                                                                       ----------         ----------
          Total current assets                                              5,923              6,304
     Property, plant & equipment, net                                         510                598
     Other assets, net                                                        108                108
                                                                       ----------         ----------
          Total assets                                                 $    6,541         $    7,010
                                                                       ==========         ==========

  Liabilities and Shareholders' Equity:
     Current liabilities:
       Long-term debt, current portion                                 $       19         $       18
       Accounts payable                                                       149                280
       Accrued liabilities                                                  2,019              2,446
                                                                       ----------         ----------
          Total current liabilities                                         2,187              2,744
       Long-term debt, net of current portion                                  55                 64
                                                                       ----------         ----------
          Total liabilities                                                 2,242              2,808

     Shareholders' equity:
       Common stock, no par value:
          Authorized: 25,000 shares
          Issued and outstanding: 4,755 and 4,745, respectively            28,980             28,977
       Deferred compensation                                                   (1)                (1)
       Accumulated deficit                                                (24,680)           (24,774)
                                                                       ----------         ----------
          Total shareholders' equity                                        4,299              4,202
                                                                       ----------         ----------
          Total liabilities and shareholders' equity                   $    6,541         $    7,010
                                                                       ==========         ==========

     See accompanying notes to condensed consolidated financial statements.

                                 CASTELLE
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                                (Unaudited)

                                                         Three months ended                  Six months ended
                                                    ------------------------------    -------------------------------
                                                    June 30, 2002    June 29, 2001    June 30, 2002    June 29, 2001
                                                    -------------    -------------    -------------    -------------
Net sales                                           $       2,261    $       2,313    $       4,629    $       4,606
Cost of sales                                                 669              842            1,446            1,540
                                                    -------------    -------------    -------------    -------------
    Gross profit                                            1,592            1,471            3,183            3,066
                                                    -------------    -------------    -------------    -------------

Operating expenses:
    Research and development                                  349              481              762              866
    Sales and marketing                                       780              982            1,543            2,052
    General and administrative                                450              255              854              699
    Restructuring charges                                     (40)              58              (40)             238
                                                    -------------    -------------    -------------    -------------
       Total operating expenses                             1,539            1,776            3,119            3,855
                                                    -------------    -------------    -------------    -------------
Income (loss) from operations                                  53             (305)              64             (789)

    Interest income, net                                       12               25               22               58
    Other income (expense), net                                (3)              12                8               55
                                                    -------------    -------------    -------------    -------------
Income (loss) before provision for income taxes                62             (268)              94             (676)
    Provision for income taxes                                 --               --               --               --
                                                    -------------    -------------    -------------    -------------
Net income (loss)                                   $          62    $        (268)   $          94    $        (676)
                                                    =============    =============    =============    =============


Income (loss) per share:
   Net income (loss) per common share - basic       $        0.01    $       (0.06)   $        0.02    $       (0.14)
   Shares used in per share calculation - basic             4,749            4,744            4,747            4,742
   Net income (loss) per common share - diluted     $        0.01    $       (0.06)   $        0.02    $       (0.14)
   Shares used in per share calculation - diluted           4,765            4,744            4,769            4,742

     See accompanying notes to condensed consolidated financial statements.

                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                        Six months ended
                                                                 -------------------------------
                                                                 June 30, 2002     June 29, 2001
                                                                 -------------     -------------
Cash flows from operating activities:
   Net income (loss)                                             $          94     $        (676)
   Adjustment to reconcile net income (loss) to net cash used in operating activities:
     Loss on disposal of fixed assets                                        1                 9
     Depreciation and amortization                                         108               144
     Provision for doubtful accounts and sales returns                      81                52
     Provision for excess and obsolete inventory                           (79)               89
     Compensation expense related to grant of stock options                 --                 4
     Changes in assets and liabilities:
      Accounts receivable                                                  (50)              839
      Inventories                                                          163              (313)
      Prepaid expenses and other current assets                              9              (161)
      Other assets                                                          --                 9
      Accounts payable                                                    (131)             (192)
      Accrued liabilities                                                 (427)             (151)
                                                                 -------------     -------------
        Net cash used in operating activities                             (231)             (347)
                                                                 -------------     -------------

Cash flows from investing activities:
   Return of restricted cash                                                --               125
   Purchase of property and equipment                                      (21)              (66)
                                                                 -------------     -------------
        Net cash provided by (used in) investing activities                (21)               59
                                                                 -------------     -------------

Cash flows from financing activities:
   Repayment of long-term debt                                              (8)               (5)
   Proceeds from issuances of common stock, net of
     repurchases                                                             3                --
                                                                 -------------     -------------
        Net cash used in financing activities                               (5)               (5)
                                                                 -------------     -------------

Net decrease in cash and cash equivalents                                 (257)             (293)

Cash and cash equivalents at beginning of period                         4,568             3,893
                                                                 -------------     -------------
Cash and cash equivalents at end of period                       $       4,311     $       3,600
                                                                 =============     =============

     See accompanying notes to condensed consolidated financial statements.

                                    CASTELLE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation and Significant Accounting Policies:

      The accompanying unaudited condensed consolidated financial statements include the accounts of Castelle and its wholly-owned subsidiaries in the United Kingdom and The Netherlands, and have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying unaudited condensed consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K and Form 10-K/A for the fiscal year-ended December 31, 2001. The December 31, 2001 condensed balance sheet data was derived from our audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The statements of operations for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire year. Certain prior year amounts have been reclassified to conform with the current presentation.

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

      The Company believes that its existing cash balances, anticipated cash flows from operations and available lines of credit will be sufficient to meet its anticipated capital requirements for the next 12 months. However, a decline in future orders and revenues might require us to seek additional capital to meet our working capital needs during or beyond the next 12 months if we are unable to reduce expenses to the degree necessary to avoid incurring negative operating cash flow. If we have a need for additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's existing and new products, if any, and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to our shareholders.

      In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition.

      Revenue Recognition

      Castelle recognizes revenue based on the provisions of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" and Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists."

      Product revenue is recognized upon shipment if persuasive evidence of an arrangement exists, the fee is fixed and determinable, collection of the resulting receivables is probable and product returns are reasonably estimable. Shipment generally occurs when product is delivered to a common carrier.

      The Company enters into agreements with certain of its distributors which permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. Customers who purchase products directly from Castelle also have limited return rights, which expire 30 days from the date of product shipment. Revenues subject to stock rotation rights are reduced by management's estimates of anticipated exchanges. Castelle establishes its returns allowance for distributors and direct customers based on historic return rates from these customers.

      Pursuant to the Company's distributor agreements, the Company also protects its distributors' exposure related to the impact of price reductions. Price adjustments are recorded at the time products are shipped.

      The Company recognizes revenue from support or maintenance contracts, including extended warranty programs and post contract support, ratably over the period of the contract.

      Castelle recognizes royalties on the sale of LANpress products by a Japanese distributor. Royalties are not recognized as revenue until the products are sold by the distributor.

      Provisions for estimated warranty costs are recorded at the time products are shipped.

2.    Accounting Changes

      Effective January 1, 2002, Castelle has redefined its fiscal quarter and year end for financial reporting purposes to conform with calendar month ends, i.e., ending on March 31, June 30, September 30 and December 31. Previously, Castelle set its fiscal quarter as ending on the Friday of the thirteenth week into the quarter. The results of this change did not have a significant impact on The Company's financial position, results of operations or cash flows for the 2002 periods presented herein.

      Effective January 1, 2002, Castelle implemented Emerging Issues Task Force No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"), which presumes consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products which, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. Since Castelle was unable to clearly separate the benefits received from certain marketing development funds it paid to its resellers, these costs have been reclassified as a reduction of sales, and the financial statements for prior periods presented for comparative purposes have been reclassified to comply with the new accounting standard. The effect of the implementation of this new accounting standard was a reduction of sales of $45,000 and $133,000 in the three and six months ended June 30, 2002, respectively, with an equivalent reduction in operating expenses. This compares to a reduction in sales of $57,000 and $113,000 in the three and six months ended June 29, 2001, respectively, with an equivalent reduction in operating expenses. The new accounting standard has no impact on the Company's operating margin, net income or earnings per share. The table below reflects the impact of this new accounting standard on fiscal 2001 revenues.

                                               2001 SALES - RESTATED FOR EITF 01-9
                                                    (in thousands, unaudited)
                                                          QUARTER ENDED
                                 Mar 30        Jun 29         Sep 28         Dec 31        TOTAL YEAR
                            --------------  ------------   ------------  -------------  ----------------
     Original                    $2,349        $2,370          $2,559         $2,342         $9,620
     Restated                    $2,293        $2,313          $2,500         $2,248         $9,354
     Difference                   ($56)         ($57)           ($59)          ($94)         ($266)

3.    Income (loss) Per Share

      Basic net income (loss) per share is computed by dividing net income
      (loss) available to common shareholders by the weighted average number of common shares outstanding for that period. Diluted net income per share reflects the potential dilution from the exercise or conversion of other securities into common stock that were outstanding during the period. Diluted net loss per share excludes shares that are potentially dilutive as their effect is anti-dilutive. Shares that are potentially dilutive to the Company's basic income per share consist of incremental shares of common stock issuable upon exercise of stock options and warrants.

      Basic and diluted earnings per share are calculated as follows for the second quarter and first six months of 2002 and 2001, respectively:

                                                          (in thousands, except per share amounts)
                                                     -----------------------------------------------------
                                                                          (Unaudited)
                                                     -----------------------------------------------------
                                                        Three months ended           Six months ended
                                                     ------------------------     ------------------------
                                                      June 30,      June 29,       June 30,      June 29,
                                                        2002          2001           2002          2001
                                                     ----------    ----------     ----------    ----------
Basic:
   Weighted average common shares outstanding             4,749         4,744          4,747         4,742
                                                     ==========    ==========     ==========    ==========
   Net income (loss)                                 $       62    $     (268)    $       94    $     (676)
                                                     ==========    ==========     ==========    ==========
   Net income (loss) per common share - basic        $     0.01    $    (0.06)    $     0.02    $    (0.14)
                                                     ==========    ==========     ==========    ==========

Diluted:
   Weighted average common shares outstanding             4,749         4,744          4,747         4,742
   Common equivalent shares from stock options
       and warrants                                          16            --             22            --
                                                     ----------    ----------     ----------    ----------
   Shares used in per share calculation - diluted         4,765         4,744          4,769         4,742
                                                     ==========    ==========     ==========    ==========
   Net income (loss)                                 $       62    $     (268)    $       94    $     (676)
                                                     ==========    ==========     ==========    ==========
   Net income (loss) per common share - diluted      $     0.01    $    (0.06)    $     0.02    $    (0.14)
                                                     ==========    ==========     ==========    ==========

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

4.    Inventories:

      Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of reserves for excess and obsolete inventory. Inventory details are as follows (in thousands):

                                                           (Unaudited)
                                     June 30, 2002       December 31,2001
                                     -------------       ----------------
  Raw material                         $    178             $    283
  Work in process                           229                  182
  Finished goods                            435                  461
                                       --------             --------
         Total inventories             $    842             $    926
                                       ========             ========

5.    Segment Disclosure and Geographic Information:

      The Company has determined that it operates in one segment. Revenues by geographic area are determined by the location of the customer and are summarized as follows (in thousands):

                                    (Unaudited)
                    ---------------------------------------------
                     Three months ended       Six months ended
                    --------------------    --------------------
                    June 30,    June 29,    June 30,    June 29,
                        2002        2001        2002        2001
                    --------    --------    --------    --------
Americas            $  1,841    $  1,796    $  3,819    $  3,565
Europe                   172         158         404         542
Pacific Rim              248         359         406         499
                    --------    --------    --------    --------
  Total Revenues    $  2,261    $  2,313    $  4,629    $  4,606
                    ========    ========    ========    ========

6.    Comprehensive Income:

      Under Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," disclosure of comprehensive income and its components is required in financial statements. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, and therefore, no separate statement of comprehensive income has been presented.

7.    Restructuring:

      In April 2001, the Company terminated 17 regular, temporary and contractor positions, which at the time, constituted approximately 25% of its workforce. This action resulted in a severance charge of $58,000 in the second quarter of fiscal 2001. This severance charge was in addition to the restructuring charge of $180,000 recorded in the first quarter of fiscal 2001, which included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California. In the second quarter of fiscal 2002, a non-recurring benefit of $40,000 arising from the reversal of previously recorded restructuring charges was included in the results of operations, following the completion of the Company's 2001 restructuring programs for less than previously anticipated.

8.    Commitments and contingencies:

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

      From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No estimate of the amount of any potential loss upon resolution of these matters can be made at this time. However, depending of the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect the Company's financial position

9.    New Accounting Pronouncements:

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

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

Critical Accounting Policies

Castelle's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Castelle include revenue recognition; credit, collection and allowances for doubtful accounts; inventories and related allowance for obsolete and excess inventory, which are discussed in more detail in Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and Note 2 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2001.

Consolidated Statements of Operations - As a Percentage of Net Sales

                                                                   (Unaudited)
                                             Three months ended                    Six months ended
                                      --------------------------------      --------------------------------
                                      June 30, 2002      June 29, 2001      June 30, 2002      June 29, 2001
                                      -------------      -------------      -------------      -------------

Net sales                                       100%               100%               100%               100%
Cost of sales                                    30%                36%                31%                33%
                                      -------------      -------------      -------------      -------------
    Gross profit                                 70%                64%                69%                67%
                                      -------------      -------------      -------------      -------------

Operating expenses:
    Research and development                     15%                21%                17%                19%
    Sales and marketing                          35%                42%                33%                45%
    General and administrative                   20%                11%                19%                15%
    Restructuring charges                        (2%)                3%                (1%)                5%
                                      -------------      -------------      -------------      -------------
       Total operating expenses                  68%                77%                68%                84%
                                      -------------      -------------      -------------      -------------
Income (loss) from operations                     2%               (13%)                1%               (17%)

    Interest income, net                          1%                 1%                 1%                 1%
    Other income, net                             *                  *                  *                  1%
                                      -------------      -------------      -------------      -------------
Income (loss) before provision for
         income taxes                             3%               (12%)                2%               (15%)
    Provision for income taxes                   --                 --                 --                  *
                                      -------------      -------------      -------------      -------------
Net income (loss)                                 3%               (12%)                2%               (15%)
                                      =============      =============      =============      =============

*     Less than 1%

      Results of Operations

      Net Sales

            Net sales for the second quarter of fiscal 2002 were $2.3 million, as compared to $2.3 million for the same period in fiscal 2001.

            Net sales for first the six months of fiscal 2002 were $4.6 million, as compared to $4.6 million for the same period in fiscal 2001.

            Domestic sales in the second quarter of fiscal 2002 were $1.8 million, or 81% of total net sales, as compared to $1.8 million, or 78% of total net sales, in the same period in fiscal 2001. For the first six months of fiscal 2002, domestic sales were $3.8 million, or 83% of total net sales, an increase of $254,000 as compared to $3.6 million, or 77% of total net sales, in fiscal 2001, primarily due to higher sales in the FaxPress fax server products.

            International sales in the second quarter of fiscal 2002 decreased to $420,000 from $517,000 for the same period in fiscal 2001, representing 19% and 22%, respectively, of total net sales. International sales for the first six months of fiscal 2002 and 2001 were $810,000 and $1.0 million, representing 17% and 23%, respectively, of total net sales. These declines in international sales were mainly the result of reduced demand for our print server products in the Asia Pacific region.

      Cost of Sales; Gross Profit

            Gross profit increased to $1.6 million, or 70% of net sales, for the second quarter of fiscal 2002, as compared to $1.5 million, or 64% of net sales, for the same period in fiscal 2001. The improvement was primarily due to the mix of products sold and product cost reductions.

            Gross profits for the first six months of fiscal 2002 and 2001 were $3.2 million, or 69% of net sales and $3.1 million, or 67% of net sales, respectively. The increase in gross profit for the six months of fiscal 2002 was primarily due to higher sales of our fax server products, which carry higher gross margins.

            The reduction in gross profit as a percentage of sales resulting from the implementation of EITF No. 01-9 was insignificant for the three and six month periods ended June 30, 2002 and June 29, 2001.

      Research & Development

            Research and product development expenses were $349,000, or 15% of net sales, for the second quarter of fiscal 2002, as compared to $481,000, or 21% of net sales, for the same period in fiscal 2001, due to decreases in outside consulting expenses of $50,000 and other support costs of $74,000. Research and product development expenses for the first six months of fiscal 2002 were $762,000, or 17% of net sales, as compared to $866,000, or 19% of net sales, for the same period in fiscal 2001. This reduction of $104,000 in the six-month period was primarily due to decreases in outside consulting expenses of $70,000 and other support costs of $116,000, offset in part by higher compensation costs of $92,000.

      Sales & Marketing

            Sales and marketing expenses were $780,000, or 35% of net sales, for the second quarter of fiscal 2002, as compared to $982,000, or 42% of net sales, for the same period in fiscal 2001. The reduction of $202,000 was primarily attributable to reduced payroll and related costs. For the first six months of fiscal 2002, sales and marketing expenses were $1.5 million, or 33% of net sales, as compared to $2.1 million, or 45% of net sales, for the same period in fiscal 2001. This reduction of sales and marketing spending by $509,000 was primarily due to lower compensation and other payroll related expenses of $331,000 and reduced promotional expenses of $178,000.

      General & Administrative

            General and administrative expenses were $450,000, or 20% of net sales, for the second quarter of fiscal 2002, as compared to $255,000, or 11% of net sales, for the same period in fiscal 2001. The increase in general and administrative expenses in the second quarter of fiscal 2002 was principally due to the increase in legal and accounting fees of $44,000, outside consulting expenses of $53,000 and the absence of benefit obtained from the collection of previously written-off bad debts during the quarter ended June 29, 2001. General and administrative expenses for the first six months of fiscal 2002 were $854,000, or 18% of net sales, as compared to $699,000, or 15% of net sales for the same period in fiscal 2001. The increase in general and administrative expenses of $155,000 was primarily due to higher legal and accounting expenses of $69,000, an increase in the allowance for doubtful accounts from customers of $40,000 and an increase in outside consulting expenses of $53,000.

      Restructuring

            In April 2001, we terminated 17 regular, temporary and contractor positions, which constituted approximately 25% of our workforce. This action resulted in a severance charge of $58,000 in the second quarter of fiscal 2001. This severance charge is in addition to the restructuring charge of $180,000 recorded in the first quarter of fiscal 2001, which included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California. In the second quarter of fiscal 2002, a non-recurring benefit of $40,000 arising from the reversal of previously recorded restructuring charges was included in the results of operations, following the completion of the Company's 2001 restructuring programs for less than previously anticipated.

Liquidity and Capital Resources

      As of June 30, 2002, we had approximately $4.3 million of cash and cash equivalents, as compared to $4.6 million at December 31, 2001. The decrease in cash and cash equivalents of $257,000 was primarily due to employees cashing out unused vacation of $140,000 and the payment of $105,000 of incentive compensation earned in fiscal 2001 and the first quarter of fiscal 2002 to our former Chief Executive Officer who retired in April 2002.

      The Company leases its corporate headquarters in Morgan Hill, California. The lease on the Morgan Hill facility has an initial term of five years, expiring in December 2005, with one conditional three-year option, which if exercised, would extend the lease to December 2008 commencing with rent at 95% of fair market value. As of June 30, 2002, the future minimum payments under the lease were approximately $917,000.

      In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan is subject to interest of 12.8% per annum and is repayable by December 2006. As of June 30, 2002, the future minimum payments were $77,000.

      In April 2001, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $25,000. This loan is subject to interest of 12.5% per annum and is repayable by April 2004. As of June 30, 2002, the future minimum payments were $17,000.

      In addition to the commitments shown above, we have a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2003, pursuant to which we may borrow 100% against pledges of cash at the bank's prime rate. Borrowings under this line of credit agreement are collateralized by all of our assets. We are in compliance with the terms of the agreement, and as of June 30, 2002, had no borrowings under the line of credit.

      As of June 30, 2002, net accounts receivable were $649,000, down from $680,000 at December 31, 2001. The decrease in net accounts receivable was largely attributable to improved collection of outstanding balances in the first six months of fiscal 2002.

      Net inventory as of June 30, 2002 was $842,000, a decrease from the $926,000 at December 31, 2001. The lower inventory was primarily due to more components being used in production than purchases in the same period.

      Although we believe that our existing capital resources, anticipated cash flows from operations and available lines of credit will be sufficient to meet our capital requirements for at least the next 12 months, we may be required to seek additional equity or debt financing. The timing and amount of such additional capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products and the pace of technological change in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all.

      We believe that, for the periods presented, inflation has not had a material effect on our operations.

New Accounting Pronouncements:

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

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

      Other factors contributing to fluctuations in the Company's quarterly operating results include changes in the demand for the Company's products, customer order deferrals in anticipation of new versions of the Company's products, the introduction of new products and product enhancements by the Company or its competitors, the effects of filling the distribution channels following such introductions, potential delays in the availability of announced or anticipated products, the mix of product revenue, the commencement or conclusion of significant development projects, changes in foreign currency exchange rates, the timing of acquisitions and associated costs, and the timing of significant marketing and sales promotions. Based on the foregoing, the Company believes that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be viewed upon as indications of future performance.

History of Losses; Accumulated Deficit

      The Company has experienced significant operating losses and, as of June 30, 2002, had an accumulated deficit of $24.7 million. The development and marketing by the Company of its current and new products will continue to require substantial expenditures. There can be no assurance that growth in net sales or profitability will be achieved or sustained in future years. Related risk factors are discussed elsewhere in the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2001.

Nasdaq SmallCap Listing; Risk associated with Limited Market

      The Company's Common Stock has been listed on the Nasdaq SmallCap Market since April 1999. In order to maintain its listing on the Nasdaq SmallCap Market, the Company must maintain total assets, capital and public float at specified levels and generally must maintain a minimum bid price of $1.00 per share. If the Company fails to maintain the standard necessary to be quoted on the Nasdaq SmallCap Market, the Company's Common Stock could become subject to delisting. On March 12, 2002, the Company received a notice from the Nasdaq Stock Market that its common stock had failed to maintain the minimum bid price of $1.00 per share required for continued listing on the Nasdaq SmallCap Market. If the Company's Common Stock fails to meet the $1.00 bid price per share for a minimum of ten consecutive trading days prior to September 9, 2002, the Company's Common Stock will be delisted from the Nasdaq SmallCap Market. If the Common Stock is delisted, trading in the Common Stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a shareholder will find it more difficult to dispose of the Common Stock or to obtain accurate quotations as to the price of the Common Stock. Lack of any active trading market would have an adverse effect on a shareholder's ability to liquidate an investment in the Company's Common Stock easily and quickly at a reasonable price. It might also contribute to volatility in the market price of the Company's Common Stock and could adversely affect the Company's ability to raise additional equity or debt financing on acceptable terms or at all. Failure to obtain desired financing on acceptable terms could adversely affect the Company's business, financial condition and results of operations.

Rapid Technological Change; Risks Associated with New Products

      The market for the Company's products is affected by rapidly changing networking technology, evolving industry standards, increasing internet usage and the emergence of other new communication technologies. The Company believes that its future success will depend upon its ability to enhance its existing products and to identify, develop, manufacture and introduce new products which conform to or support emerging network telecommunications standards, are compatible with a growing array of computer and peripheral devices, support popular computer and network operating systems and applications, meet a wide range of evolving user needs and achieve market acceptance. There can be no assurance that the Company will be successful in these efforts.

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

Key Personnel

      The Company's success depends to a significant degree upon the continued contributions of the Company's key management, marketing, product development and operational personnel. The success of the Company will depend to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the technology sector is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. The Company's inability to retain and attract key employees could have a material adverse effect on the Company's product development, business, operating results and financial condition. The Company does not carry key person life insurance with respect to any of its personnel.

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

      The principal competitive factors affecting the market for the Company's products include product functionality, performance, quality, reliability, ease of use, quality of customer training and support, name recognition, price, and compatibility and conformance with industry standards and changing operating system environments. Several of the Company's existing and potential competitors, most notably the Hewlett-Packard Company ("Hewlett-Packard") and Intel Corporation ("Intel"), have substantially greater financial, engineering, manufacturing and marketing resources than the Company. The Company also experiences competition from a number of other software, hardware and service companies. In addition to its current competitors, the Company may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripherals, communications and software companies. In the fax server market the Company competes with companies such as Captaris Inc., Omtool, Ltd. and Computer Associates International, Inc. There can be no assurance that competitors will not introduce products incorporating technology more advanced than the technology used by the Company in its products. In addition, certain competing methods of communication such as the Internet or electronic mail could adversely affect the market for fax products. Certain of the Company's existing and potential competitors in the print server market are manufacturers of printers and other peripherals, and these competitors may develop closed systems accessible only through their own proprietary servers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

International Sales

      Sales to customers located outside Canada and the United States accounted for approximately 20%, 25% and 31% of the Company's net sales in fiscal 2001, 2000 and 1999, respectively, and 18% for the six months ended June 30, 2002. The Company sells its products in approximately 40 foreign countries through approximately 50 international distributors. Macnica, the Company's principal Japanese distributor, accounted for approximately 46%, 60% and 60% of the Company's international sales in fiscal 2001, 2000 and 1999, respectively, and 10%, 15% and 18% of the Company's total net sales in fiscal 2001, 2000 and 1999, respectively. Sales to Macnica accounted for approximately 8% of the Company's total net sales in the six months ended June 30, 2002. The Company expects that international sales will continue to represent a significant portion of the Company's product revenues and that the Company will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. There can be no assurance that the Company will not experience difficulties resulting from changes in foreign laws relating to the export of its products in the future. In addition, because the Company primarily invoices its foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for the Company's products by causing its prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on the Company's international sales and a resulting material adverse effect on the Company's business, operating results and financial condition. In fiscal 2001, the Company downsized its operations in the United Kingdom and entered into an agreement with a distributor to service the region. In addition, the Company entered into a separate agreement in fiscal 2001 with a Japanese distributor to sell the Company's LANpress products in Japan, from which the Company is entitled to receive a royalty on sales of these products. The Company may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. There can be no assurance that the Company will be able to maintain the historical level of international sales in the future. Any fluctuations in international sales will greatly affect the Company's operating results and financial condition.

Lack of Product Revenue Diversification

      The Company derives substantially all of its sales from its fax and print server products, with its fax server products accounting for 91% of its total sales in fiscal 2001 and 93% of its total sales for the six months ended June 30, 2002. The Company is leveraging its expertise in these areas to develop new messaging features and products to support greater integration into corporate network environments and with Internet communications. The Company expects that its current products will continue to account for a majority of the Company's sales in the near future. A decline in demand for these products as a result of competition, technological change or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on the Company's business, operating results and financial condition.

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

Concentration of Distributors; Distribution Risks

      The Company sells its products primarily through a two-tier domestic and international distribution network. The Company's distributors sell Castelle's products to VARs, e-commerce vendors and other resellers. The distribution of personal computers and networking products has been characterized by rapid change, including consolidations due to the financial difficulties of distributors and the emergence of alternative distribution channels. In addition, an increasing number of companies are competing for access to these channels. The Company's distributors typically represent other products that are complementary to, or compete with, those of the Company. In particular, certain of the Company's competitors, including Hewlett-Packard and Intel, sell a substantially higher dollar volume of products through several of the Company's large U.S. distributors, and as a result, the Company believes such distributors give higher priority to products offered by such competitors. The Company's distributors are not contractually committed to future purchases of the Company's products and could discontinue carrying the Company's products at any time for any reason. In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. The Company has a stock rotation policy with certain of its distributors that allows them to return marketable inventory against offsetting orders. Should the Company reduce its prices, the Company credits certain of its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. In addition, due to industry conditions or the actions of competitors, inventory levels of the Company's products held by distributors could become excessive, resulting in product returns and inventory write-downs. Although the Company provides an allowance for anticipated returns and for price protection, and believes its existing policy results in the establishment of an allowance that is adequate, there can be no assurance that in the future returns and price protection will not have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Third-Party Suppliers and Subcontractors

      The Company's products incorporate or require components or sub-assemblies procured from third-party suppliers. Certain of these components or sub-assemblies are available only from a single source, and others are available only from limited sources. Certain key components of the Company's products, including a modem chip set from Conexant Systems, Inc. and a microprocessor from Motorola, Inc., are currently available from single sources. Other product components are currently available from only a limited number of sources. In addition, the Company subcontracts a substantial portion of its manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support the manufacturing requirements of the Company. Other than an agreement with Sercomm Corporation to manufacture certain print server products, the Company does not have material long-term supply contracts with third parties or any other sole or limited source vendors and subcontractors. The Company purchases components or sub-assemblies on a purchase order basis. The Company's ability to obtain these components and sub-assemblies is dependent upon its ability to accurately forecast customer demand for its products and to anticipate shortages of critical components or sub-assemblies created by competing demands upon suppliers. If the Company were unable to obtain a sufficient supply of high-quality components or sub-assemblies from its current sources, the Company could experience delays in obtaining such components or sub-assemblies from other sources. Resulting delays or reductions in product shipments could adversely affect the Company's business, operating results and financial condition and damage customer relationships. Furthermore, a significant increase in the price of one or more of these components or sub-assemblies or the Company's inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect the Company's business, operating results and financial condition.

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

Government Regulation

      Certain aspects of the telecommunications industry in which the Company competes are regulated both in the United States and in foreign countries. Imposition of public carrier tariffs, taxation of telecommunications services and the necessity of incurring substantial costs and expenditure of managerial resources to obtain regulatory approvals, particularly in foreign countries where telecommunications standards differ from those in the United States of America, or the inability to obtain regulatory approvals within a reasonable period of time, could have a material, adverse effect on the Company's business, operating results and financial condition. The Company's products must comply with a variety of equipment, interface and installation standards promulgated by communications regulatory authorities in different countries. Changes in government policies, regulations and interface standards could require the redesign of products and result in product shipment delays which could have a material, adverse impact on the Company's business, operating results and financial condition.

Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses

      The Company's success depends to a certain extent upon its technological expertise and proprietary software technology. The Company relies upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect its technologies. Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States of America and internationally, there can be no assurance that the Company's current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. The Company also relies on technology licenses from third parties. There can be no assurance that these licenses will continue to be available to the Company upon reasonable terms, if at all. Any impairment or termination of the Company's relationship with third-party licensors could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's precautions will be adequate to deter misappropriation or infringement of its proprietary technologies. Furthermore, while the Company has obtained federal registration for many of its trademarks in the United States of America, certain of its trademarks have not been registered in the United States of America or foreign jurisdictions. There can be no assurance that the Company's use of such registered trademarks will not be contested by third parties in the future.

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

Possible Volatility of the Company's Common Stock Price

      The price of the Company's Common Stock has fluctuated widely in the past. Sales of substantial amounts of the Company's Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the Company's Common Stock. The management of the Company believes that such past fluctuations may have been caused by the factors identified above as well as announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in the condition of the personal computer industry in general. These fluctuations, as well as general economic, political and market conditions, such as recessions or international currency fluctuations, may adversely affect the market price of the Company's Common Stock. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other technology companies, often for reasons unrelated to the operating performance of the specific companies. The Company anticipates that prices for Castelle Common Stock may continue to be volatile. Such future stock price volatility for Castelle Common Stock may provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on the Company's business, operating results and financial condition.

Future Capital Requirements

      The development and marketing of the Company's products requires significant amounts of capital. The Company believes that its existing cash balances, anticipated cash flows from operations and available lines of credit will be sufficient to meet its anticipated capital requirements for the next 12 months. However, a decline in future orders and revenues might require us to seek additional capital to meet our working capital needs during or beyond the next twelve months if we are unable to reduce expenses to the degree necessary to avoid incurring losses. If we have a need for additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such additional capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's existing and new products and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to our shareholders. Related risk factors are discussed elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2001.

Voting Control by Officers, Directors and Affiliates

      As of August 5, 2002, to the Company's knowledge and based on public filings, the Company's officers and directors and their affiliates beneficially owned approximately 28% of the outstanding shares of the Company's Common Stock. Accordingly, together they had the ability to significantly influence the election of the Company's directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We had no holdings of derivative financial or commodity instruments at June 30, 2002. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While most of our sales are transacted in U.S dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements, and therefore we believe that fluctuations in foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market account and related interest income would not be significantly impacted by changes in interest rates due mainly to the highly liquid nature of this investment. The Company believes that there have been no material changes in the reported market risks faced by the Company since the fiscal year ended December 31, 2001. These and other risk factors are discussed above under the caption "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2001 under the section "Risk Factors."

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      In April 2002, Donald L. Rich, retired as the CEO, a post he has held since November of 1998 and Scott C. McDonald, a member of the Board of Directors since April of 1999, was appointed President and CEO and continues to serve on the Board. Mr. Rich will continue as Chairman of the Board, a post he has held since May 1999, and will stay active with the Company in that role.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      99.1 Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C.ss. 1350, as adopted)

      99.2  Press Release dated July 29, 2002

(b)   Reports on Form 8-K

      On April 23, 2002, we filed a report on Form 8-K announcing the appointment of Scott C. McDonald as our Chief Executive Officer replacing Donald L. Rich who was retiring.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTELLE


By:   /s/ Scott C. McDonald                                Date: August 13, 2002
   ------------------------------------------
      Scott C. McDonald
      Chief Executive Officer and President
      (Principal Executive Officer)

By:   /s/ Paul Cheng                                       Date: August 13, 2002
   ------------------------------------------
      Paul Cheng
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial and Chief Accounting Officer)
      Secretary