Form 10-Q
period 2002-09-30
CASTELLE \CA\
filed 2002-11-06
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of the Registrant's Common stock outstanding as of November 4, 2002 was 4,806,044.

                                    CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

     Item 1.    Condensed Consolidated Financial Statements:                  2

                Condensed Consolidated Balance Sheets                         2

                Condensed Consolidated Statements of Operations               3

                Condensed Consolidated Statements of Cash Flows               4

                Notes to Condensed Consolidated Financial Statements          5


     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    11


     Item 3.    Quantitative and Qualitative Disclosure About Market Risk    24


     Item 4.    Controls and Procedures                                      24


PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings                                            25

     Item 2.    Changes in Securities and Use of Proceeds                    25

     Item 3.    Defaults Upon Senior Securities                              25

     Item 4.    Submission of Matters to a Vote of Security Holders          25

     Item 5.    Other Information                                            25

     Item 6.    Exhibits and Reports on Form 8-K                             25

                Signatures                                                   25

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    CASTELLE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                                      September 30, 2002       December 31, 2001
                                                                    ----------------------   ---------------------
  Assets:
     Current assets:
       Cash and cash equivalents                                              $  4,838                $  4,568
       Accounts receivable, net of allowances for doubtful
           accounts of $186 in 2002 and $206 in 2001                               611                     680
       Inventories, net                                                            993                     926
       Prepaid expenses and other current assets                                   174                     130
                                                                    ----------------------   ---------------------
          Total current assets                                                   6,616                   6,304
     Property, plant & equipment, net                                              473                     598
     Other assets, net                                                             108                     108
                                                                    ----------------------   ---------------------
          Total assets                                                        $  7,197                $  7,010
                                                                    ======================   =====================

  Liabilities and Shareholders' Equity:
     Current liabilities:
       Long-term debt, current portion                                        $     19                $     18
       Accounts payable                                                            223                     280
       Accrued liabilities                                                       2,378                   2,446
                                                                    ----------------------   ---------------------
          Total current liabilities                                              2,620                   2,744
       Long-term debt, net of current portion                                       50                      64
                                                                    ----------------------   ---------------------
          Total liabilities                                                      2,670                   2,808

     Shareholders' equity:
       Common stock, no par value:
          Authorized: 25,000 shares
          Issued and outstanding: 4,755 and 4,745, respectively                 28,980                  28,977
       Deferred compensation                                                        (1)                     (1)
       Accumulated deficit                                                     (24,452)                (24,774)
                                                                    ----------------------   ---------------------
          Total shareholders' equity                                             4,527                   4,202
                                                                    ----------------------   ---------------------
          Total liabilities and shareholders' equity                          $  7,197                $  7,010
                                                                    ======================   =====================

     See accompanying notes to condensed consolidated financial statements.


                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                            Three months ended                 Nine months ended
                                                      ................................   ...............................
                                                       September 30,    September 28,    September 30,    September 28,
                                                            2002             2001             2002             2001
                                                      ---------------  ---------------  ---------------  ---------------

   Net sales                                              $ 2,543          $ 2,500          $ 7,172           $ 7,106
   Cost of sales                                              735              770            2,181             2,310
                                                      ---------------  ---------------  ---------------  ---------------
       Gross profit                                         1,808            1,730            4,991             4,796
                                                      ---------------  ---------------  ---------------  ---------------

   Operating expenses:
       Research and development                               312              470            1,074             1,336
       Sales and marketing                                    799              860            2,342             2,912
       General and administrative                             475              353            1,329             1,052
       Restructuring charges (benefits)                        -                 5              (40)              243
                                                      ---------------  ---------------  ---------------  ---------------
          Total operating expenses                          1,586            1,688           4,705              5,543
                                                      ---------------  ---------------  ---------------  ---------------
   Income (loss) from operations                              222               42              286              (747)

       Interest income, net                                    13               19               35                77
       Other income (expense), net                             (7)              (8)               1                47
                                                      ---------------  ---------------  ---------------  ---------------
   Income (loss) before provision for income taxes            228               53              322              (623)
       Provision for income taxes                              --               --               --               --
                                                      ---------------  ---------------  ---------------  ---------------
   Net income (loss)                                       $  228            $  53           $  322            $ (623)
                                                      ===============  ===============  ===============  ===============

   Income (loss) per share:
      Net income (loss) per common share - basic           $ 0.05           $ 0.01           $  0.07          $ (0.13)
      Shares used in per share calculation - basic          4,755            4,745             4,750             4,743
      Net income (loss) per common share - diluted         $ 0.05           $ 0.01           $  0.07          $ (0.13)
      Shares used in per share calculation - diluted        4,787            4,782             4,778             4,743

     See accompanying notes to condensed consolidated financial statements.

                     CASTELLE
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (in thousands)
                    (Unaudited)


                                                                             Nine months ended
                                                                   ......................................
                                                                   September 30, 2002  September 28, 2001
                                                                   -----------------   ------------------
Cash flows from operating activities:
   Net income (loss)                                                     $  322               $ (623)
   Adjustment to reconcile net income (loss) to net cash
      provided by operating activities:
     Loss on disposal of fixed assets                                         1                    9
     Depreciation and amortization                                          158                  208
     Provision for doubtful accounts and sales returns                      (66)                  93
     Provision for excess and obsolete inventory                            (49)                 120
     Compensation expense related to grant of stock options                  --                    5
     Changes in assets and liabilities:
      Accounts receivable                                                   135                1,324
      Inventories                                                           (18)                 (17)
      Prepaid expenses and other current assets                             (44)                  48
      Other assets                                                           --                 (567)
      Accounts payable                                                      (57)                (437)
      Accrued liabilities                                                   (68)                  12
                                                                   -----------------   ------------------
        Net cash provided by operating activities                           314                  175
                                                                   -----------------   ------------------

Cash flows from investing activities:
   Return of restricted cash                                                 --                  125
   Purchase of property and equipment                                       (34)                 (77)
                                                                   -----------------   ------------------
        Net cash (used for) provided by investing activities                (34)                  48
                                                                   -----------------   ------------------

Cash flows from financing activities:
   Repayment of long-term debt                                              (13)                 (11)
   Proceeds from issuances of common stock                                    3                   --
                                                                   -----------------   ------------------
        Net cash used in financing activities                               (10)                 (11)
                                                                   -----------------   ------------------

Net increase in cash and cash equivalents                                   270                  212

Cash and cash equivalents at beginning of period                          4,568                3,893
                                                                   -----------------   ------------------
Cash and cash equivalents at end of period                              $ 4,838              $ 4,105
                                                                   =================   ==================


     See accompanying notes to condensed consolidated financial statements.

                                    CASTELLE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation and Significant Accounting Policies:

     The accompanying unaudited condensed consolidated financial statements include the accounts of Castelle and its wholly-owned subsidiaries in the United Kingdom and The Netherlands, and have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying unaudited condensed consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2001. The December 31, 2001 condensed balance sheet data was derived from our audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The statements of operations for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire year. Certain prior year amounts have been reclassified to conform with the current presentation.

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

     On March 12, 2002, the Company received a notice from the NASDAQ Stock Market that its common stock had failed to maintain the minimum bid price of $1.00 per share required for continued listing on the Nasdaq SmallCap Market. The notice stated that if the Company's common stock failed to meet the $1.00 bid price per share for a minimum of ten consecutive trading days prior to September 9, 2002, the Company's common stock would be delisted from the Nasdaq SmallCap Market. On September 10, 2002, the Company received a letter from NASDAQ stating that its common stock had failed to meet the minimum bid price requirement for ten consecutive trading days during the preceding 180 calendar day period. This letter also stated that if the Company did not appeal the decision of the staff, then NASDAQ would delist the Company's common stock from the SmallCap Market on September 18, 2002, before the trading day commenced. In response to this notice, on September 16, 2002, the Company requested a hearing to appeal the decision of the staff. NASDAQ delayed delisting the Company's common stock from the SmallCap Market until a hearing could be conducted and a decision rendered. A hearing was held on October 17, 2002. The Company is awaiting written determination from NASDAQ regarding this matter.

     Revenue Recognition

     Castelle recognizes revenue based on the provisions of Staff Account ing Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" and Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists."

     Product revenue is recognized upon shipment if persuasive evidence of an arrangement exists, the fee is fixed and determinable, collection of the resulting receivables is probable and product returns are reasonably estimable. Shipment generally occurs when product is delivered to a common carrier.

     The Company enters into agreements with certain of its distributors which permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the distributor to purchase additional products of equal value. Customers who purchase products directly from Castelle also have limited return rights, which expire 30 days from the date of product shipment. Revenues subject to stock rotation rights are reduced by management's estimates of anticipated exchanges. Castelle establishes its returns allowance for distributors and direct customers based on historic return rates.

     Pursuant to the Company's distributor agreements, the Company also protects its distributors' exposure related to the impact of price reductions. Price adjustments are recorded at the time price deductions are communicated to the Company's distributors.

     The Company recognizes revenue from support or maintenance contracts, including extended warranty and support programs, ratably over the period of the contract.

     Castelle recognizes royalties on the sale of LANpress products by a Japanese distributor. Royalties are not recognized as revenue until the products are sold by the distributor.

     Provisions for estimated warranty costs are recorded at the time products are shipped.

2.       Accounting Changes

     Effective January 1, 2002, Castelle redefined its fiscal quarter and year end for financial reporting purposes to conform with calendar month ends, i.e., ending on March 31, June 30, September 30 and December 31. Previously, Castelle set its fiscal quarter as ending on the Friday of the thirteenth week into the quarter. This change had no significant impact on the Company's financial position, results of operations or cash flows for the 2002 periods presented herein.

     Effective January 1, 2002, Castelle implemented Emerging Issues Task Force No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"), which presumes consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products which, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. Since Castelle was unable to clearly separate the benefits received from certain marketing development funds it paid to its resellers, these costs have been reclassified as a reduction of sales, and the financial statements for prior periods presented for comparative purposes have been reclassified to comply with the new accounting standard. The effect of the implementation of this new accounting standard was a reduction of sales of $47,000 and $207,000 in the three and nine months ended September 30, 2002, respectively, with an equivalent reduction in operating expenses. This compares to a reduction in sales of $59,000 and $172,000 in the three and nine months ended September 29, 2001, respectively, with an equivalent reduction in operating expenses. The new accounting standard has no impact on the Company's operating margin, net income or earnings per share. The table below reflects the impact of this new accounting standard on fiscal 2001 revenues.

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


3.       Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for that period. Diluted net income per share reflects the potential dilution from the exercise or conversion of other securities into common stock that were outstanding during the period. Diluted net loss per share excludes potentially dilutive shares if their effect is anti-dilutive. Shares that are potentially dilutive to the Company's basic income per share consist of incremental shares of common stock issuable upon exercise of stock options and warrants.

     Basic and diluted earnings per share are calculated as follows for the third quarter and first nine months of 2002 and 2001, respectively:

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
                                                          Three months ended           Nine months ended
                                                       .......................... ............................
                                                        September    September      September     September
                                                         30, 2002     28, 2001      30, 2002      28, 2001
                                                       -------------------------- ----------------------------
 Basic:
    Weighted average common shares outstanding           4,755       4,745          4,750         4,743
                                                   =========================== ============= ==============
    Net income (loss)                                   $  228        $ 53          $ 322        $ (623)
                                                   =========================== ============= ==============
    Net income (loss) per common share - basic          $ 0.05       $0.01         $ 0.07        $(0.13)
                                                   =========================== ============= ==============

 Diluted:
    Weighted average common shares outstanding           4,755       4,745          4,750         4,743
    Common equivalent shares from stock options             32          37            28             --
                                                   --------------------------- ------------- --------------
    Shares used in per share calculation - diluted       4,787       4,782          4,778         4,743
                                                   =========================== ============= ==============
    Net income (loss)                                   $  228         $ 53         $ 322        $ (623)
                                                   =========================== ============= ==============
    Net income (loss) per common share - diluted        $ 0.05        $0.01         $0.07        $(0.13)
                                                   =========================== ============= ==============

     The calculation of diluted shares outstanding for the nine months ended September 28, 2001 excludes options to purchase 848,980 shares of the Company's common stock, as their effect was antidilutive in the period.

4.       Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of reserves for excess and obsolete inventory. Inventory details are as follows (in thousands):

                                                           (Unaudited)
                                          September 30, 2002     December 31, 2001
                                       -----------------------------------------------
  Raw material                                        $  462                $  283
  Work in process                                        163                   182
  Finished goods                                         368                   461
                                       -----------------------------------------------
         Total inventories                            $  993                $  926
                                       ===============================================

5. Segment Disclosure and Geographic Information:

     The Company has determined that it operates in one segment. Revenues by geographic area are determined by the location of the customer and are summarized as follows (in thousands):


                                                      (Unaudited)
                                 .......................................................
                                       Three months ended           Nine months ended
                                 .......................... ............................
                                     September    September      September     September
                                      30, 2002     28, 2001      30, 2002      28, 2001
                                 -------------------------- ----------------------------

Americas                             $2,098      $ 2,070       $ 5,917        $ 5,708
Europe                                  181          232           585            709
Pacific Rim                             264          198           670            689
                                --------------------------- ------------- --------------

  Total Revenues                     $2,543      $ 2,500       $ 7,172        $ 7,106
                                =========================== ============= ==============

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

     The Company was initially contacted by a third party in fiscal 1999 claiming that the Company needs to obtain licenses of certain patents held by that party for certain of the Company's fax server products. The Company is continuing to assess the validity and strength of the claims, believes it has adequate legal defenses and that the ultimate outcome of any possible action will not have a material effect on the Company's financial position, results of operations or cash flows although there can be no assurance as to the outcome of any possible litigation.

     From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No estimate of the amount of any potential loss upon resolution of these matters can be made at this time. However, depending on the amount and timing of such resolution, an unfavorable resolution of some or all of these matters could materially affect the Company's financial position.

9.       Stock Buyback:

     On October 16, 2002, the Company's Board of Directors authorized the Company, from time to time, to repurchase at market prices, up to $1.5 million of its common stock for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at the discretion of the management of the Company. No time limit was set for the completion of this program; however, the Company expects to execute its buyback program over the next twelve months. Castelle currently has approximately 4.8 million shares of common stock outstanding and as of the end of the third quarter 2002, cash and cash equivalents were approximately $4.8 million.

10.      New Accounting Pronouncements:

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the "Special Note on Forward-Looking Statements" at the beginning of this Form 10-Q. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2001.


Critical Accounting Policies

Castelle's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Castelle include revenue recognition; credit, collection and allowances for doubtful accounts; inventories and related provisions for obsolete and excess inventory, which are discussed in more detail in Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and Note 2 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2001.

Consolidated Statements of Operations - As a Percentage of Net Sales

                                                                    (Unaudited)
                                               Three months ended                 Nine months ended
                                         ................................  ................................
                                           September 30,    September 28,    September 30,    September 28,
                                               2002             2001             2002             2001
                                         ----------------  --------------  ----------------  --------------

Net sales                                        100%            100%              100%            100%
Cost of sales                                     29%             31%               30%             33%
                                         ----------------  --------------  ----------------  --------------
    Gross profit                                  71%             69%               70%             67%
                                         ----------------  --------------  ----------------  --------------

Operating expenses:
    Research and development                      12%             19%               15%             19%
    Sales and marketing                           31%             34%               33%             41%
    General and administrative                    19%             14%               19%             15%
    Restructuring charges                          --               *              (1%)              3%
                                         ----------------  --------------  ----------------  --------------
       Total operating expenses                   62%             67%               66%             78%
                                         ----------------  --------------  ----------------  --------------
Income (loss) from operations                      9%              2%                4%            (11%)

    Interest income, net                            *               *                 *              1%
    Other income, net                               *               *                 *              1%
                                         ----------------  --------------  ----------------  --------------
Income (loss) before provision for
         income taxes                              9%              2%                4%             (9%)
    Provision for income taxes                     --              --                --              --
                                         ----------------  --------------  ----------------  --------------
Net income (loss)                                  9%              2%                4%             (9%)
                                         ================  ==============  ================  ==============

     *  Less than 1%

Results of Operations


     Net Sales

         Net sales for the third quarter of fiscal 2002 were $2.54 million, a slight increase as compared to $2.50 million for the same period in fiscal 2001. This also compared to $2.26 million in the second quarter of fiscal 2002, an increase of 12%.

         Net sales for first the nine months of fiscal 2002 were $7.17 million, as compared to $7.11 million for the same period in fiscal 2001.

         Domestic sales in the third quarter of fiscal 2002 were $2.10 million, or 83% of total net sales, as compared to $2.07 million, or 83% of total net sales, in the same period in fiscal 2001. For the first nine months of fiscal 2002, domestic sales were $5.92 million, or 83% of total net sales, as compared to $5.71 million, or 80% of total net sales, in fiscal 2001. The increases in domestic sales for the three- and nine-month periods in fiscal 2002 were primarily due to higher sales of our FaxPress fax server products.

         International sales in the third quarter of fiscal 2002 were $445,000, or 17% of total net sales, as compared to $430,000, or 17% of net sales, in the same period in fiscal 2001.

     International sales for the first nine months of fiscal 2002 and 2001 were $1.26 million and $1.40 million, representing 17% and 20%, respectively, of total net sales. The decline in international sales in the first nine months of fiscal 2002 were the result of reduced demand for our print server products in the Asia Pacific region.

     Cost of Sales; Gross Profit

         Gross profit increased to $1.81 million, or 71% of net sales, for the third quarter of fiscal 2002, as compared to $1.73 million, or 69% of net sales, for the same period in fiscal 2001. This also compared to $1.59 million, or 70% of net sales, for the second quarter of fiscal 2002. The improvement in gross profit percentage was primarily due to the mix of products sold and continued product cost reductions.

         Gross profits for the first nine months of fiscal 2002 and 2001 were $4.99 million, or 70% of net sales and $4.80 million, or 67% of net sales, respectively. The increase in gross profit for the first nine months of fiscal 2002 was primarily due to higher sales of our fax server products, which carry higher gross margins.

         The reduction in gross profit as a percentage of sales resulting from the implementation of EITF No. 01-9 was insignificant for the three and nine-month periods ended September 30, 2002 and September 28, 2001.

     Research & Development

         Research and product development expenses were $312,000, or 12% of net sales, for the third quarter of fiscal 2002, as compared to $470,000, or 19% of net sales, for the same period in fiscal 2001. The decrease in research and development expenses was chiefly due to a $83,000 reduction in outside consulting expenses and a $50,000 reduction in other allocated support costs. Research and product development expenses for the first nine months of fiscal 2002 were $1.07 million, or 15% of net sales, as compared to $1.34 million, or 19% of net sales, for the same period in fiscal 2001. This reduction of $262,000 for the nine-month period was primarily due to decreases in outside consulting expenses of $153,000 and other allocated support costs of $166,000, offset in part by higher compensation costs of $74,000.

     Sales & Marketing

         Sales and marketing expenses were $799,000, or 31% of net sales, for the third quarter of fiscal 2002, as compared to $860,000, or 34% of net sales, for the same period in fiscal 2001. The reduction of $61,000 was primarily attributable to reduced payroll and related costs. For the first nine months of fiscal 2002, sales and marketing expenses were $2.34 million, or 33% of net sales, as compared to $2.91 million, or 41% of net sales, for the same period in fiscal 2001. This reduction of sales and marketing spending by $570,000 was primarily due to lower compensation and other payroll related expenses of $321,000, and reduced promotional expenses of $206,000.

     General & Administrative

         General and administrative expenses were $475,000, or 19% of net sales, for the third quarter of fiscal 2002, as compared to $353,000, or 14% of net sales, for the same period in fiscal 2001. The increase of $122,000 in general and administrative expenses in the third quarter of fiscal 2002 was principally due to an increase of $91,000 in outside consulting expenses.

     General and administrative expenses for the first nine months of fiscal 2002 were $1.33 million, or 19% of net sales, as compared to $1.05 million, or 15% of net sales for the same period in fiscal 2001. The increase in general and administrative expenses of $277,000 was primarily due to the combination of higher outside consulting expenses of $147,000, legal and accounting expenses of $87,000 and the absence of benefit obtained from the collection of previously written-off bad debts in the first nine months of fiscal 2001 of $95,000. The higher expenses for the first nine months of 2002 were offset partially by lower compensation expenses of $46,000.

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


Liquidity and Capital Resources

         As of September 30, 2002, we had approximately $4.84 million of cash and cash equivalents, as compared to $4.57 million at December 31, 2001. The increase in cash and cash equivalents of $270,000 was primarily due to an increase in cash provided by operating activities.

         The Company leases its corporate headquarters in Morgan Hill, California. The lease on the Morgan Hill facility has an initial term of five years, expiring in December 2005, with one conditional three-year option, which if exercised, would extend the lease to December 2008 commencing with rent at 95% of fair market value. As of September 30, 2002, the future minimum payments under the lease were approximately $854,000.

         In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan is subject to interest of 12.8% per annum and is repayable by December 2006. As of September 30, 2002, the future minimum payments were $72,000.

         In April 2001, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $25,000. This loan is subject to interest of 12.5% per annum and is repayable by April 2004. As of September 30, 2002, the future minimum payments were $15,000.

         In addition to the commitments shown above, we have a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2003, pursuant to which we may borrow 100% against pledges of cash at the bank's prime rate. Borrowings under this line of credit agreement are collateralized by all of our assets. areas of September 30, 2002, we were in compliance with the terms of the agreement and had no borrowings under the line of credit.

         As of September 30, 2002, net accounts receivable were $611,000, down from $680,000 at December 31, 2001. The decrease in net accounts receivable was largely attributable to improved collection of outstanding balances in the first nine months of fiscal 2002.

         Net inventory as of September 30, 2002 was $993,000, an increase from the $926,000 at December 31, 2001. The higher inventory was primarily due to a purchase of a component used in our fax server products from a supplier that has discontinued the product. The supplier has announced a replacement product, which we expect to begin to use after depleting existing inventory..

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

Small Decreases in the Company's Operating Results Could Adversely Impact the Company's Liquidity

         The Company's working capital is limited and its cash flow from operations is small. There can be no assurance that cash flow from operations will be positive in future quarters. If the Company operates at a loss for any reason, its liquidity will be diminished. In addition, the Company recently initiated a stock repurchase program in which the Company could use up to $1.5 million of its cash reserves to repurchase shares on the open market. Such stock repurchases will reduce the Company's working capital, leaving the Company more vulnerable to unexpected challenges and less able to take advantage of potential business opportunities.

History of Losses; Accumulated Deficit

         The Company has experienced significant operating losses and, as of September 30, 2002, had an accumulated deficit of $24.45 million. The development and marketing by the

Company of its current and new products will continue to require substantial expenditures. There can be no assurance that growth in net sales or profitability will be achieved or sustained in future years.

Nasdaq SmallCap Listing; Risk associated with Limited Market

         The Company's common stock has been listed on the Nasdaq SmallCap Market since April 1999. In order to maintain its listing on the Nasdaq SmallCap Market, the Company must maintain total assets, capital and public float at specified levels and generally must maintain a minimum bid price of $1.00 per share. If the Company fails to maintain the standards necessary to be quoted on the Nasdaq SmallCap Market, the Company's common stock could become subject to delisting. On March 12, 2002, the Company received a notice from the Nasdaq Stock Market that its common stock had failed to maintain the minimum bid price of $1.00 per share required for continued listing on the Nasdaq SmallCap Market. The notice stated that if the Company's common stock failed to meet the $1.00 bid price per share for a minimum of ten consecutive trading days prior to September 9, 2002, the Company's common stock would be delisted from the Nasdaq SmallCap Market. On September 10, 2002, the Company received a letter from NASDAQ stating that its common stock had failed to meet the minimum bid price requirement for ten consecutive trading days during the preceding 180 calendar day period. This letter also stated that if the Company did not appeal the decision of the staff, then NASDAQ would delist the Company's common stock from the SmallCap Market on September 18, 2002, before the trading day commenced. In response to this notice, on September 16, 2002, the Company requested a hearing to appeal the decision of the staff. NASDAQ delayed delisting the Company's common stock from the SmallCap Market until a hearing could be conducted and a decision rendered. A hearing was held on October 17, 2002. The Company is awaiting a written notification from NASDAQ regarding this matter. If the common stock is delisted, shareholders will find it more difficult to dispose of shares or to obtain accurate quotations as to the price of the common stock. It might also contribute to volatility in the market price of the Company's common stock and could adversely affect the Company's ability to raise additional equity or debt financing on acceptable terms or at all.

Rapid Technological Change; Risks Associated with New Products

         The market for the Company's products is affected by rapidly changing networking technology, evolving industry standards, increasing Internet usage and the emergence of other new communication technologies. The Company believes that its future success will depend upon its ability to enhance its existing products and to identify, develop, manufacture and introduce new products which conform to or support emerging network telecommunications standards, are compatible with a growing array of computer and peripheral devices, support popular computer and network operating systems and applications, meet a wide range of evolving user needs and achieve market acceptance. There can be no assurance that the Company will be successful in these efforts. The Company has incurred, and the Company expects to continue to incur, substantial expenses associated with the introduction and promotion of new products. There can be no assurance that the research and development expenses incurred will not exceed cost estimates or that new products will achieve market acceptance and generate sales sufficient to offset development and promotion costs. In order to develop new products successfully, the Company is dependent upon timely access to information about new technological developments and standards. There can be no assurance that the Company will have such access or that it will be able to develop new products successfully and respond effectively to technological change or new product announcements by others. Furthermore, the Company expects that printer and other peripheral manufacturers will add features to their products that make them more network accessible, which may reduce demand for the Company's print servers. There can be no assurance that products or technologies developed by others will not render the Company's products non-competitive or obsolete. The fax-on-demand market in general has been negatively affected by the growth of the Internet. Although the Company has new Web/fax/email products in development, there can be no assurance these products will compete successfully. Complex products such as those offered by the Company may contain undetected or unresolved hardware defects or software errors when they are first introduced or as new versions are released. Changes in the Company's or its suppliers' manufacturing processes or the inadvertent use of defective components by the Company or its suppliers could adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. The Company has in the past discovered hardware defects and software errors in certain of its new products and enhancements after their introduction. There can be no assurance that despite testing by the Company and by third-party test sites, errors will not be found in future releases of the Company's products, which would result in adverse product reviews and negatively affect market acceptance of these products.

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

Key Personnel

         Due to the Company's size, it is unusually dependent upon the continued contributions of a small number of key management, marketing, product development and operational personnel. Any vacancy in a key position could harm the Company's operations and financial results. Replacing a current key employee or adding a new key employee could be costly and have a significant impact on working capital. The Company has particularly limited resources to use to compensate its employees. For example, the Company currently has very few stock options available under its stock option plan to grant to its employees. Competition for employees in the technology sector is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. The Company does not carry key person life insurance with respect to any of its personnel.


Competition and Price Erosion

         The network enhancement products and computer software markets are highly competitive, and the Company believes that such competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce the prices of products. The Company competes principally in the market for network fax servers and network print servers and fax-on-demand software. Increased competition, direct and indirect, could adversely affect the Company's business and operating results through pricing pressure, loss of market share and other factors. In particular, the Company expects that, over time, average selling prices for its print server products will continue to decline, as the market for these products becomes increasingly competitive. Any material reduction in the average selling prices of the Company's products would adversely affect gross margins.

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

International Sales

         Sales to customers located outside Canada and the United States accounted for approximately 20%, 25% and 31% of the Company's net sales in fiscal 2001, 2000 and 1999, respectively, and 17% for the nine months ended September 30, 2002. The Company sells its products in approximately 40 foreign countries through approximately 50 international distributors. Macnica, the Company's principal Japanese distributor, accounted for approximately 46%, 60% and 60% of the Company's international sales in fiscal 2001, 2000 and 1999, respectively, and 10%, 15% and 18% of the Company's total net sales in fiscal 2001, 2000 and 1999, respectively. Sales to Macnica accounted for approximately 5% of the Company's total net sales in the nine months ended September 30, 2002. The Company expects that international sales will continue to represent a significant portion of the Company's product revenues and that the Company will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. There can be no assurance that the Company will not experience difficulties resulting from changes in foreign laws relating to the export of its products in the future. In addition, because the Company primarily invoices its foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for the Company's products by causing its prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on the Company's international sales and a resulting material adverse effect on the Company's business, operating results and financial condition. In fiscal 2001, the Company downsized its operations in the United Kingdom and entered into an agreement with a distributor to service the region. In addition, the Company entered into a separate agreement in fiscal 2001 with a Japanese distributor to sell the Company's LANpress products in Japan, from which the Company is entitled to receive a royalty on sales of these products. The Company may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. There can be no assurance that the Company will be able to maintain the historical level of international sales in the future. Any fluctuations in international sales will greatly affect the Company's operating results and financial condition.

Lack of Product Revenue Diversification

         The Company derives substantially all of its sales from its fax and print server products. The Company's fax server products accounted for 91% of its total sales in fiscal 2001 and 94% of its total sales for the nine months ended September 30, 2002. The Company is leveraging its expertise in these areas to develop new messaging features and products to support greater integration into corporate network environments and with Internet communications. The Company expects that its current products will continue to account for a majority of the Company's sales in the near future. A decline in demand for these products as a result of competition, technological change or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on the Company's business, operating results and financial condition.

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

Concentration of Distributors; Distribution Risks

         The Company sells its products primarily through a two-tier domestic and international distribution network. The Company's distributors sell Castelle's products to VARs, e-commerce vendors and other resellers. The Company's distributors typically represent other products that are complementary to, or compete with, those of the Company. In particular, certain of the Company's competitors, including Hewlett-Packard and Intel, sell a substantially higher dollar volume of products through several of the Company's large U.S. distributors, and as a result, the Company believes such distributors give higher priority to products offered by such competitors. The Company's distributors are not contractually committed to future purchases of the Company's products and could discontinue carrying the Company's products at any time for any reason. In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. The Company has a stock rotation policy with certain of its distributors that allows them to return marketable inventory against offsetting orders. Should the Company reduce its prices, the Company credits certain of its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. In addition, due to industry conditions or the actions of competitors, inventory levels of the Company's products held by distributors could become excessive, resulting in product returns and inventory write-downs. Although the Company provides an allowance for anticipated returns and for price protection, and believes its existing policy results in the establishment of an adequate allowance , there can be no assurance that in the future returns and price protection will not have a material adverse effect on the Company's business, operating results and financial condition.

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

Dependence on Proprietary Rights; Uncertainty of Obtaining Licenses

         The Company's success depends to a certain extent upon its technological expertise and proprietary software technology. The Company relies upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect its technologies. Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries in which the Company produces or sells its products either do not protect the Company's proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States of America and internationally, there can be no assurance that the Company's current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. The Company also relies on technology licenses from third parties. There can be no assurance that these licenses will continue to be available to the Company upon reasonable terms, if at all. Any impairment or termination of the Company's relationship with third-party licensors could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's precautions will be adequate to deter misappropriation or infringement of its proprietary technologies. Furthermore, while the Company has obtained federal registration for many of its trademarks in the United States of America, certain of its trademarks have not been registered in the United States of America or foreign jurisdictions. There can be no assurance that the Company's use of such registered trademarks will not be contested by third parties in the future.

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

Possible Volatility of the Company's Common Stock Price

         The price of the Company's common stock has fluctuated widely in the past. Sales of substantial amounts of the Company's common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the Company's common stock. The management of the Company believes that such past fluctuations may have been caused by the factors identified above as well as announcements of new products, quarterly fluctuations in the results of operations, the announcement of a stock buyback program, and other factors, including changes in the condition of the personal computer industry in general. These fluctuations, as well as general economic, political and market conditions, such as recessions or international currency fluctuations, may adversely affect the market price of the Company's common stock. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other technology companies, often for reasons unrelated to the operating performance of the specific companies. The Company anticipates that prices for Castelle common stock may continue to be volatile. Such future stock price volatility for Castelle common stock may provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on the Company's business, operating results and financial condition.

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

Voting Control by Officers, Directors and Affiliates

         As of October 24, 2002, to the Company's knowledge and based on public filings, the Company's officers and directors and their affiliates beneficially owned approximately 29% of the outstanding shares of the Company's common stock. Accordingly, together they had the ability to significantly influence the election of the Company's directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We had no holdings of derivative financial or commodity instruments at September 30, 2002. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While most of our sales are transacted in U.S dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements, and therefore we believe that fluctuations in foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market account and related interest income would not be significantly impacted by changes in interest rates due mainly to the highly liquid nature of this investment.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and our chief financial officer, based upon their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that as of their evaluation date, our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

         There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, which occurred as of the evaluation date referenced in the above paragraph.

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

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                     Reports on Form 8-K

                     On September 16, 2002 the Company filed a Form 8-K reporting, under Item 5, Other Events, the receipt of a letter from NASDAQ informing the Company that it was not in compliance with certain listing standards. On the same day, the Company notified NASDAQ of its intention to appeal the NASDAQ staff determination and requested a hearing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Scott C. McDonald                               Date: November 6, 2002
      Scott C. McDonald
      Chief Executive Officer and President
      (principal executive officer)

By:   /s/ Paul Cheng                                      Date: November 6, 2002
      Paul Cheng
      Vice President of Finance and Administration
      Chief Financial Officer
      (principal financial officer and principal accounting officer)
      Secretary

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

         I, SCOTT C. MCDONALD, certify that:
1.       I have reviewed this quarterly report on Form 10-Q of Castelle;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002               By:  /s/ Scott C. McDonald
                                           Scott C. McDonald
                                           Chief Executive Officer and President

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

         I, PAUL CHENG, certify that:
1.       I have reviewed this quarterly report on Form 10-Q of Castelle;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 6, 2002                        By:  /s/ Paul Cheng
                                                         Paul Cheng
                                                         Chief Financial Officer