Form 10-K
period 2002-12-31
CASTELLE \CA\
filed 2003-03-28
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes     No  |X|
    ---    -----

The approximate aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market on June 28, 2002 was $3,093,580.

The number of shares of common stock outstanding as March 7, 2003 was 3,160,947.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be incorporated by reference from certain portions of Castelle's proxy statement relating to its 2002 Annual Meeting of Shareholders to be filed with the SEC or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2003.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry. All of our forward-looking statements involve risks and uncertainties. The Company's actual results could differ significantly from our expectations and from the results expressed in or implied by these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances. Important factors that may cause results to differ from expectations include those discussed in Risk Factors beginning on page 26 in this document.

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

          Castelle develops, manufactures, markets and supports office automation systems that allow organizations to implement faxing and printing over local area networks and the Internet. A market leader in fax solutions for small to medium sized workgroups, Castelle's FaxPress fax servers provide a simple way to integrate fax with email, desktop and back-end applications. The Company also provides LANpress print servers, which enable users to locate printers anywhere on the network, and the InfoPress information-on-demand software suite. Castelle products are designed to be easy to use and maintain, and provide an economical way for companies to share resources over their networks.

         The Company's products have historically centered on fax and print servers and related technologies. Beginning in 1997, the Company's revenues declined as competition increased, primarily with the print server products in the Asia Pacific region, while at the same time the Internet and other networking technologies advanced. As a result, the Company experienced annual operating losses during 1997 through 1999. During the past four years, management has redirected the Company's efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. Through the introduction of enhanced fax automation products that generate higher gross profits, restructuring and cost reductions, the Company was able to report operating profits in the fourth quarter of 1999 and in each of the four quarters of 2000. In 2000, the Company recorded a profit of $732,000 with sales at $14.8 million. The Company incurred a loss of $591,000 in 2001 with sales of $9.4 million, resulting from a decrease in demand for our products due in part to the slowness of the economy. The Company's sales and profitability rebounded beginning in the third quarter of 2001, and the Company recorded a profit of $659,000 in 2002 with sales at $9.8 million.

Industry Background

         In the mid-1980s, organizations began to interconnect personal computers into local area networks (known as "LANs") in order to allow work groups to share files, peripherals such as printers, and other specialized applications. As LANs have proliferated throughout organizations and client/server architectures have gained acceptance, they have become increasingly complex and the applications operating on computer networks have become more critical to the success of the business enterprise. The further proliferation of the Internet and Intranets and popularity of electronic communications expanded the role of LANs as a means to provide common access to the Internet, email and other office automation applications. Installation, maintenance and administration of LAN equipment required a staff of highly skilled professionals. The costs associated with LANs and related equipment, server-class hardware, specialized software, network integration and support services are significant and typically affordable only by larger organizations. Many businesses were not able to afford office automation applications beyond basic email, such as integrating fax technology into the network. This has created the opportunity for specialized networking equipment that would perform a single application very well, known in the industry as a "server appliance". It is similar to using a toaster instead of an oven, it does a specific job better and it costs less. A server appliance is an integrated hardware and software product designed to reduce the complexity and cost for a specific server-based application. Internet routers, email servers, remote access servers, communication servers, fax servers and print servers are examples of server appliances used by businesses today.

         The Company pioneered server appliances, establishing a benchmark for "plug and play" and ease of use with its fax and print server product families.

         Fax Office Automation Products: Fax machines have become a basic method of doing business worldwide. Fax is ubiquitous in business; many homes even have fax machines. While computers have automated many business applications, faxing remains as a basic method of business communication. We believe fax is here to stay, just as the computer in its quest for the paperless society has not replaced paper. Fax servers integrate legacy fax business methods into LANs and the Internet to improve office productivity. Fax servers also provide the opportunity for new business applications to be developed to take advantage of the inherent strength and prevalence of fax machines. Every business in the world has a fax machine which can be used as a remote printer to receive information directly from a corporate information system via a fax server. Sending purchase orders, invoices, order confirmations, etc. directly to a fax machine, as compared to using the mail, is a growing segment of the fax server market.

         The increasing popularity of email and the Internet has provided a boost to all types of electronic communications as many users and organizations become more comfortable and accustomed to their use. To further simplify and improve inter- and intra-organizational communications, corporate Management Information Services departments are looking for ways to integrate different types of messaging into a unified messaging environment. Fax remains one of the key business communication tools and is one of the essential components of the corporate messaging environment. In corporate communication infrastructures, fax is being integrated into email. To facilitate this capability companies install email-integrated fax server systems.

         Fax servers allow users to send and receive faxes as easily as emails, using the same email application for both types of messages. A fax server can sort incoming faxes directly and deliver them electronically and confidentially to the electronic mailboxes of the intended recipients. A fax server can also be used as an independent network shared system in environments that require high volume incoming and outgoing faxes. Users are able to send and receive faxes directly from their computers or workstations, eliminating the need to print a document, take it to a stand-alone fax machine and wait for its transmission. Fax servers can help reduce fax transmission costs by sending non-urgent faxes at "off-peak" telephone rates and by utilizing fax over the Internet technology.

         Many fax servers are implemented using complex software that requires a Windows or UNIX network operating system, a server-class computer, and specialized expensive fax modems. Castelle's fax server, FaxPress, is a self-contained unit with all the necessary hardware and software to integrate fax into network, desktop, email and back-end applications. As a server appliance, it is designed to be easy to use and maintain and we believe that it is more economical than other solutions.

         Automated delivery of information is another popular application of fax technology. Fax-on-demand is the ability to use a touch-tone phone and a fax machine to request and receive copies of documents on demand. Although there are a wide variety of applications installed, the two most common applications are customer support and literature fulfillment applications. The largest industry using fax-on-demand is the high-technology sector, with applications also installed in travel, government, newspapers, manufacturing and non-profit organizations. Essentially, any company with information to disseminate publicly is a potential information-on-demand customer. Castelle's InfoPress product line provides a comprehensive solution for automated information delivery via fax and email.

         Print Servers: The sharing of printers, which is a basic benefit of a LAN, has traditionally been provided by connecting a printer either to a network file server or to a dedicated personal computer on the network. However, direct connection to the file server has several disadvantages, including the risk of the file server being overburdened by the processing required to print large or graphically complex files, lower print transfer speeds and location inflexibility. Similarly, printer connection to a dedicated personal computer, while providing better location flexibility, is more costly and offers substantially lower print file transfer speed than a dedicated print server can provide. A print server directly connects one or more printers to a LAN, providing a cost-effective, high-speed solution to the demand for shared print resources on a LAN. In addition to providing location flexibility and convenience, print servers improve network performance by relieving the burden on the file server. Furthermore, print servers enable users to access essential information about the status of the printer and their print files and to select their desired printer configuration.

         Server appliances, such as communications/messaging servers and print servers, have emerged and gained market acceptance due to their ability to significantly reduce complexity and cost associated with the installation and maintenance of networking systems. These appliances also make the complex functionality of Internet and Intranet communications available and affordable to many smaller businesses. As MIS professionals in larger organizations and business owners of smaller enterprises continue to recognize the benefits of server appliances to provide such critical functionality as Internet and Intranet communications, remote access, scanning, faxing, electronic mail and related functions, the Company believes that the demand for such network systems will increase.


Castelle Strategy

         The Company's objective is to be a leading worldwide supplier of server appliances providing office automation solutions and other shared services. The Company pioneered server appliances, establishing a benchmark for "plug and play" and ease of use with its fax and print server product families. The Company's products are installed in many Fortune 1000 firms, and in small and medium sized businesses worldwide. The Company is now applying its proven technology to the office, integrating desktop fax automation, email, Internet connectivity, print and other shared services.

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

         Focus on Application Solutions and Communications: The Company focuses on developing application solutions for inter and intra-company communications. The Company believes that its focus on application servers rather than on infrastructure systems enables the Company to offer products that bring higher value services to customers and provide a higher margin to the Company.

         Expand Product Line: The Company is leveraging its expertise in server appliances to offer new easy-to-use, cost-effective solutions. The Company continues to expand both its fax and print server products and apply its proven technology to other areas.

         Focus on E-commerce and Other High Volume Distribution Channels: The Company has established a two-tier domestic and international distribution network of leading national and regional network product distributors and resellers including Ingram Micro and Tech Data. The Company's products are well suited for sale by e-commerce vendors and the Company has been successful working with leading resellers such as CDW and Insight. The Company is focused on maintaining and strengthening its current distribution network in North America, Europe and Asia-Pacific regions.

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

Products

         The Company develops and markets a range of server appliance products that enhance network productivity, performance and functionality. The Company's current products are grouped into two areas: fax server products, including a range of software enhancements, and print servers.

         Fax Server Products: The Company offers the FaxPress family of email-integrated fax server appliances. The Company positions the FaxPress as the easiest way to add faxing to a company's network and integrate fax with email. FaxPress allows network users to send, receive, route, print, store, edit and retrieve fax transmissions from their own personal computers on a local area network. FaxPress can be integrated into an email system creating a unified fax/email messaging environment. FaxPress enables users to transmit documents directly to a fax device as easily as if they were printing to a laser printer or sending an email message. The product also provides network administration features like control, monitoring, logging or configuration. The Company's fax server products are designed to comply with current regulatory standards in the United States, Europe and the Pacific Rim. During 2002, 2001, and 2000, fax products represented 95%, 91% and 86%, respectively, of total net sales.

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

o                 Ability to create a unified fax/email messaging environment:
                  FaxPress has the ability to integrate fax into a corporate email system, allowing users to send and receive faxes in the same manner as emails. FaxPress supports Microsoft Exchange/Outlook, Lotus Notes, Novell GroupWise, Netscape and other SMTP compatible email systems. Castelle's unique Outlook Direct interface offloads fax processing from MS Exchange Server while maintaining tight integration with the Outlook client.

o Integration with many popular accounting and Customer Relationship Management applications: FaxPress is available with the Reform-for-FaxPress software package from FabSoft that allows users to send faxes from many popular accounting, financial and payroll systems including Oracle, SAP, PeopleSoft, Great Plains, ACCPAC, and Macola. Reform can support any application that supports form printing.

o Ability to send faxes from many applications: Easy faxing from within any Windows, Windows 95/98 and Windows NT/2000/XP application such as Microsoft Office and Lotus Smart Suite.

o Electronic delivery of faxes to desktops: FaxPress supports several methods to deliver incoming faxes direct to the email or fax inbox of the intended recipient. Such methods include Direct Inward Dialing, Dual Tone Multifrequency, T.30 sub-addressing, and line routing.

o                 Internet faxing capabilities reduce transmission costs:
                  FaxPress enables users to connect several units via the Internet or the Intranet to form a private Fax-over-IP network that can significantly reduce the cost of fax transmissions.

o Integration into custom applications: The Company provides a software development kit that allows programmers to integrate faxing functions into their current applications or to create new customized applications that use the FaxPress server.

o Software Options: The Company offers a range of value-added software options that increase the functionality of Castelle's FaxPress systems and enables the FaxPress to address specialized applications as mentioned above. Software upgrades and options are available to the installed base of FaxPress units at prices ranging from $495 to $995.

         The Company offers a family of FaxPress fax server systems ranging from entry-level products targeted for small businesses with fewer than 50 users to high-end fax solutions capable of supporting enterprise-wide installations. The suggested U.S. list prices for FaxPress fax server products range from $1,495 to $9,995. Server pricing is based on hardware model, with no per-user costs. The FaxPress 2500, 5000 and 7000 families come with the FaxPress 7.0 network fax software that adds integration with popular email packages, and many advanced fax management and integration features. FaxPress 7.0 Email Integration is not included on FaxPress Small Business Edition ("SBE"). The following table summarizes the Company's FaxPress system products:


                                                                 ---------------------------------
                                                                       Network Environment
--------------------------------------------------------------------------------------------------
                       Number of                                    NetWare          Windows
                        Modems         Email          Network    3.x, 4.x, 5.x     NT/2000/XP
    Product Model                   Integration      Topology        (IPX)          (IPX,IP)
--------------------------------------------------------------------------------------------------
FaxPress SBE               1        Not included     Ethernet         |X|              |X|
FaxPress 2500              2            |X|          Ethernet         |X|              |X|
FaxPress 5000          2, 4 or 8        |X|          Ethernet         |X|              |X|
FaxPress 7000              8            |X|          Ethernet         |X|              |X|
FaxPress 7500              8            |X|          Ethernet         |X|              |X|
--------------------------------------------------------------------------------------------------


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


         Castelle's InfoPress is a software product designed to operate on Microsoft Windows NT/2000/XP platforms. The system utilizes voice and fax processing hardware, as well as telephone system interface (analog or T1) hardware with as few as two and as many as 288 ports that are actually deployed at a customer site.

o Fax-on-Demand: Fax-on-demand allows a user to request and receive information on demand by dialing a telephone number. The user interacts with a series of voice prompts to select specific documents, by simply using the telephone keypad, and requesting delivery of these documents to a fax number.

o Email-on-Demand: Email-on-demand allows a user to request and receive information on demand by using email. Auto-reply email exists today, but is limited to receiving one document, usually in text format. The main benefit of email-on-demand is the ability to share the document library with fax-on-demand.

o Web Integration: InfoPress supports Web HTML documents in the document library. The documents are automatically rendered into a fax document when required.

         Print Servers: Printer sharing continues to be one of the important benefits of computer networking. Print servers are the most efficient and economical way of sharing printers on networks. While demand for print servers in various sizes of businesses continues to grow, the market is very competitive. The Company has been involved in the print server business for more than ten years. After continuous improvements on the cost and feature set, Castelle's LANpress has become a well-received print server product line. Our latest print server models incorporate a RISC microprocessor, Fast Ethernet, Windows, Internet Printing and many other attractive new features. Castelle's LANpress JR is the world's smallest print server commercially available today. It's similar in size to that of a standard printer cable connector. The suggested U.S. list price for LANpress print servers ranges from $149 to $345. During 2002, 2001 and 2000, print server products represented 5%, 9% and 14%, respectively, of total net sales.

         The following table summarizes the Company's line of LANpress external print servers:

                                           -------------------------------------------------
                                          |                 Network Environment              |
---------------------------------------------------------------------------------------------------------------------
                                 Ethernet                           Windows                      Flash
                                            NetWare
                                  Network   3.x,                    95/ 98/        Apple        Upgrade    Internet
     Product Configuration       Interface  4.x, 5.x  UNIX TCP/IP  NT/2000/XP    Ethertalk    Capability    Printing
----------------------------------------------------------------------------------------------------------------------
LANpress JR 10/100 MP (1)         10/100       |X|        |X|         |X|           |X|           |X|         |X|
LANpress 3P/100                   10/100       |X|        |X|         |X|           |X|           |X|         |X|
LANpress Jr. MP (2)                 10         |X|        |X|         |X|           |X|           |X|         |X|
LANpress 2000 2+1 MP (3)          10/100       |X|        |X|         |X|           |X|           |X|         |X|
----------------------------------------------------------------------------------------------------------------------

(1)One Centronics parallel port
(2)Connects directly to port on Printer
(3)Numbers refer to the number of parallel and serial port connections, respectively.



Research and Product Development

         The Company has invested substantially in research and product development since inception. The Company believes its future performance will depend in large part on its ability to enhance its current products, to expand its product offerings, to maintain technological competitiveness and meet an expanding range of customer requirements.

         Castelle continues to invest in enhancing its server appliance product lines by developing new versions of client and server software and server hardware. The product feature set is driven by the increasing complexity of user needs. The changing corporate communications/messaging environment and increasing demand for easy-to-use networking systems define these needs. The development efforts are focused on enhancing functionality of existing products and developing other systems to expand our product offerings. The Company's development efforts are focusing on high value applications, while relying on our partners to provide basic functionality for some of our product lines.

         In 2002, the Company developed and released version 7.0 of its FaxPress software. The new release of FaxPress 7.0 Network Fax Software offers a new level of email integration, expanded operating environments and fax automation. It includes a new gateway for IBM Lotus Notes email integration, improved integration with Microsoft Exchange, enhanced Windows XP and Citrix MetaFrame XP support, improved Novell client support, production faxing and fax automation made easy.

          The current FaxPress fax server product line is continuously being enhanced to offer greater integration into corporate networking environments.

         There can be no assurance that the Company will be successful in developing and marketing the new software and hardware product versions or in identifying and responding to other emerging technological developments or that any development will achieve commercial acceptance. The Company is seeking and will continue to seek to hire additional skilled development engineers. Such engineers are likely to be in short supply, and the Company's business, operating results and financial condition could be adversely affected if it encounters delays in hiring or fails to retain the required skilled engineers. See "Risk Factors -- Our success depends upon the continued contributions of our key management, marketing, product development and operational personnel. The
Company spent $1.4 million, $1.8 million and $1.8 million in research and development activities in 2002, 2001 and 2000, respectively.

Sales, Marketing and Distribution

         The Company sells its products through multiple channels, determined by the product, market and customer need. The Company has an established two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. Software enhancements and options that complement the FaxPress products are primarily marketed directly by the Company to registered end users. The direct sales group works closely with distributors and value-added resellers ("VARs") in qualifying sales opportunities for the fax and print server products. The Company also sells some products through the on-line store on its Web site. Demand for the Company's products is created through a variety of marketing programs. These programs are targeted toward end-users to stimulate demand for the products and toward distributors, resellers, VARs and e-commerce vendors to promote the product in the sales channel. These programs include targeted and active participation in industry networking and communication trade shows, as well as advertising in associated publications. The Company increases awareness of its products by Internet marketing via targeted e-advertising, publishing and sponsoring email newsletters, enhancing its Web presence, print advertising, conducting direct mail campaigns, offering seminars, trade shows and conferences, and other forms of public relations efforts. The Company's Web site has been updated and designed to assist customers in obtaining information about Castelle products and contacting Castelle sales personnel, and offers selected products and services through the Company's on-line store.

          The Company's products are well suited for sale by e-commerce vendors, and the Company has experienced success working with leading resellers such as CDW and Insight.

         In 2002, Ingram Micro and Tech Data individually accounted for more than 10% of the Company's sales and collectively represented approximately 50% of the Company's net sales. In 2001, the same distributors accounted for approximately 45% of the Company's net sales. In 2000, Ingram Micro and Macnica accounted for 31% of the Company's net sales. Sales to customers located in the Pacific Rim and Europe comprised approximately 18%, 21% and 25% of the Company's net sales in 2002, 2001 and 2000, respectively. In 2000, the Company terminated its agreement with Merisel, a domestic distributor, due to the change in the distributor's business strategy, which was not in line with the Company's business strategy. The Company's distributors typically represent other products that are complementary to or compete with those of the Company. While the Company attempts to encourage its distributors to focus on its products through a variety of marketing and support programs, distributors may give higher priority to products of other suppliers, thereby reducing the efforts they devote to selling our products. In particular, certain of our competitors, including Hewlett-Packard and Intel, sell a substantially higher total dollar volume of products through several of the Company's large U.S. distributors and, as a result, the Company believes such distributors give higher priority to products offered by such competitors. The Company's distributors are not contractually committed to future purchases of the Company's products and could discontinue carrying the Company's products at any time for any reason. The Company has a stock rotation policy with certain of its distributors that allows them to return marketable inventory against offsetting orders. In the event that the Company reduces its prices, the Company credits certain of its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. See "Risk Factors - We sell our products through a limited number of distributors, and any deterioration in our relationship with those distributors would harm our business, operating results and financial condition."

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

Manufacturing

         The Company's current in-house manufacturing operations consist primarily of material planning, assembly, final testing, quality control and service repair. Certain of the Company's manufacturing operations are performed by third-party manufacturers that provide customized, integrated manufacturing services, including procurement, manufacturing and associated printed circuit board assembly. The Company also relies on SerComm to manufacture certain of its print server products. These arrangements enable the Company to shift certain costs to such providers, thereby allowing the Company to focus resources on its product development efforts. The failure of such manufacturers, particularly SerComm, to meet their contractual commitments to the Company could cause delays in product shipments, thereby potentially adversely affecting the Company's business, operating results and financial condition.

         The Company does not currently have any material long-term supply contracts with any of its manufacturing subcontractors or component suppliers other than an agreement with SerComm relating to the manufacture of print servers. The Company purchases components on a purchase order basis. The Company owns all engineering, sourcing documentation, functional test equipment and tooling used in manufacturing its products, except for the products that are produced by SerComm, and believes that it could shift product assembly to alternate suppliers if necessary. Certain key components of the Company's products, including a modem chip set from Conexant, and microprocessors from Motorola, are currently available from single sources. Other components of the Company's products are currently available from only a limited number of sources. In addition, the Company subcontracts a substantial portion of its manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support the manufacturing requirements of the Company. The Company's ability to obtain these components or sub-assemblies is dependent upon its ability to accurately forecast customer demand for its products and to anticipate shortages of critical components or sub-assemblies created by competing demands upon suppliers. If the Company were unable to obtain a sufficient supply of high-quality components or sub-assemblies from its current sources, the Company could experience delays in obtaining such components or sub-assemblies from other sources. Resulting delays or reductions in product shipments could adversely affect the Company's business, operating results and financial condition and damage customer relationships. Furthermore, a significant increase in the price of one or more of these components or sub-assemblies or the Company's inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect the Company's business, operating results and financial condition. See "Risk Factors
- If we fail to obtain components of our products from third-party suppliers and subcontractors, our business could suffer."

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

         The principal competitive factors affecting the market for the Company's products include product functionality, performance, quality, reliability, ease of use, quality of customer training and support, name recognition, price, and compatibility and conformance with industry standards and changing operating system environments. Several of the Company's existing and potential competitors, most notably the Hewlett-Packard Company and Intel Corporation, have substantially greater financial, engineering, manufacturing and marketing resources than the Company. The Company also experiences competition from a number of other software, hardware and service companies. In addition to its current competitors, the Company may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripheral, communications and software companies. In the fax server market the Company competes with companies such as Captaris Inc., Omtool, Ltd. and Computer Associates International, Inc. There can be no assurance that competitors will not introduce products incorporating technology more advanced than the technology used by the Company in its products. In addition, certain competing methods of communications such as the Internet or electronic mail could adversely affect the market for fax products. Certain of the Company's existing and potential competitors in the print server market are manufacturers of printers and other peripherals, and these competitors may develop closed systems accessible only through their own proprietary servers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- The markets for our products are highly competitive and may become more competitive in the future" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

         Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's precautions will be adequate to deter misappropriation or infringement of its proprietary technologies. Furthermore, while the Company has obtained federal registration for many of its trademarks in the United States, certain of its trademarks have not been registered in the United States and the Company has registered some of its trademarks in foreign jurisdictions. There can be no assurance that the Company's use of such unregistered trademarks will not be contested by third parties in the future. In addition, the laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally there can be no assurance that the Company's current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. The Company also relies on technology licenses from third parties. There can be no assurance that these licenses will continue to be available to the Company upon reasonable terms, if at all. Any impairment or termination of the Company's relationship with third-party licensors could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- We depend on proprietary technology, and inability to develop and protect this technology or license it from third parties could adversely affect our business, operating results and financial condition."

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

Employees

         As of February 28, 2003, the Company employed a total of 44 full-time equivalent personnel, 11 in operations, 9 in sales and marketing, 7 in engineering, 7 in customer service and 10 in finance and administration. The Company has not experienced a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

Executive Officers

         The names of the executive officers of the Company and their ages as of February 28, 2003 are set forth below:

     Name                 Age            Position
Scott C. McDonald         49   President, Chief Executive Officer
Paul Cheng                54   Vice President, Finance and Administration,
                               Chief Financial Officer and Secretary
Eric Chen                 50   Senior Vice President, Engineering and
                               Product Marketing
Richard Fernandez         43   Vice President, Operations
Edward J. Heinze          57   Vice President, Sales, U.S.
Michael Petrovich         41   Vice President, Sales, International


Scott C. McDonald

         Mr. McDonald joined the Company as President and Chief Executive Officer in April 2002. Mr. McDonald has served as director of Castelle since April 1999. From May 2001 to the first quarter of 2002, Mr. McDonald served on the board of directors for Octant Technologies and Digital Power Corporation and provided consulting services. Mr. McDonald served as the Chief Financial and Administrative Officer at Conxion Corporation, a network and Internet services company, from December 1999 to April 2001. From 1997 to 1999, Mr. McDonald served on the board of directors for CIDCO Inc, Octant Technologies Inc. and Digital Power Corporation; in addition to providing consulting services to CIDCO Inc. From 1993 to 1997, Mr. McDonald served as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary at CIDCO, Inc., an innovator in advanced telephony products. From 1989 to 1993, Mr. McDonald was Chief Financial Officer and Vice President, Finance & Administration at Integrated Systems, Inc., a provider of embedded operating software and design automation tools. Prior to 1989, Mr. McDonald held financial management and operations positions with Computer Products, Inc., Compower Corporation, Monterey Federal Credit Union and the J.M. Smucker Company. Mr. McDonald currently serves on the board of directors of privately held Octant Technologies, Inc. Mr. McDonald holds a BS in Accounting from the University of Akron and an MBA from Golden Gate University.

Paul Cheng

         Mr. Cheng joined the Company in April 2000 and has served as Vice President, Finance and Administration since that time. In March 2001, Mr. Cheng was appointed as Chief Financial Officer and Secretary. Mr. Cheng brings more than 20 years of financial experience from a career that was launched in Hong Kong where he was the Plant Controller of Fairchild Semiconductor operations. Before joining Castelle, he served as the Vice President of Finance and Administration at Eclipse International, Inc., a systems development company, from April 1997 to March 2000. In addition, he has held various executive positions including the Vice President of Finance at Quintus Corporation, a developer of customer relations management software from 1993 to 1995 and Corporate Controller at Power Integration, Inc., a semiconductor manufacturer from 1995 to 1997. Mr. Cheng is a member of the Chartered Certified Accountants and holds a BS in Accounting from Hong Kong.

Eric Chen

         Mr. Chen joined the Company in 1989 and was appointed Vice President, Engineering in May 2000. In May 2002, Mr. Chen was appointed Senior Vice President, Engineering and Product Marketing. Mr. Chen initially worked on software development projects including developing the first FaxPress e-mail gateways, porting FaxPress to non-Novell platforms, and the first menu-driven installation and configuration programs for both FaxPress and LANpress. Most recently, Mr. Chen has been the Director of Print Server Product Marketing and Business Unit and has managed the engineering development and manufacturing business relationships with Castelle partners. Before joining Castelle, Mr. Chen was with 3COM, a network solutions provider. Mr. Chen has a BS in Engineering from Taiwan and an MS in Computer Science from the University of Massachusetts.

Richard Fernandez

         Mr. Fernandez joined the Company in June 2002 as Director of Operations and was appointed Vice President of Operations in December 2002. Mr. Fernandez has more than 22 years of manufacturing and materials planning experience prior to joining the Company. Prior to joining Castelle, Mr. Fernandez managed the acquisition of servers and storage devices for Conxion Corporation from June 2000 to May 2002. Prior to joining Conxion, Mr. Fernandez was Director of Operations with CIDCO, Inc. since March 1994. In addition, Mr. Fernandez has held various management positions with Computer Products Inc., MAD Intelligent Systems and Sperry Univac.

Edward J. Heinze

         Mr. Heinze has been with the Company since 1994. Mr. Heinze was appointed Vice President, Sales, U.S. in January 2000. Prior to his appointment to Vice President, Mr. Heinze served Castelle as Product Manager of the Fax Product Line, and Regional Sales Manager. Before joining Castelle, Mr. Heinze served in several capacities at Visual/White Pine Software, a software developer, including Vice President of Sales. Prior to his tenure at White Pine, he was Chief Operations Officer for XMARK, a computer systems manufacturer, and Vice President of Sales and Marketing at EIT, Millicom, Olympia, and Ontel. He holds a BS degree from Waynesburg College.

Michael Petrovich

         Mr. Petrovich, Vice President, Sales, International, joined the Company in 1992. He was appointed Vice President, International Sales in October 2000. Prior to joining the Company, Mr. Petrovich was the marketing communications manager for Novell's National Reseller Organization, a software company. In this role Mr. Petrovich focused on business strategies and development of Novell's direct reseller sales channel. Before joining Novell, Mr. Petrovich held sales and marketing positions at Excelan, a LAN manufacturer, and International Microcircuits Incorporated, a semiconductor company. Since joining the Company, Mr. Petrovich has concentrated on developing the Asia Pacific marketplace and its distribution sales channel. Most recently Mr. Petrovich has taken on the responsibilities for all sales outside the Americas, including Asia and Europe. Mr. Petrovich holds a BA in Behavioral Sciences from San Jose State University.


ITEM 2.       PROPERTIES

         The Company's headquarters, including its executive offices and corporate administration, development, manufacturing, marketing, sales and technical services/support facilities, are located in Morgan Hill, California in approximately 16,600 square-feet of leased office space. The Company occupies this facility under a lease, the term of which expires in December 2005 with one conditional three-year option, which if exercised, would extend the lease to December 2008. The Company also rents office space for sales and customer support in Illinois. The Company believes its existing facilities will be adequate to meet its requirements for the foreseeable future.


ITEM 3.       LEGAL PROCEEDINGS

         From time to time, the Company is involved in various legal proceedings in the ordinary course of business. The Company is not currently involved in any litigation which, in management's opinion, would have a material adverse effect on its business, operating results, cash flows or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to the Company's business in the future.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The Company held its 2002 Annual Meeting of Shareholders on December 20, 2002 (the "2002 Annual Meeting").

         At the 2002 Annual Meeting, under Proposal No. 1, the Company's shareholders elected four directors nominated by the Board of Directors by the votes indicated:

        Nominee                     Votes in Favor           Votes Withheld

 Robert H. Hambrecht                4,250,594                  86,300
 Scott C. McDonald                  4,240,269                  96,625
 Donald L. Rich                     4,240,269                  96,625
 Peter R. Tierney                   4,250,594                  86,300

       Proposal No. 2 to adopt the 2002 Equity Incentive Plan to provide 850,000 shares for future grants was approved with 3,311,497 votes in favor of the proposal, 183,520 votes against and 19,999 votes abstained.

       Proposal No. 3 to approve an amendment to the Company's Articles of Incorporation to enable a reserve stock split was approved with 4,079,575 votes in favor of the proposal, 247,320 votes against and 9,999 votes abstained.

       Proposal No. 4 to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2002 was approved with 4,205,766 votes in favor of the of the proposal, 2,069 votes against and 129,059 votes abstained.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's common stock (Nasdaq symbol "CSTL") began trading on the Nasdaq National Market on December 20, 1995 and was transferred to the Nasdaq SmallCap Market as of April 1999. The following table shows the closing high and low sale prices per share of the Company's common stock as reported on the Nasdaq SmallCap Market. Such quotations do not include retail markups, markdowns or commissions.

2001                            HIGH                 LOW
     First Quarter                  $1.53               $0.88
     Second Quarter                 $1.10               $0.75
     Third Quarter                  $1.20               $0.56
     Fourth Quarter                 $0.89               $0.56

2002                            HIGH                 LOW
     First Quarter                  $1.01               $0.64
     Second Quarter                 $0.80               $0.57
     Third Quarter                  $0.85               $0.50
     Fourth Quarter                 $1.15               $0.47


         As of March 13, 2003, there were 645 holders of record of the Company's common stock. On March 13, 2003 the last sale price reported on the Nasdaq SmallCap Market for the Company's common stock was $1.94 per share.

Stock Buyback

         In the fourth quarter of 2002, the Company's Board of Directors authorized the Company, from time to time, to repurchase at market prices, up to $2.25 million of its common stock for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at the discretion of the management of the Company. No time limit was set for the completion of this program. At the time of the approval by the Board of Directors, the Company had approximately
4.8 million shares of common stock outstanding and as of the end of the third quarter 2002, cash and cash equivalents were approximately $4.8 million. During the fourth quarter of 2002, the Company repurchased from open market and negotiated transactions a total of 1.62 million shares for $1.8 million, representing an average per share price of $1.10. The Company will continue to execute its buyback program in 2003 as it deems necessary.
Dividend Policy

         The Company has not paid cash dividends on its common stock. The Board of Directors currently intends to retain any and all earnings for use in the Company's business and the Company does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

         The following table sets forth a summary of the Company's equity compensation plans as of December 31, 2002. Details of the plans are discussed in Note 6 to the Consolidated Financial Statements.

                                                Number of securities to        Weighted average            Number of
                                                be issued upon exercise        exercise price of      securities remaining
                                                of outstanding options,      outstanding options,          for future
                                                  warrants and rights         warrants and rights           issuance
1988 Equity compensation plan approved                        11,565                      $1.82                   -0-
by security holders
1998 (1988) Equity compensation plan
(As Amended) approved by security                          1,561,962                      $0.99                   -0-
holders
2002 Equity compensation plan approved                       850,000                        n/a               850,000
by security holders*
Equity compensation plans not approved                           -0-                        n/a                   -0-
by security holders
                                          --------------------------- -------------------------- ---------------------
         Total                                             2,423,527                      $1.00               850,000

*Please note that the Company is currently in the process of applying for a permit from the State of California to comply with state securities laws and that no options will be granted pursuant to this plan until the permit has been granted by the state securities authorities.

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



                                                                    Years ended December 31,
                                             ..........................................................................
                                                 2002            2001           2000           1999            1998
                                             --------------  -------------  --------------  ------------   ------------
                                                             (in thousands, except per share amounts)
 INCOME STATEMENT DATA:
 Net Sales                                  $9,759         $9,354         $14,832      $16,116           $21,746

 Gross Profit                               $6,923         $6,265          $9,380      $ 8,404           $11,598
 Gross Profit as a % of Net Sales              71%            67%             63%          52%               53%

 Net income/(loss)                            $659         ($591)2           $732      ($3,555)2        ($7,534)2
 Net income/(loss) as a % of Net Sales          7%           (6%)              5%         (22%)            (35%)

 Net income/(loss) per share - diluted       $0.14        ($0.12)           $0.14       ($0.78)           ($1.67)

 BALANCE SHEET DATA:
 Cash and Cash Equivalents                  $3,4601        $4,568          $3,893        $4,714           $3,924
 Working Capital                            $2,434         $3,560          $3,969        $3,555           $6,763
 Total Assets                               $5,635         $7,010          $8,543        $8,502          $12,494
 Long-term Liabilities                         $44            $64             $63          --                $98
 Shareholders' Equity                       $2,9231        $4,202          $4,776        $4,020           $7,501

         (1) In 2002, cash and cash equivalents and shareholders' equity reflect the use of $2 million of cash for the repurchase of 1.62 million shares of the Company's common stock and the associated expenses.
         (2) Net loss for 2001, 1999 and 1998 includes net charges for restructuring and other non-recurring items of $239,000, $400,000 and $1.1 million, respectively.


Quarterly Results of Operations


         The following table sets forth certain unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2002. This information is unaudited, but in the opinion of management, has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited interim results. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.


Selected Quarterly Data (unaudited)

                                                            Year 2002, Quarter Ended
                                          --------------------------------------------------------
                                                 Mar  31       Jun  30       Sep  30      Dec  31
                                          ----------------------------- --------------------------
                                                   (in thousands, except per share data)
 Net sales                                        $2,368        $2,261        $2,543       $2,587
 Gross profit                                      1,591         1,592         1,808        1,932
 Operating income                                     11            53           222          335
 Net income                                           32            62           228          337
 Net income per share, basic                        0.01          0.01          0.05         0.09
 Net income per share, diluted                      0.01          0.01          0.05         0.08

                                                        Year 2001, Quarter Ended
                                         --------------------------------------------------------
                                                Mar  30       Jun  29       Sep  28      Dec  31
                                         ----------------------------- --------------------------
                                                  (in thousands, except per share data)
Net sales                                        $2,293        $2,313      $2,500         $2,248
Gross profit                                      1,595         1,471       1,730          1,469
Operating (loss)/income                           (484)         (305)          42             45
Net (loss)/income                                 (408)         (268)          53             32
Net (loss)/income per share, basic               (0.09)        (0.06)        0.01           0.01
Net (loss)/income per share, diluted             (0.09)        (0.06)        0.01           0.01

         Effective January 1, 2002, Castelle redefined its quarter and year end for financial reporting purposes to conform with calendar month ends. This change had no significant impact on the Company's financial position, results of operations or earnings per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Our products have historically centered on fax and print servers and related technologies. Starting in 1997, our revenues have declined as competition increased, primarily with the print server products in the Asia Pacific Region, while at the same time the Internet and other networking technologies advanced. As a result, we experienced annual operating losses beginning in 1997 through 1999. We redirected our efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. We introduced our new products, the FaxPress 5000 in February 1999, FaxPress 2500 in November 1999, FaxPress SBE in February 2000, the FaxPress 7500 in September 2000 and a major release of our FaxPress 7.0 software in November 2002. Through mainly the release of these enhanced products in the fax messaging family and continuous efforts in product cost reductions, our gross profit margins improved from 53% in 1997 to 71% in 2002.

         On March 12, 2002, we received a notice from the Nasdaq Stock Market that our common stock had failed to maintain the minimum bid price of $1.00 per share required for continued listing on the Nasdaq SmallCap Market. On November 18, 2002, we were granted a temporary exception to Nasdaq's minimum bid price requirement, subject to us meeting certain conditions during the term of the exception. On December 30, 2002, our common stock bid price closed at $1.00 per share and since then the bid price has closed above $1.00. On January 16, 2003, we received a letter from the Nasdaq stating that we have demonstrated full compliance with the Nasdaq Qualifications Exception issued to us on November 18, 2002.

         In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.25 million shares of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of our management. No time limit was set for the completion of this program. As of December 31, 2002, we have repurchased from open market and negotiated transactions a total of 1.62 million shares for $1.8 million, representing an average per share price of $1.10.
         Additionally, improved cash management resulted in positive operating cash flows in 2001 and 2002. Despite the use of $2 million of cash, including legal and professional fees of $165,000, to repurchase our common stock in open market and negotiated transactions following the announcement of our stock repurchase program in October 2002, cash balances at December 31, 2002 remained at $3.5 million, as compared to $4.6 million at the end of 2001.

Critical Accounting Policies

         We have identified the policies below as critical to our business operations and to the understanding of our results of operations. We have defined a critical accounting policy as one that is both important to the portrayal of our financial condition and results of operations and requires our management to make difficult, subjective or complex judgments. The impact of any risks associated with these policies on our business operations is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, beginning on page F-6. Note that preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates about future events and their effects cannot be made with certainty. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.

Revenue recognition

         We recognize revenue based on the provisions of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" and Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists."

         Product revenue is recognized upon shipment if a signed contract or purchase order exists, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Shipment generally occurs and title is transferred when product is delivered to a common carrier.

         We enter into agreements with some of our distributors which permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. Customers who purchase our products directly from us also have limited return rights, which expire 30 days from product shipment. Revenues subject to stock rotation rights are reduced by our estimates of anticipated exchanges. We establish our reserve for sales returns for distributors based on historic return rates from these distributors. If the historical data used by the Company to calculate these estimates does not properly reflect future returns, these estimates could be revised.

         Pursuant to our agreements with distributors, we also protect our distributors' exposure related to the impact of price reductions. Price adjustments are recorded at the time price reductions are communicated to the Company's distributors.

         Revenue for transactions that include multiple elements such as hardware and post-contract customer support is allocated to each element based on its relative fair value and recognized for each element when the revenue recognition criteria have been met for such element. Fair value is generally determined based on the price charged when the element is sold separately.

         We recognize revenue from the sale of extended warranty contracts ratably over the period of the contracts.

         We recognize royalty income on the sale of LANpress products by a Japanese distributor. Royalties are not recognized as revenue until the products are sold by the distributor.

Distributor Programs and Incentives

         We record estimated reductions to revenues for distributor programs and incentive offerings including special pricing agreements, trade-in credits, promotions and other volume-based incentives. If market conditions were to change, we may take actions to increase distributor incentive offerings possibly resulting in an incremental reduction of revenues at the time the incentive is offered.

Warranty

         Provisions for estimated warranty costs are recorded at the time products are shipped as a charge to cost of sales. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should product failure rates, material usage or service delivery cost differ from our estimates, revision to the estimated warranty liability would be required, which could affect the amount of gross profit reported.

Credit, collection and allowance for doubtful accounts

         We perform ongoing customer credit evaluations based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. When credit criteria are not met, we require cash-on-delivery or payment by credit card before products are shipped. On a quarterly basis, we specifically analyze accounts receivable, potential returns, historical bad debts, customer concentration, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts and for potential returns. Such returns and losses have generally been within our expectations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Three customers accounted for 68% and 72% of accounts receivable at December 31, 2002 and 2001, respectively.

Inventories and related allowance for obsolete and excess inventory

         Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventories are reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand on a quarterly basis, compared to management's assumptions about future demand, market conditions and anticipated timing of the release of product upgrades or next generation products. If actual market conditions for future demand are less favorable than those projected by us or if product upgrades or next general products are released earlier than anticipated, additional inventory write-downs may be required.

Income taxes

         The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. The company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Results of Operations

     Comparison of Years Ended December 31, 2002 and 2001

       Net Sales

                  Net sales consist of product sales, which are calculated net of returns and allowances, to distributors and end-users. Sales of products to end-users are recognized upon shipment and reduced by our estimates of anticipated returns. Sales of products to distributors who have limited stock rotation rights are also recognized upon shipment, but are reduced by our estimates of anticipated exchanges and returns. Revenue from the sale of extended warranty contracts is recognized ratably over the period of the contracts.

                  Net sales increased 4% to $9.8 million in 2002 from $9.4 million in 2001. The increase of $405,000 in net sales resulted primarily from an increase in sales of our FaxPress fax server products of $763,000 million to the domestic channels, offset partially by a decrease in our print server product sales of $358,000 to international markets.

                  Domestic sales were $8.1 million in 2002 as compared to $7.4 million in 2001, representing 82% and 79%, respectively, of total net sales.

                  International sales were $1.7 million in 2002 as compared to $2.0 million in 2001, representing 18% and 21%, respectively, of total net sales. Lower international sales were largely due to reduced demand for our print server products in the Asia Pacific region. Most of our international sales are denominated in U.S. dollars and thus could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

                  In 2002, Ingram Micro, Tech Data and Macnica, the Company's top three customers accounted for approximately 56% of our net sales. In 2001, the same three distributors accounted for 55% of net sales.

       Cost of Sales; Gross profit

                  Gross profit is equal to net sales less cost of sales. Cost of sales includes cost of materials, including components, manuals, diskettes, packaging materials and shipping. Cost of sales also includes compensation costs and overhead related to the Company's manufacturing operations, obsolescence and warranty expenses. Gross profit was $6.9 million, or 71% of net sales, in 2002, compared to $6.3 million, or 67% of net sales, in 2001. Efficiencies realized from the restructuring in 2001, continuous product cost reductions in 2002, outsourcing of manufacturing and the increasingly favorable mix from the sales of our fax server products, which have higher gross profit, contributed to the improvement in gross profit in 2002.

       Research and Development

                  Research and development expenses represent costs associated with the development of new products and consist primarily of employee-related expenses, material costs and allocated facility costs. Research and product development expenses were $1.4 million in 2002, compared to $1.8 million in 2001, and represented 14% and 19% of net sales for those periods, respectively. The lower research and development expenses in 2002 were mostly due to lower support costs of $213,000 and reduced use of outside consulting, resulting in a savings of $244,000. Research and development spending has supported existing products and the development of new server appliances. We remain committed to the development of highly competitive new products and services through the efficient utilization of our engineering resources.

       Sales and Marketing

                  Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives, product promotion expenses, and allocated facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses were $3.0 million and $3.6 million for 2002 and 2001, respectively, and represented 31% and 38% of net sales for those periods. The reduction in sales and marketing expenses was largely due to a reduction in personnel related costs of $395,000, which was partly realized from the restructuring in 2001 and lower product promotional expenses of $291,000, offset in part by higher support costs of $55,000.

       General and Administrative

                  General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and accounting expenses, and allocated facilities expenses. General and administrative expenses were $1.9 million and $1.3 million for 2002 and 2001, respectively, or 20% and 14% of net sales for those periods. The increase in expenses in 2002 was mostly due to higher legal expenses of $128,000 and outside consulting expenses of $209,000, which were chiefly attributable to our stock repurchase and Nasdaq listing issues. Increased accounting fees of $81,000, compensation to board of directors of $49,000, investor relations expenses of $72,000 and the absence of benefit obtained from the collection of bad debts written-off in 2001 of $115,000 also contributed to the higher general and administrative expenses in 2002.

       Restructuring Expenses

                  In April 2001, we terminated 17 regular, temporary and contractor positions, which constituted approximately 25% of our workforce. This action resulted in a restructuring charge of $239,000 in 2001. In the second quarter of 2002, a non-recurring benefit of $40,000 arising from the reversal of previously recorded restructuring charges was included in the results of operations, following the completion of our 2001 restructuring program for less than previously anticipated. The following table sets forth an analysis of the components of the reserve balance carried-forward from 2001 (in thousands of dollars):

                                                                  Asset Write
                                     Employee Costs   Facilities      Down         Other        Total
                                   --------------------------------------------------------------------
Balance as of December 31, 2001            $36          $28              $ -        $ 25         $ 89
Cash payments                              (36)           -                -         (13)         (49)
Reversal of excess accrual                   -          (28)               -         (12)         (40)
                                   --------------------------------------------------------------------
Balance as of December 31, 2002            $ -          $ -              $ -         $ -          $ -


       Interest and other income


                  Interest and other income consist primarily of interest income earned from our invested cash balances, interest expense on capital leases, bank service fees, and miscellaneous income and expenses. Interest and other income was $44,000 and $111,000 in 2002 and 2001, respectively. The decrease in other income in 2002 when compared to 2001 primarily reflected lower interest income of $52,000 due to the decline in interest rates during 2002 and miscellaneous income of $64,000, offset in part by lower bank fees of $51,000.

       Provision for Income Tax

                  In fiscal 2002, our provision for income taxes was $6,000, representing state income taxes. The tax provision for federal income taxes was offset by the utilization of our net operating loss carryforwards.

                  In fiscal 2001, we incurred a loss and there were no substantial federal nor state income taxes recognized.


     Comparison of Years Ended December 31, 2001 and 2000

       Net Sales

                  Net sales decreased 37% to $9.4 million in 2001 from $14.8 million in 2000. The decline of $5.4 million in net sales resulted primarily from lower sales of our fax-on-demand products of $2.3 million and fax server products of $2.0, or 19%, in the domestic channel and a decrease of our print server products of $1.2 million mainly due to customers in the Asia Pacific Region. These declines were in part attributable to the industry wide slowdown in the economy.

                  Domestic sales were $7.4 million in 2001 as compared to $11.3 million in 2000, representing 79% and 76%, respectively, of total net sales for 2001 and 2000, respectively.

                  International sales were $2.0 million in 2001 as compared to $3.6 million in 2000, representing 21% and 24%, respectively, of total net sales. Lower international sales were largely due to reduced demand for our print server products in the Asia Pacific region.

                  In 2001, three distributors accounted for approximately 55% of our net sales. In 2000, the same three distributors accounted for approximately 41% of net sales.

                  Sales in 2001 reflected a reduction of $266,000 due to the implementation of Emerging Issues Task force No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Insluding a Reseller of the Vendor's Products)" ("EITF 01-9"). However, due to the unavailability of such data in 2000, sales in 2000 have not been adjusted.

       Cost of Sales; Gross profit

                  Gross profit was $6.3 million, or 67% of net sales, in 2001, compared to $9.4 million, or 63% of net sales, in 2000. Efficiencies realized from the restructuring in 2001, continuous product cost reductions, outsourcing of manufacturing and the increasingly favorable mix from the sales of our fax server products, which have higher gross profit contribution, added to the total improvements in gross profit in 2001.

       Research and Development

                  Research and product development expenses were $1.8 million in 2001 and 2000, and represented 19% and 12% of net sales for those periods. Research and development spending has supported existing products and the development of fax server appliances.

       Sales and Marketing

                  Sales and marketing expenses were $3.6 million and $5.3 million for 2001 and 2000, respectively, and represented 38% and 36% of net sales for those periods. The reduction in sales and marketing expenses compared to 2000 was largely due to a reduction in personnel related costs of $473,000, which was partly realized from the restructuring, lower product promotional expenses of $406,000, reduced outside consulting expenses of $136,000, other occupancy related costs of $148,000 and the netting of $266,000 of expenses against sales following the implementation of EITF 01-9.

       General & Administrative

                  General and administrative expenses were $1.3 million and $1.7 million for 2001 and 2000, respectively, or 14% and 11% of net sales for those periods. The decrease in expenses in 2001 was mostly due to lower outside consulting expenses of $50,000, lower bad debt expense of $74,000, reduced recruiting expense of $45,000 and other occupancy related costs of $128,000.

       Restructuring Expenses

                  In response to the continuing economic slowdown and decrease in demand for our products, we terminated 17 regular, temporary and contractor positions in April 2001, which constituted approximately 25% of our workforce. This action resulted in a restructuring charge of $239,000 in 2001. The restructuring included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California.

                  Of the total restructuring charge of $239,000, approximately $124,000 represented cash charges, $26,000 represented non-cash charges related to the write down of excess fixed assets from the consolidation of our United Kingdom and El Dorado Hills operations, and $89,000 denoted obligations in 2002 mainly for costs associated with remaining obligations related to our United Kingdom office and the final severance payment to an employee. The following table sets forth an analysis of the components of the 2001 restructuring charge, subsequent activity, and the remaining balance as of December 31, 2001
         (in thousands of dollars):

                                                                 Asset Write
                                    Employee Costs   Facilities      Down         Other        Total
                                    --------------------------------------------------------------------
 Provision for restructuring               $ 98          $64           $ 26          $ 51       $ 239
 Cash payments                              (62)         (36)             -           (26)       (124)
 Non-cash items                               -            -            (26)           -          (26)
                                    --------------------------------------------------------------------
 Balance as of December 31, 2001           $ 36         $ 28           $  -          $ 25       $  89


       Interest and other income

                  Interest and other income was $111,000 and $73,000 in 2001 and 2000, respectively. The increase in other income in 2001 when compared to 2000 reflected mostly higher miscellaneous income of $58,000.

       Provision for Income Taxes

                  In fiscal 2001, we incurred a loss and there were no substantial federal nor state income taxes recognized.

                  In fiscal 2000, our provision for incomes taxes was $6,000, representing state income taxes. Our federal income tax provision was offset by the utilization of our net operating loss carryforwards.


Liquidity and Capital Resources

         Since our initial public offering of common stock in December 1995, our principal source of funding has been cash from our operations, with some funding from capital equipment lease lines. As of December 31, 2002, we had $3.5 million of cash and cash equivalents, a decrease of $1.1 million from December 31, 2001. The decrease in cash and cash equivalents in 2002 was primarily attributable to the use of $2 million, including legal and professional fees of $165,000, in the fourth quarter of 2002 to repurchase our stock, offset partially by an improvement in cash inflows from operating activities of $882,000.

         In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan is subject to interest of 12.82% and is repayable by December 2006. As of December 31, 2002, the future minimum payments are $50,000.

         In April 2001, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $25,000. This loan is subject to interest of 12.5% and is repayable by April 2003. As of December 31, 2002, the future minimum payments are $12,000.

         The Company has entered into noncancelable operating leases that expire at various stages ending in 2006, and is responsible for certain maintenance costs, taxes and insurance under the leases. In August 2000, the Company entered into a lease for a new facility in Morgan Hill, California and relocated its corporate headquarters in December 2000 after the lease at the Santa Clara, California location expired. The lease on the new facility has a term of 5 years, expiring in December 2005 with one conditional three-year option, which if exercised would extend the lease to December 2008 commencing with rent at ninety-five percent of fair market value.

         The following represents combined aggregate maturities for all the Company's financing and commitments as of December 31, 2002:

                                                            Capital Lease  Total Commitments
 Year Ended December 31,             Operating Leases         Obligations
         2003                                  $  260              $   28             $  288
         2004                                     269                  20                289
         2005                                     263                  18                281
         2006                                       -                  14                 14
                                   -----------------------------------------------------------
                Total Commitments              $  792               $  80             $  872
                                   ===========================================================


         In addition to the commitments shown above, we have a $3.0 million secured revolving line of credit with a bank, which expires in March 2004, pursuant to which we may borrow 100% against pledges of cash at the bank's prime rate (4.25% at December 31, 2002). Borrowings under this line of credit agreement are collateralized by all of our assets. Under the agreement, the Company must comply with certain financial and other covenants. As of December 31, 2002, the Company was in compliance with these covenants and there were no borrowings outstanding under the line of credit.

         Net cash provided by operations in 2002 was $882,000 as compared to $643,000 in 2001. The increase was largely a result of sales increases, improving operational efficiencies and cost reductions, offset in part by moderate inventory increases.

         Net cash used in financing activities of $2.0 million in 2002 was largely for the repurchase of our stock and the professional fees associated with such repurchase. We acquired additional property and equipment of $34,000, $105,000 and $593,000 in 2002, 2001, and 2000, respectively. The spending on property and equipment in 2001 and 2000 was largely a reflection of the investment in leasehold improvements in our new corporate headquarters, and excluded capital equipment of $25,000 and $75,000, respectively, purchased through equipment leases in 2001 and 2000.

         We believe that our existing cash balances, anticipated cash flows from operations and available lines of credit will be sufficient to meet our anticipated capital requirements for the next 12 months. If we have a need for additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products, if any, and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in our inability to achieve our long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to our shareholders.

         In addition, because of our dependency on a small number of distributors for a significant portion of the sales of our products, the loss of any of our major distributors or their inability to satisfy their payment obligations to us could have a significant adverse effect on our business, operating results and financial condition.


                                  RISK FACTORS

         Shareholders or investors considering the purchase of shares of the our common stock should carefully consider the following risk factors, in addition to other information in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Our revenue and operating results have fluctuated in the past and are likely to fluctuate significantly in the future, particularly on a quarterly basis.

         Our operating results may vary significantly from quarter to quarter due to many factors, some of which are outside our control. For example, the following conditions could all affect our results:

    o      changes in our product sales and customer mix;
    o      constraints in our manufacturing and assembling operations;
    o      shortages or increases in the prices of raw materials and components;
    o      changes in pricing policy by us or our competitors;
    o      a slowdown in the growth of the networking market;
    o      seasonality;
    o      timing of expenditures; and
    o      economic conditions in the United States, Europe and Asia.

         Our sales often reflect orders shipped in the same quarter in which they are received. In addition, significant portions of our expenses are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts. Therefore, if the Company inaccurately forecasts demand for our products, the impact on net income may be magnified by the Company's inability to adjust spending quickly enough to compensate for the net sales shortfall.

         Other factors contributing to fluctuations in our quarterly operating results include:

    o      changes in the demand for our products;
    o customer order deferrals in anticipation of new versions of our products;
    o the introduction of new products and product enhancements by us or our competitors;
    o the effects of filling the distribution channels following introductions of new products and product enhancements;
    o potential delays in the availability of announced or anticipated products;
    o the mix of product and service revenue, the commencement or conclusion of significant development contracts;
    o      changes in foreign currency exchange rates; and
    o      the timing of significant marketing and sales promotions.

         Based on the foregoing, we believe that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be viewed as indications of future performance.

We have a history of losses and may not be able to sustain profitability.

         We have experienced significant operating losses and, as of December 31, 2002, had an accumulated deficit of $24 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $591,000 of losses in 2001 due to a slowdown in demand for our products due in part to an industry-wide adverse economic condition. We were able to recover and have been profitable since the third quarter of 2001, with a total net income of $659,000 in 2002. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

Our common stock is listed on the Nasdaq SmallCap Market, and we have had difficulty satisfying the listing criteria to avoid the delisting of our common stock

         Our common stock has been listed on the Nasdaq SmallCap Market since April 1999. In order to maintain our listing on the Nasdaq SmallCap Market, we must maintain total assets, capital and public float at specified levels, and our common stock generally must maintain a minimum bid price of $1.00 per share. If we fail to maintain the standards necessary to be quoted on the Nasdaq SmallCap Market, our common stock could become subject to delisting. There can be no assurance that we will be able to maintain the $1.00 minimum bid price per share of our common stock and thus maintain our listing on the Nasdaq SmallCap Market.

         If our common stock is delisted, trading in our common stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a shareholder will find it more difficult to dispose of our common stock or to obtain accurate quotations as to the price of our common stock. Lack of any active trading market would have an adverse effect on a shareholder's ability to liquidate an investment in our common stock easily and quickly at a reasonable price. It might also contribute to volatility in the market price of our common stock and could adversely affect our ability to raise additional equity or debt financing on acceptable terms or at all. Failure to obtain desired financing on acceptable terms could adversely affect our business, financial condition and results of operations.

Substantially all of our revenue comes from the sale of fax and print server products, and a decline in demand for those products would harm our business, operating results and financial condition.

         We derive substantially all of our revenue from the sale of fax and print server products, with fax server products accounting for 95% of total sales in 2002. We expect that our current products will continue to account for most of our sales in the near future. A decline in demand for our fax and print server products as a result of competition, technological change or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on our business, operating results and financial condition.

We sell our products through a limited number of distributors, and any deterioration in our relationship with those distributors would harm our business, operating results and financial condition.

         We sell our products primarily through a two-tier domestic and international distribution network. Our distributors sell our products to VARs, e-commerce vendors and other resellers. The distribution of personal computers and networking products has been characterized by rapid change, including consolidations due to the financial difficulties of distributors and the emergence of alternative distribution channels. An increasing number of companies are competing for access to these channels. Our distributors typically represent other products that are complementary to, or compete with, our products. In particular, certain of our competitors, including Hewlett-Packard and Intel, sell a substantially higher dollar volume of products through several of our large U.S. distributors, and as a result, we believe these distributors give higher priority to products offered by our competitors. Our distributors are not contractually committed to future purchases of our products and could discontinue carrying our products at any time for any reason. In addition, because we are dependent on a small number of distributors for a significant portion of the sales of our products, the loss of any of our major distributors or their inability to satisfy their payment obligations to us could have a significant adverse effect on our business, operating results and financial condition. We have a stock rotation policy with certain of our distributors that allows them to return marketable inventory against offsetting orders. If we reduce our prices, we credit certain distributors for the difference between the purchase price of products remaining in their inventory and our reduced price for these products. In addition, inventory levels of our products held by distributors could become excessive due to industry conditions or the actions of competitors, resulting in product returns and inventory write-downs.

The market for our products is affected by rapidly changing technology and if we fail to predict and respond to customers' changing needs, our business, operating results and financial condition may suffer.

         The market for our products is affected by rapidly changing networking technology, evolving industry standards and the emergence of the Internet and other new communication technologies. We believe that our future success will depend upon our ability to enhance our existing products and to identify, develop, manufacture and introduce new products which

o conform to or support emerging network telecommunications standards;
o are compatible with a growing array of computer and peripheral devices;
o support popular computer and network operating systems and applications;
o meet a wide range of evolving user needs; and
o achieve market acceptance.

There can be no assurance that we will be successful in these efforts.

         We have incurred, and expect to continue to incur, substantial expenses associated with the introduction and promotion of new products. There can be no assurance that the expenses incurred will not exceed research and development cost estimates or that new products will achieve market acceptance and generate sales sufficient to offset development costs. In order to develop new products successfully, we are dependent upon timely access to information about new technological developments and standards. There can be no assurance that we will have such access or will be able to develop new products successfully and respond effectively to technological change or new product announcements by others.

         We expect that printer and other peripheral manufacturers will add features to their products that make them more network accessible, which may reduce demand for our print servers. There can be no assurance that products or technologies developed by others will not render our products non-competitive or obsolete. The fax-on-demand market in general has been negatively affected by the growth of the Internet. Although we have new Web/fax/email products in development, there can be no assurance these products will compete successfully.

         Complex products such as those offered by us may contain undetected or unresolved hardware defects or software errors when they are first introduced or as new versions are released. Changes in our or our suppliers' manufacturing processes or the inadvertent use of defective components could adversely affect our ability to achieve acceptable manufacturing yields and product reliability. We have in the past discovered hardware defects and software errors in certain of our new products and enhancements after their introduction. There can be no assurance that despite testing by us and by third-party test sites, errors will not be found in future releases of our products, which would result in adverse product reviews and negatively affect market acceptance of these products.

         The introduction of new or enhanced products requires us to manage the transition from the older products to the new or enhanced products or versions, both internally and for customers,. We must manage new product introductions so as to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands. We have from time to time experienced delays in the shipment of new products. There can be no assurance that we will successfully manage future product transitions.

Our success depends upon the continued contributions of our key management, marketing, product development and operational personnel.

         Our success will depend, to a large extent, upon our ability to retain and continue to attract highly skilled personnel in management, marketing, product development and operations. Competition for employees in the computer and electronics industries is intense, and there can be no assurance that we will be able to attract and retain enough qualified employees. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain and continue to attract key employees, many of whom have been granted stock options. Our inability to retain and attract key employees could have a material adverse effect on our product development, business, operating results and financial condition. We do not carry key person life insurance with respect to any of our personnel.

The markets for our products are highly competitive and may become more competitive in the future.

         The network enhancement products and computer software markets are highly competitive, and we believe that competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce the prices of products. We currently compete principally in the market for network fax servers and network print servers and fax-on-demand software. Both direct and indirect competition could adversely affect our business and operating results through pricing pressure, loss of market share and other factors. In particular, we expect that, over time, average selling prices for our print server products will continue to decline, as the market for these products becomes increasingly competitive. Any material reduction in the average selling prices of our products would adversely affect gross margins. There can be no assurance we will be able to maintain the current average selling prices of our products or the related gross margins.

         The principal competitive factors affecting the market for our products include:

o      product functionality;
o      performance;
o      quality;
o      reliability;
o      ease of use;
o      quality of customer training and support;
o      name recognition;
o      price; and
o compatibility and conformance with industry standards and changing operating system environments.

         Several of our existing and potential competitors, most notably Hewlett-Packard and Intel, have substantially greater financial, engineering, manufacturing and marketing resources than us. We also experience competition from a number of other software, hardware and service companies. In addition to our current competitors, we may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripheral, communications and software companies. In the fax server market we compete with companies such as Captaris Inc., Omtool, Ltd. and Computer Associates International, Inc. There can be no assurance that competitors will not introduce products incorporating technology more advanced than the technology used by us in our products. In addition, certain competing methods of communications such as the Internet or electronic mail could adversely affect the market for fax products. Certain of our existing and potential competitors in the print server market are manufacturers of printers and other peripherals, and these competitors may develop closed systems accessible only through their own proprietary servers. There can be no assurance that we will be able to compete successfully or that competition will not have a material adverse effect on our business, operating results and financial condition.

We depend on sales in foreign markets, and political or economic changes in these markets could affect our business, operating results and financial condition.

         Sales to customers located outside Canada and the United States accounted for approximately 18%, 21% and 25% of our net sales in 2002, 2001 and 2000, respectively. We sell our products in approximately 40 foreign countries through approximately 50 international distributors. Our principal Japanese distributor accounted for approximately 32%, 46% and 60% of our international sales in 2002, 2001 and 2000, respectively, and 6%, 10% and 15% of our total net sales in 2002, 2001 and 2000, respectively. We expect that international sales will continue to represent a significant portion of our product revenues and that we will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. There can be no assurance that we will not experience difficulties resulting from changes in foreign laws relating to the export of our products in the future. In addition, because we primarily invoice foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for our products by causing prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on our international sales and a resulting material adverse effect on our business, operating results and financial condition. In 2001, we consolidated our operations in the United Kingdom and entered into an agreement with a distributor to service the region. In addition, we entered into a separate agreement in 2001 with a Japanese distributor to sell our LANpress products in Japan, from which we are entitled to receive a royalty on sales of these products. We may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. There can be no assurance that we will be able to maintain the level of international sales in the future. Any fluctuations in international sales will greatly affect our operating results and financial condition.

The introduction of new products may reduce the demand for our existing products and increase returns of existing products.

         From time to time, we may announce new products, product versions, capabilities or technologies that have the potential to replace or shorten the life cycles of existing products. The release of a new product or product version may result in the write-down of products in inventory if this inventory becomes obsolete. We have in the past experienced increased returns of a particular product version following the announcement of a planned release of a new version of that product. There can be no assurance that product returns will not exceed our allowance for these returns in the future and will not have a material adverse effect on the our business, operating results and financial condition.

If we fail to obtain components of our products from third-party suppliers and subcontractors, our business could suffer.

         Our products require components procured from third-party suppliers. Some of these components are available only from a single source or from limited sources. In addition, we subcontract a substantial portion of our manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support our manufacturing requirements. We purchase components on a purchase order basis, and generally have no long-term contracts for these components. If we are unable to obtain a sufficient supply of high-quality components from our current sources, we could experience delays or reductions in product shipments. Furthermore, a significant increase in the price of one or more of these components or our inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect our gross margin.

Government regulation could increase our costs of doing business and adversely affect our gross margin.

         Certain aspects of the networking industry in which we compete are regulated both in the United States and in foreign countries. Imposition of public carrier tariffs, taxation of telecommunications services and the necessity of incurring substantial costs and expenditure of managerial resources to obtain regulatory approvals, or the inability to obtain regulatory approvals within a reasonable period of time, could have a material, adverse effect on our business, operating results and financial condition. This is particularly true in foreign countries where telecommunications standards differ from those in the United States. Our products must comply with a variety of equipment, interface and installation standards promulgated by communications regulatory authorities in different countries. Changes in government policies, regulations and interface standards could require the redesign of products and result in product shipment delays which could have a material, adverse impact on our business, operating results and financial condition.

We depend on proprietary technology, and inability to develop and protect this technology or license it from third parties could adversely affect our business, operating results and financial condition.

         Our success depends to a certain extent upon our technological expertise and proprietary software technology. We rely upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our technologies. Despite the precautions taken by us, it may be possible for unauthorized third parties to copy our products or to reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries either do not protect our proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that our current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense and divert the efforts our technical and management personnel, whether or not any litigation is determined in favor of us. In the event of an adverse result in litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in this development or that any such licenses would be available on commercially reasonable terms. We also rely on technology licensed from third parties. There can be no assurance that these licenses will continue to be available upon reasonable terms, if at all. Any impairment or termination of our relationship with third-party licensors could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our precautions will be adequate to deter misappropriation or infringement of our proprietary technologies.
         We have received, and may receive in the future, communications asserting that our products infringe the proprietary rights of third parties or seeking indemnification against the alleged infringement. There can be no assurance that third parties will not assert infringement claims against us with respect to current or future products or that any assertion may not require us to enter into royalty arrangements or result in costly litigation. Any claims, with or without merit, can be time consuming and expensive to defend. There can be no assurance that any intellectual property litigation will not have a material adverse effect on our business, operating results and financial condition.

Our stock price has been volatile, and is likely to continue to be volatile in the future.

         The price of our common stock has fluctuated widely in the past. Sales of substantial amounts of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. Our management believes past fluctuations may have been caused by the factors identified above, and that these factors may continue to affect the market price of our common stock. Additionally, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of the common stock of us and other high technology companies, often for reasons unrelated to operating performance. We anticipate that prices for our common stock may continue to be volatile. Future stock price volatility for may result in the initiation of securities litigation against us, which may divert substantial management and financial resources and have an adverse effect on our business, operating results and financial condition.

We may require additional capital in the future, and may be unable to obtain this capital at all or on commercially reasonable terms.

         The development and marketing of products requires significant amounts of capital. A decline in future orders and revenues might require us to seek additional capital to meet our working capital needs during or beyond the next twelve months if we are unable to reduce expenses to the degree necessary to avoid incurring losses. If we need additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products and changes in technology in the networking industry. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in our inability to achieve our long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of these securities would result in additional dilution to our shareholders.

Recent terrorist activity in the United States and the military action to counter terrorism could adversely impact our business.

         Terrorist acts or acts of war (wherever located around the world) could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 have created many economic and political uncertainties, some of which may materially harm our business, operating results and financial condition. The long-term effects on our business of the September 11, 2001 attacks and the ensuing war on terror are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other actual or potential conflicts, acts of war or hostility, including any action against Iraq involving the United States, have created many economic and political uncertainties that could adversely affect our business, operating results and financial condition in ways that cannot presently be predicted.
The costs of compliance with recent developments in corporate governance regulation may affect our business, operating results and financial condition in ways that presently cannot be predicted.
         Beginning with the enactment of the Sarbanes-Oxley Act of 2002, a significant number of new corporate governance requirements have been adopted or proposed through legislation and regulation by the Securities and Exchange Commission and Nasdaq National Stock Market. We may not be successful in complying with these requirements at all times in the future. Additionally, we expect these developments to increase our legal compliance and accounting costs, and to make some activities more difficult, such as stockholder approval of new stock option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result, or the effect that these increased costs may have on our operating results.
Voting control by officer, directors and affiliates may delay, defer or prevent a change of control.
         At March 7, 2003, our officers and directors and their affiliates beneficially owned approximately 24% of the outstanding shares of common stock. Accordingly, together they had the ability to significantly influence the election of our directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control.

Provisions in our charter documents might deter a company from acquiring us, which could inhibit your ability to receive an acquisition premium for your shares.

         Our Board of Directors has authority to issue shares of preferred stock and to fix the rights, including voting rights, of these shares without any further vote or action by the shareholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control. Furthermore, such preferred stock may have other rights, including economic rights, senior to the common stock, and as a result, the issuance thereof could have a material adverse effect on the market.

Recent Accounting Pronouncements

         In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces EITF Issue No. 94-3, " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material impact on the Company's results of operations or consolidated financial statements, although SFAS No. 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The consolidated financial statements included
in  this  Form  10-K   comply   with  the   disclosure   requirements   of  this
interpretation.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. SFA No. 148 is effective for fiscal years ending after December 15, 2002. The consolidated financial statements included in this Form 10-K comply with the requirements of SFAS No. 148.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We had no holdings of derivative financial or commodity instruments at December 31, 2002. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S Dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements; therefore we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market accounts and related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of these investments. However, sharp declines in interest rates could seriously harm interest earnings.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The consolidated financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

         The information required by this Item concerning the Company's directors is incorporated by reference from the sections captioned "Proposal 1:
Election of Directors" contained in the Company's definitive Proxy Statement (the "Proxy Statement"), related to its 2002 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission ("SEC") no later than April 30, 2003 or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2003.

Identification of Executive Officers

         The information required by this Item concerning the Company's executive officers is set forth in Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16 of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market, and to furnish us with copies of all Section 16 forms that they file. The Company believes that during our year ended December 31, 2002, all the reporting persons complied with the Section 16 filing requirements.


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


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October  2002,  the Company  engaged W.R.  Hambrecht + Co.
("WRH + Co."), an investment bank in which Mr. Hambrecht, a director of the Company, is a partner, to manage the Company's stock buyback program approved by the Board of Directors. As of March 10, 2003, WRH + Co. had received an insignificant amount of compensation under this arrangement.

         In January 2001, the Company had also engaged WRH + Co., to provide certain financial advisory services to the Company. The engagement ended before March 2001 and WRH + Co. had received an insignificant amount of compensation under this arrangement.

         Other information required by this Item is incorporated by reference from the sections captioned "Certain Transactions" and "Executive Compensation" contained in the Proxy Statement.


ITEM 14.      CONTROLS AND PROCEDURES


         Within the 90-day period prior to the filing of this Annual Report of Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls subsequent to the date of that evaluation. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate.

                                     PART IV


ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K:

1)       Financial Statements

                                                                        Page in
                                                                       Form 10-K

 Report of Independent Accountants.......................................    F-1
 Consolidated Balance Sheets as of December 31, 2002 and 2001............    F-2
 Consolidated Statements of Operations for the years ended
      December 31, 2002, 2001 and 2000...................................    F-3
 Consolidated Statements of Shareholders' Equity for the years ended
      December 31, 2002, 2001 and 2000...................................    F-4
 Consolidated Statements of Cash Flows for the years ended
      December 31, 2002, 2001 and 2000...................................    F-5
 Notes to Consolidated Financial Statements.............................     F-6

2)       Financial Statement Schedules


 The following financial statement schedule of Castelle for the years ended December 31, 2002, 2001 and 2000 is filed as part of this Form 10-K and should be read in conjunction with the Company's Financial Statements.

                                                                         Page in
                                                                       Form 10-K

 Schedule II - Valuation and Qualifying Accounts........................    F-23


 Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Financial Statements or Notes thereto.


    (b)     Reports on Form 8-K - None


    (c)     Exhibits

                3.1 Amended and Restated Articles of Incorporation of the Company. (1)
                3.2     Amended and Restated Bylaws of the Company. (2)
                4.1     Reference is made to Exhibits 3.1 and 3.2.
               10.1* 1995 Non-Employee Directors' Stock Option Plan, as amended, and form of Director Stock Option Agreement.
               10.2* Form of Indemnity Agreement between the Registrant and each of its directors and executive officers. (1)
               10.3 OEM Purchase Agreement dated May 23, 1995, by and between the Registrant and SerComm Corporation. (1)
               10.4 Distribution Agreement dated February 26, 1990, by and between the Registrant and Ingram Micro D Inc.(1)
               10.5 Distributor Contract dated June 25, 1991, as amended June 25, 1991, by and between the Registrant and Tech Data Corporation.(1)

               10.7 International Distributor Agreement dated February 24, 1994, by and between the Registrant and Macnica.(1)
               10.8* 1988 Equity Incentive Plan, as amended and form of option agreements.
               10.9* Form of Executive Severance and Transition Benefits Agreement between the Company and Messier D. Rich.(3)
               10.10* Employment agreement between the Company and Messier D. Rich. (4)
               10.11    International Distributor Agreement dated April 24, 2001
                        by and between the Registrant and AMS Limited.
               10.12    Commercial Tenant Lease Agreement dated August 16, 2000
                        by and between the Registrant and Kyung S. Lee and Ieesun Kim Lee.
               10.13* Summary of Severance Agreements with Named Executive Officers.
               10.14 Employment agreement between the Company and Messier S. McDonald
               10.15 Form of Executive Severance and Transition Benefits Agreement between the Company and Messier S. McDonald
               10.16    2002 Equity Incentive Plan
               10.17    Loan and Security Agreement with Silicon Valley Bank
               10.18    Loan Modification Agreement with Silicon Valley Bank
               11.1 Computation of Net Income (Loss) Per Share. Reference is made to page F-9 of the Notes to Consolidated Financial Statements.
               23.1     Consent of PricewaterhouseCoopers LLP.

     ------------------
      (1)Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 33-99628-LA-) or amendments thereto and incorporated herein by reference.
      (2) Previously filed with the Company's Form 10-K for the year ended December 31, 2000.
      (3)Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
     (4) Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

     * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, an amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the twenty-eighth day of March 2003.


                           By:    /S/ SCOTT C. MCDONALD
                              -----------------------------------------------
                                  Scott C. McDonald
                                  Chief Executive Officer and President



         KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott C. McDonald, as his true and lawful attorney-in-fact and agent, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, and any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                     Title                                   Date


 /S/ SCOTT C. MCDONALD   Chief Executive Officer, President
 ---------------------  (principal executive officer), Director   March 28, 2003
 Scott C. McDonald

/S/ PAUL CHENG           Vice President,
--------------           Finance and Administration,              March 28, 2003
Paul Cheng               Chief Financial Officer (principal
                         accounting officer), Secretary

/S/ DONALD L. RICH       Chairman of the Board and Director       March 28, 2003
------------------
Donald L. Rich

/S/ ROBERT HAMBRECHT     Director                                 March 28, 2003
--------------------
Robert Hambrecht

/S/ PETER TIERNEY        Director                                 March 28, 2003
-----------------
Peter Tierney

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, SCOTT C. MCDONALD, certify that:

         1. I have reviewed this annual report on Form 10-K of Castelle;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 28, 2003                       By:   /s/ SCOTT C. MCDONALD
                                                    Scott C. McDonald
                                           President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, PAUL CHENG, certify that:

         1. I have reviewed this annual report on Form 10-K of Castelle;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                          By:           /s/ PAUL CHENG
                                                                Paul Cheng
                                                         Chief Financial Officer

Castelle
Consolidated Financial Statements
as of December 31, 2002 and 2001
and for each of the three years in the
period ended December 31, 2002

                        Report of Independent Accountants




To the Board of Directors and
Shareholders of Castelle

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) on page 38 present fairly, in all material respects, the financial position of Castelle and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 38 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
San Jose, California
February 12, 2003

Castelle
Consolidated Balance Sheets
(in thousands)
--------------------------------------------------------------------------------

                                                                                            December 31,
                                                                                ------------------------------------
                                                                                     2002                2001
                                                                                ----------------   -----------------
Assets
Current assets:
    Cash and cash equivalents                                                        $   3,460           $   4,568
    Accounts receivable, net of allowance for doubtful accounts
      of $70 in 2002 and $96 in 2001                                                       444                 680
    Inventories                                                                          1,110                 926
    Prepaid expenses and other current assets                                               88                 130
                                                                                ----------------   -----------------
           Total current assets                                                          5,102               6,304

Property and equipment, net                                                                425                 598
Other assets                                                                               108                 108
                                                                                ----------------   -----------------

             Total assets                                                             $  5,635            $  7,010
                                                                                ================   =================

Liabilities and Shareholders' Equity
Current liabilities:
    Long-term debt, current portion                                                    $    21             $    18
    Accounts payable                                                                       359                 280
    Accrued liabilities                                                                  2,288               2,446
                                                                                ----------------   -----------------
           Total current liabilities                                                     2,668               2,744

Long-term debt, net of current portion                                                      44                  64
                                                                                ----------------   -----------------
           Total liabilities                                                             2,712               2,808
                                                                                ----------------   -----------------

Commitments and contingencies (Note 4)

Shareholders' Equity:
    Preferred stock, no par value:
      Authorized:  2,000 shares in 2002 and 2001
      Issued and outstanding:  none in 2002 and 2001                                         -                   -
    Common stock, no par value:
      Authorized:  25,000 shares
      Issued and outstanding: 3,187 shares in 2002
           and 4,745 shares in 2001                                                     27,038              28,977
    Deferred compensation                                                                    -                  (1)
    Accumulated deficit                                                                (24,115)            (24,774)
                                                                                ----------------   -----------------
           Total shareholders' equity                                                    2,923               4,202
                                                                                ----------------   -----------------

             Total liabilities and shareholders' equity                               $  5,635            $  7,010
                                                                                ================   =================

                                      F-2
   The accompanying notes are an integral part of these financial statements

Castelle
Consolidated Statements of Operations
(in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                               Year Ended December 31
                                                               --------------------------------------------------------
                                                                     2002                2001               2000
                                                               -----------------   -----------------  -----------------

Net sales                                                            $   9,759           $   9,354          $  14,832
Cost of sales                                                            2,836               3,089              5,452
                                                               -----------------   -----------------  -----------------
        Gross profit                                                     6,923               6,265              9,380
                                                               -----------------   -----------------  -----------------

Operating expenses:
    Research and development                                             1,383               1,805              1,759
    Sales and marketing                                                  3,016               3,588              5,293
    General and administrative                                           1,943               1,335              1,663
    Restructuring charge/(recovery)                                        (40)                239                  -
                                                               -----------------   -----------------  -----------------
                                                                         6,302               6,967              8,715
                                                               -----------------   -----------------  -----------------

           Operating income/(loss)                                         621                (702)               665

Interest income, net                                                        43                  94                195
Other income/(expense), net                                                  1                  17               (122)
                                                               -----------------   -----------------  -----------------

Income/(loss) before provision for
    income taxes                                                           665                (591)              738
Provision for income taxes                                                   6                   -                 6
                                                               -----------------   -----------------  -----------------

           Net income/(loss)                                           $   659            $   (591)          $   732
                                                               =================   =================  =================

Net income/(loss) per common share - basic                             $  0.15          $    (0.12)         $   0.16
                                                               =================   =================  =================

Net income/(loss) per common share - diluted                           $  0.14          $    (0.12)         $   0.14
                                                               =================   =================  =================

Shares used in per share calculation - basic                             4,539               4,744             4,664
                                                               =================   =================  =================

Shares used in per share calculation - diluted                           4,586               4,744             5,080
                                                               =================   =================  =================


                                    F-3
 The accompanying notes are an integral part of these financial statements.

Castelle
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2002, 2001 and 2000
(in thousands)
--------------------------------------------------------------------------------

                                                              Common Stock
                                                        --------------------------   Deferred    Accumulated
                                                          Shares        Amount     Compensation    Deficit       Total
                                                        ------------  ------------ ------------- ------------ ------------
Balances, December 31, 1999                                  4,641     $  29,002        $  (67)    $ (24,915)    $  4,020

    Issuance of common stock through
      exercise of stock options                                 30            24             -             -           24
    Exchange of warrants
      for common stock                                          70             -             -             -            -
    Deferred compensation related to options issued to           -            17           (17)            -            -
    consultant
    Write-off of deferred compensation
         related to options issued to consultant                 -           (67)           67             -            -
    Net  income                                                  -             -             -           732          732
                                                        ------------  ------------ ------------- ------------ ------------
Balances, December 31, 2000                                  4,741        28,976           (17)      (24,183)       4,776
                                                        ============  ============ ============= ============ ============
    Issuance of common stock through
      exercise of stock options                                  4             1             -            -            1
    Deferred compensation related to options issued to           -             4            (4)           -            -
    consultant
    Revaluation of options issued to consultants                 -            (4)            4            -            -
    Amortization of deferred compensation                        -             -            16            -           16
    Net loss                                                     -             -             -         (591)        (591)
                                                        ------------  ------------ ------------- ------------ ------------
Balances, December 31, 2001                                  4,745        28,977            (1)     (24,774)       4,202
                                                        ============  ============ ============= ============ ============
    Issuance of common stock through
      exercise of stock options                                 61            38             -            -           38
    Repurchase and cancellation of common stock             (1,619)       (1,977)                         -      (1,977)
    Amortization of deferred compensation                        -             -             1            -            1
    Net Income                                                   -             -             -          659          659
                                                        ------------  ------------ ------------- ------------ ------------
Balances, December 31, 2002                                  3,187     $  27,038        $    -    $ (24,115)    $  2,923
                                                        ============  ============ ============= ============ ============




                                      F-4
   The accompanying notes are an integral part of thesefinancial statements.

Castelle
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000
(in thousands)
--------------------------------------------------------------------------------



                                                                                 Year Ended December 31,
                                                                   ....................................................
                                                                        2002              2001              2000
                                                                   ----------------  ----------------  ----------------
Cash flows from operating activities:
    Net income/(loss)                                                   $    659       $       (591)        $    732
    Adjustments to reconcile net income/(loss) to
      net cash provided by (used in) operating activities:
        Depreciation and amortization                                        206                230              260
        Provision for doubtful accounts and sales returns                    (21)                59             (257)
        Provision for excess and obsolete inventory                         (105)               148              (80)
        Compensation expense related to grant of stock options                 1                 16                -
        Loss/(profit) on disposal of fixed assets                              1                 44              (10)
        Changes in assets and liabilities:
           Accounts receivable                                               257              1,344             (301)
           Inventories                                                       (79)               289              128
           Prepaid expenses and other current assets                          42                 79               53
           Other assets                                                        -                 (6)             (24)
           Accounts payable                                                   79               (734)            (322)
           Accrued liabilities                                              (158)              (235)            (367)
                                                                   ----------------  ----------------  ----------------
             Net cash provided by/(used in) operating activities             882                643             (188)
                                                                   ----------------  ----------------  ----------------

Cash flows from investing activities:
    Acquisition of property and equipment                                    (34)              (105)            (593)
    Proceeds from sale of fixed assets                                          -                 -               34
                                                                   ----------------  ----------------  ----------------
             Net cash used in investing activities                           (34)              (105)            (559)
                                                                   ----------------  ----------------  ----------------

Cash flows from financing activities:
    Return of restricted cash                                                   -               125               -
    Issuance/(Repayment) of notes payable                                    (17)                11             (98)
    Repurchase of common stock                                            (1,977)                 -               -
    Proceeds from issuance of common stock, net of repurchases                38                  1              24
                                                                   ----------------  ----------------  ----------------
             Net cash provided by/(used in) financing activities          (1,956)               137             (74)
                                                                   ----------------  ----------------  ----------------

Net (decrease)/increase in cash and cash equivalents                      (1,108)               675             (821)

Cash and cash equivalents, beginning of period                                                3,893            4,714
                                                                           4,568
                                                                   ----------------  ----------------  ----------------

Cash and cash equivalents, end of period                               $   3,460        $     4,568        $   3,893
                                                                   ================  ================  ================

Supplemental information:
 Cash paid during the period for:
      Interest                                                           $     10          $     12          $      6
      Income taxes                                                       $      -          $      -          $      5
    Noncash investing and financing activities:
      Note payable for fixed asset acquisition                           $      -          $     25          $     75


                                      F-5
   The accompanying notes are an integral part of these financial statements

Castelle
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1.     Business and Organization of the Company

       Castelle develops, manufactures, markets and supports office automation systems that allow organizations to easily implement faxing and printing over local area networks and the Internet. Castelle's FaxPress fax servers provide a simple way to integrate fax with email, desktop and back-end applications. The Company also provides LANpress print servers, which enable users to locate printers anywhere on the network, and the InfoPress information-on-demand software suite..

       The Company distributes its products primarily through a two-tier, domestic and international distribution network, with its distributors selling Castelle's products to value-added resellers, system integrators, e-commerce retailers and other resellers in the United States, Europe and the Pacific Rim. The Company also has relationships with selected original equipment manufacturers and sells software enhancements and upgrades directly to end-users.

       The Company believes that its existing cash balances, anticipated cash flows from operations and available lines of credit will be sufficient to meet its anticipated capital requirements for the next 12 months. If the Company has a need for additional capital resources, the Company may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's existing and new products, if any, and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to the Company's shareholders.

       In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. The Company's three largest distributors accounted for 56%, 55% and 41% of the Company's sales in 2002, 2001 and 2000, respectively.
2.       Summary of Significant Accounting Policies

       Use of estimates in preparation of financial statements
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Principles of consolidation
       The consolidated financial statements include the accounts of Castelle and its wholly owned subsidiaries in the United States and the United Kingdom. All intercompany balances and transactions have been eliminated.

       Fiscal year
       Effective January 1, 2002, Castelle redefined its quarter and year end for financial reporting purposes to conform with calendar month ends, i.e., ending on March 31, June 30, September 30 and December 31. Previously, Castelle set its quarter as ending on the Friday of the thirteenth week into the quarter. This change had no significant impact on the Company's financial position, results of operations or cash flows for the 2002 periods presented herein.

       Financial instruments
       Cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased.

       For financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities included in the Company's financial statements, the carrying amounts approximate fair value due to their short maturities.

       Concentrations of credit risk
       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash equivalents, short-term marketable securities and long-term marketable securities. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers' financial condition. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. Three customers accounted for 68%, 72% and 59% of accounts receivable at December 31, 2002, 2001 and 2000, respectively. Although the Company does not require collateral on certain accounts receivable on sales to large, well-established companies, it does require prepayments on certain sales to foreign and smaller companies.

       With respect to cash equivalents, short-term marketable securities and long-term marketable securities, the Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.

       Inventories and related allowance for obsolete and excess inventory Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventories have also been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand, compared to management's assumptions about future demand, market conditions and anticipated timing of the release of product upgrades or next generation products. If actual market conditions for future demand are less favorable than those projected by us or if product upgrades or next generation products are released earlier than anticipated, additional inventory write-downs may be required.

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

       Accounting for long-lived assets
       The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

       Revenue recognition
       The Company recognizes revenue based on the provisions of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" and Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists."

       Product revenue is recognized upon shipment if a signed contract or purchase order exists, the fee is fixed and determinable, collection of the resulting receivables is probable and product returns are reasonably estimable. Shipment generally occurs and title is transferred when product is delivered to a common carrier.

       The Company enters into agreements with some of its distributors which permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the distributor to purchase additional products of equal value. Customers who purchase products directly from Castelle also have limited return rights, which expire 30 days from the date of product shipment. Revenues subject to stock rotation rights are reduced by management's estimates of anticipated exchanges. Castelle establishes its reserve for sales returns for distributors and direct customers based on historic return rates.

       Pursuant to the Company's distributor agreements, the Company also protects its distributors' exposure related to the impact of price reductions. Price adjustments are recorded at the time price reductions are communicated to the Company's distributors.

       Revenue for transactions that include multiple elements such as hardware and post-contract customer support is allocated to each element based on its relative fair value and recognized for each element when the revenue recognition criteria have been met for such element. Fair value is generally determined based on the price charged when the element is sold separately.

       The Company recognizes revenue from support or maintenance contracts, including extended warranty and support programs, ratably over the period of the contract.

       Castelle recognizes royalty income on the sale of LANpress products by a Japanese distributor. Royalties are not recognized as revenue until the products are sold by the distributor.

       Provisions for estimated warranty costs are recorded as a component of cost of sales at the time products are shipped.

       Shipping and handling
       Costs related to shipping and handling are included in cost of sales for all periods presented.

       Advertising costs
       Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $193,000, $446,000 and $1,171,000 in 2002, 2001 and
       2000, respectively. Advertising costs in 2000 were not reduced by the impact of the implementation of Emerging Issues Task force No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"), as such data were not available.

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

       Income taxes

     The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. The company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

       Foreign currency translation
       The functional currency of the Company's foreign subsidiaries are the U.S. dollar. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of the foreign subsidiaries' financial statements have not been material to date. Foreign exchange gains and losses resulting from foreign currency transactions were not material in any of the periods presented.

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

       Basic and diluted earnings per share are calculated as follows for 2002, 2001 and 2000 (in thousands except per share amounts):

                                                                      2002              2001              2000
                                                                 ---------------   ----------------  ----------------
       Basic:
          Weighted average shares                                       4,539              4,744              4,664
                                                                 ===============   ================  ================
          Net income/(loss)                                           $   659           $   (591)          $    732
                                                                 ===============   ================  ================
          Net income/(loss) per share                                 $  0.15           $  (0.12)          $   0.16
                                                                 ===============   ================  ================

       Diluted:
          Weighted average shares                                       4,539              4,744              4,664
          Common equivalent shares from stock options                      47                  -                416
                                                                 ---------------   ----------------  ----------------

          Shares used in per share calculation                          4,586              4,744              5,080
                                                                 ===============   ================  ================

          Net income/(loss)                                           $   659           $   (591)          $    732
                                                                 ===============   ================  ================

          Net income/(loss) per share                                 $  0.14           $  (0.12)          $   0.14
                                                                 ===============   ================  ================

       Due to the losses in the period, the calculation of diluted shares outstanding for 2001 excludes 901,000 shares of common stock subject to outstanding stock options, as their effect was antidilutive in the period. In 2002 and 2000, no shares of common stock were excluded.

       Stock-Based Compensation
       On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which amends SFAS No.
       123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted for the year ended December 31, 2002. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.

       Had compensation costs been determined consistent with SFAS No. 123, the Company's net income or loss would have been changed to the amounts indicated below for the years ended December 31 (in thousands, except per share data):

                                                                         2002           2001           2000
                                                                    --------------- -------------- -------------

       Net income/(loss) - as reported                                    $   659        $  (591)       $  732
       Fair value of stock-based compensation                                (176)           (65)         (143)
                                                                    --------------- -------------- -------------
       Net income/(loss) - pro forma                                      $   483        $  (656)       $  589
                                                                    =============== ============== =============

       Net income/(loss) per share - basic - as reported                  $  0.15       $  (0.12)      $  0.16
       Net income/(loss) per share - diluted - as reported                $  0.14       $  (0.12)      $  0.14
       Net income/(loss) per share - basic - pro forma                    $  0.11       $  (0.14)      $  0.13
       Net income/(loss) per share - diluted - pro forma                  $  0.11       $  (0.14)      $  0.12
       Stock-based compensation included in net income/(loss), as
       reported                                                           $     1       $     16       $     -

       The Company accounts for stock-based compensation arrangements with non-employees in accordance with the Emerging Issues Task Force ("EITF") Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Accordingly, unvested options and warrants held by non-employees are subject to revaluation at each balance sheet date based on the then current fair market value.


       Comprehensive income
       Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, and therefore, no separate statement of comprehensive income has been presented.

       Segment information
       The Company uses one measurement of profitability of its business for internal purposes and has determined that it operates in one business segment: server appliances. The Company's sales by geographic area are included in Note 9.

       Recent accounting pronouncements
       In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces EITF Issue No. 94-3, " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material impact on the Company's results of operations or consolidated financial statements, although SFAS
       No. 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

       In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim an annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. These consolidated financial statements comply with the disclosure requirements of this interpretation.


       In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. SFA No. 148 is effective for fiscal years ending after December 15, 2002. These consolidated financial statements comply with the requirements of SFAS No. 148.


3.     Balance Sheet Detail (in thousands)

       Inventories:

                                                                      December 31,
                                                            ----------------------------------
                                                                 2002              2001
                                                            ----------------  ----------------

  Raw material                                                     $   493           $   283
  Work in process                                                      179               182
  Finished goods                                                       438               461
                                                            ----------------  ----------------
     Total inventories                                            $  1,110           $   926
                                                            ================  ================

       Property and equipment:

                                                                       December 31,
                                                            ----------------------------------
                                                                 2002              2001
                                                            ----------------  ----------------

  Production, test and demonstration equipment                     $   353           $   350
  Computer equipment                                                 1,112             1,102
  Office equipment                                                      82                82
  Leasehold improvements                                               436               436
                                                            ----------------  ----------------
                                                                     1,983             1,970
  Less accumulated depreciation and amortization                    (1,558)           (1,372)
                                                            ----------------  ----------------

     Total property and equipment                                  $   425           $   598
                                                            ================  ================


    As of December 31, 2002 and 2001, the Company had $100,000 of equipment under capital leases. Accumulated depreciation and amortization associated with these capital leases was $42,000 and $19,000 at December 31, 2002 and 2001, respectively. The Company recorded depreciation and amortization related to property and equipment of $206,000, $230,000 and $260,000 in 2002, 2001 and
    2000, respectively.

       Accrued liabilities:

                                                                         December 31,
                                                               ..................................
                                                                    2002              2001
                                                               ----------------  ----------------

     Accrued compensation                                              $  351            $  733
     Accrued sales and marketing                                          377               331
     Accrued professional fees                                            490               430
     Deferred revenue                                                     592               444
     Other accruals                                                       478               508
                                                               ----------------  ----------------

        Total accrued liabilities                                    $  2,288           $ 2,446
                                                               ================  ================

4.     Commitments and Contingencies

       Lease Commitments
       The Company has entered into noncancelable operating leases that expire at various dates ending in 2006, and is responsible for certain maintenance costs, taxes and insurance under the leases. The lease on the Company's headquarters facility has a term of 5 years, expiring in December 2005 with one conditional three-year option, which if exercised would extend the lease to December 2008 commencing with rent at ninety-five percent of fair market value. Future minimum payments under noncancelable operating leases are as follows (in thousands):

        Year Ended December 31,
              2003                                                           $   280
              2004                                                               285
              2005                                                               278
              2006                                                                14
                                                                      ----------------
                                                                             $   857
                                                                      ================


       Rent expense, including the facility lease and equipment rental, was $298,000, $360,000, and $510,000 for 2002, 2001 and 2000, respectively.

       The Company leases certain of its equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal and escalation clauses and purchase provisions and require the Company to pay taxes, insurance and maintenance costs. As of December 31, 2002, the Company had loan and security agreements for an aggregate value of $100,000, which are subject to interest rates of 12.5% to 12.8%. As of December 31, 2002, future minimum lease payments are as follows (in thousands):

        Year Ended December 31,
              2003                                                            $   28
              2004                                                                20
              2005                                                                17
              2006                                                                15
                                                                      ----------------
           Total minimum lease payments                                           80
        Less amount representing interest                                        (15)
                                                                      ----------------
           Present value of capital lease obligations                             65
        Less current portion                                                     (21)
                                                                      ----------------
           Long-term portion of capital lease obligations                     $   44
                                                                      ================

       Product Warranties and Guarantor Arrangements
       In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued.

       The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of sales. A reconciliation of the changes in the Company's warranty liability for the year ending December 31, 2002 follows (in thousands):


              Warranty accrual at the beginning of the year                     $   22
              Accruals for warranties issued during the year                        38
              Settlements made in kind during the year                             (26)
                                                                        ----------------
              Warranty accrual at the end of the year                           $   34
                                                                        ================

       As permitted under California law the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.


       The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company's services. The term of these indemnification agreements is generally perpetual following execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

5.     Bank Borrowings

       The Company has a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2004, pursuant to which the Company may borrow 100% against pledges of cash at the bank's prime rate (4.25% at December 31, 2002). Borrowings under this line of credit agreement are collateralized by all of the assets of the Company. Under the agreement, the Company must comply with certain financial and other covenants. As of December 31, 2002, the Company was in compliance with these covenants and there were no borrowings outstanding under the line of credit


6.     Common Stock

       2002 Equity Incentive Plan
       In December 2002, the shareholders of the Company approved the adoption of the 2002 Equity Incentive Plan ("2002 Plan"). A total of 850,000 shares of common stock have been reserved for issuance under the 2002 Plan. The 2002 Plan provides for awards to employees, directors, consultants and independent advisors. The adoption of the 2002 Plan was necessitated by the use or expiration of all but an insignificant amount of authorized shares under the prior option plans, (the 1995 Non-employee Directors' Stock Option Plan ("Directors Plan") and the 1988 Incentive

       Stock Plan ("1988 Plan")). Under the 2002 Plan, the Board of Directors may grant either the right to purchase shares or options to purchase shares of the Company's common stock at prices not less than the fair market value at the date of grant for incentive stock options and 85% of the fair market value at the date of grant for non-qualified options and purchase rights. Options granted under the 2002 Plan generally become exercisable, and the Company's right to repurchase shares issued and sold pursuant to stock purchase rights generally lapses, at a rate of one-quarter of the shares under option or purchased under stock purchase rights at the end of the first year and thereafter ratably over the next three years. Awards under the 2002 Plan generally expire seven years from the date of grant. No additional option grants will be made under any prior option plan. As of December 31, 2002, no options have been granted under the 2002 Plan.

       The following table summarizes option activity under the Company's stock option plans (in thousands):

                                                   Outstanding Options
                                                                                      Weighted
                                                                                       Average
                                               Available           Number             Exercise
                                               for Grant         Outstanding            Price
                                           ------------------ ------------------  ------------------

          Balances, January 1, 2000                     304             1,451           $1.17
          Options granted                              (286)              286           $1.22
          Options cancelled                             352              (394)          $1.44
          Options exercised                               -               (30)          $0.77
                                           ------------------ ------------------  ------------------

          Balances, December 31, 2000                   370             1,313           $1.11
          Options granted                              (156)              156           $0.79
          Options cancelled                              61               (61)          $1.11
          Options exercised                               -                (4)          $0.20
                                           ------------------ ------------------  ------------------

          Balances, December 31, 2001                   275             1,404           $1.08
          Options granted                              (405)              405           $0.71
          Options cancelled                             151              (175)          $1.08
          Options expired                               (21)                -
          Options exercised                               -               (61)          $0.63
                                           ------------------ ------------------  ------------------

          Balances, December 31, 2002                     -             1,573           $1.00
                                           ================== ==================  ==================


       At December 31, 2002, 2001 and 2000, 1,087,000, 1,035,000 and 779,000
       options, respectively, were exercisable at a weighted average exercise price of $1.10, $1.12 and $1.11, respectively.

       Options to purchase common stock outstanding and currently exercisable by exercise price at December 31, 2002, are as follows (in thousands, except years and per share data):

                               Options Outstanding                                 Options Exercisable
       ....................................................................  .................................
                                             Weighted
                                              Average         Weighted                           Weighted
           Range of                          Remaining         Average                            Average
           Exercise          Number         Contractual       Exercise           Number          Exercise
            Prices         Outstanding         Life             Price          Exercisable         Price
       ----------------- ---------------- ---------------- ----------------  ---------------- ----------------
         $0.00-$0.50                 10         6.3             $0.34                    10        $0.34
         $0.56-$0.75                410         6.1             $0.69                    63        $0.67
         $0.76-$1.00                734         3.8             $0.93                   644        $0.94
         $1.01-$1.25                115         5.3             $1.12                    84        $1.11
         $1.26-$1.50                 72         3.9             $1.32                    54        $1.34
         $1.51-$1.75                194         1.7             $1.57                   194        $1.57
         $1.76-$2.00                 31         7.1             $1.94                    31        $1.94
         $2.01-$3.00                  7         5.2             $2.37                     7        $2.37
                         ----------------                                    ----------------
                                  1,573         4.3             $1.00                 1,087        $1.10
                         ================                                    ================

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 2002, 2001 and 2000:

                                                              2002                2001               2000
                                                       ------------------- ------------------- -----------------
       Risk-free interest rate                            3.86%-5.43%          4.22%-5.25%       5.85%-6.44%
       Expected life                                       6.9 years           7.0 years          6.71 years
       Expected dividends                                      -                   -                  -
       Volatility                                             146%                355%               163%

       The weighted average fair value of options granted in 2002, 2001 and 2000 was $0.71, $0.67 and $1.21 per share, respectively.

       Option Grants to Non-employees
       In addition to the options granted under the plans detailed above, Castelle has granted options to purchase common stock to consultants under special arrangements.

       During the years ended December 31, 2001 and 2000, the Company granted 3,000 and 20,000 options, respectively, to non-employees.. Under EITF 96-18, the unvested options are revalued at each balance sheet date to reflect their current fair value. Compensation expense is reflected in results of operations over the vesting period. As of December 31, 2002, the following assumptions were used in determining the fair value of the options: dividend yield of 0%, expected volatility of 180%, risk-free interest rate of 5.48% and a contractual life of 3 years, resulting in a deemed fair market value per share of $0.75.

       In connection with its grant of options to non-employees, the Company recorded charges of $1,000 and $16,000 in 2002 and 2001, respectively.

       Options to purchase 33,000, 35,000 and 55,000 shares of common stock were held by non-employees at December 31, 2002, 2001 and 2000, respectively, of which 33,000, 35,000 and 35,000 were exercisable for aggregate total exercise proceeds of $50,000, $52,000 and $52,000, respectively.

7.     Income Taxes

       The Company recorded a provision for income taxes of $6,000 in each of 2002 and 2000. No provision for income taxes was made in 2001 as the Company incurred a loss.

       The Company's tax provision differs from the provision computed using statutory income tax rates as follows (in thousands):

                                                                        2002            2001           2000
                                                                   ---------------- -------------- --------------

        Federal tax provision/(benefit) at statutory rate                  $  248       $ (201)        $ 210
        Permanent difference due to
           non-deductible expenses                                              7            8            36
        State taxes provision/(benefit), net of federal benefit                 6           (7)            4
        Utilization of Net Operating Loss Carryovers                         (122)           -           (66)
        Change in valuation allowance                                         (65)          258)        (124)
        General business credits                                              (68)          (58)         (54)
                                                                   ---------------- -------------- --------------
                                                                           $    6       $     -       $    6
                                                                   ================ ============== ==============


       The components of the net deferred tax assets are as follows (in thousands):

                                                                              December 31,
                                                                   ...................................
                                                                        2002               2001
                                                                   ----------------  -----------------

        Inventory allowances and adjustments                              $  131             $   211
        Accounts receivable allowances                                         28                 38
        Other liabilities and allowances                                      567                558
        Net operating loss carryforwards                                    4,727              4,929
        Tax credit carryforwards                                            1,825              1,950
        Depreciation and amortization                                         411                260
        Valuation allowance                                                (7,689)             (7946)
                                                                   ----------------  -----------------
             Total net deferred tax assets                                $     -            $     -
                                                                   ================  =================

       Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2002 and 2001.

       At December 31, 2002, the Company had net operating loss carryforwards of approximately $13,334,000 and $3,323,000 available to offset future federal and California taxable income, respectively. These loss carryforwards will expire in varying amounts beginning in 2004 through 2022. In addition, at December 31, 2002, the Company had Federal and California Research and Development credit carryforwards of approximately $1,175,000 and $776,000, respectively. These credits expire in varying amounts beginning in 2007.

       For federal and state income tax purposes, the amount of benefit from a portion of the Company's net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three year period.

       The Company's profit (loss) before provision for income taxes for all periods presented was derived substantially from domestic operations.


8.     Retirement Plan

       The Company has a voluntary 401(k) plan covering substantially all employees. The plan provides for employer contributions at the discretion of the Board of Directors. In 2002, 2001 and 2000, the Company made no contributions to the plan.


9.     Major Customers and Segment Information

       Revenues by geographic area are determined by the location of the customer and are summarized as follows (in thousands):

                                                                         Years Ended December 31,
                                                            ...................................................
                                                                 2002              2001              2000
                                                            ----------------  ----------------  ---------------

         North America                                            $  8,046          $  7,368        $  11,260
         Europe                                                        826               960              853
         Pacific Rim                                                   887             1,026            2,719
                                                            ----------------  ----------------  ---------------

            Total revenues                                        $  9,759          $  9,354        $  14,832
                                                            ================  ================  ===============


       Customers that individually accounted for greater than 10% of net sales are as follows (in thousands):

                                                            Years Ended December 31,
                          ..............................................................................................
                                      2002                             2001                            2000
           Customer          Amount        Percentage         Amount        Percentage         Amount       Percentage
       -----------------  -------------- ---------------  --------------- ---------------  --------------- -------------

              A               $  2,657        26%              $  2,591        28%              $  2,485       17%
              B                  2,257        22%                 1,635        18%                 1,463       10%
              C                      *          *                   915        10%                 2,183       15%

       * - In 2002, this customer was responsible for less than 10% of net sales

10.    Restructuring

       In response to the continuing economic slowdown and decrease in demand for the Company's products, the Company terminated 17 regular, temporary and contractor positions in April 2001, which constituted approximately 25% of the Company's workforce. The restructuring included an asset write-off and other direct expenses associated with the consolidation of our operations in the United Kingdom and El Dorado Hills, California.

       In the second quarter of 2002, a non-recurring benefit of $40,000 arising from the reversal of a portion of the previously recorded restructuring charge was included in the results of operations, following the completion of the Company's 2001 restructuring program for less than previously anticipated. The following table sets forth an analysis of the components of the restructuring charge, and subsequent activity
       (in thousands):

                                                  Employee                   Asset Write
                                                  Costs       Facilities        Down         Other        Total
          Provision for restructuring               $ 98          $64             $ 26        $ 51       $ 239
          Non-cash items                               -            -              (26)          -         (26)
          Cash payments                              (62)         (36)               -         (26)       (124)
                                             --------------------------------------------------------------------
              Balance as of December 31, 2001         36           28                -          25           89
          Cash payments                              (36)           -                -         (13)         (49)
          Reversal of excess accrual                   -          (28)               -         (12)         (40)
                                             --------------------------------------------------------------------
              Balance as of December 31, 2002       $  -          $ -             $  -       $   -        $   -

11.    Litigation

       From time to time, the Company is involved in various legal proceedings in the ordinary course of business. The Company is not currently involved in any litigation, which, in management's opinion, would have a material adverse effect on its business, operating results, cash flows or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to the Company's business in the future.

12.    Stock Buyback

       In the fourth quarter of 2002, the Company's Board of Directors authorized the Company, from time to time, to repurchase at market prices, up to $2.25 million of its common stock for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at the discretion of the management of the Company. No time limit was set for the completion of this program. At the time of the approval by the Board of Directors, the Company had approximately 4.8 million shares of common stock outstanding and as of the end of the third quarter 2002, cash and cash equivalents were approximately $4.8 million. During the fourth quarter of 2002, the Company repurchased through open market and negotiated transactions a total of 1.62 million shares for $1.8 million, representing an average per share price of $1.10.

Castelle                                                             Schedule II
Valuation and Qualifying Accounts
(in thousands)
--------------------------------------------------------------------------------

                                                                            Additions
                                                          Balance at        Charged to                          Balance at
                                                           Beginning         Costs and                            End of
                                                           of Period         Expenses         Deductions          Period
                                                        ----------------  ----------------  ----------------  ----------------

Year Ended December 31, 2000:
Deducted from asset accounts:
    Allowance for doubtful accounts                            $   263           $   257           $   345           $   175
    Provision for excess and obsolete inventory                $   459           $    80           $   173           $   366

Year Ended December 31, 2001:
Deducted from asset accounts:
    Allowance for doubtful accounts                            $   175           $    59           $   138           $    96
    Provision for excess and obsolete inventory                $   366           $   148           $   (4)           $   518

Year Ended December 31, 2002:
Deducted from asset accounts:
    Allowance for doubtful accounts                            $    96           $   (21)          $     5          $     70
    Provision for excess and obsolete inventory                $   518           $     -           $   202          $    316


Castelle
Index to Exhibits
--------------------------------------------------------------------------------


  Exhibit
  Number      Description
    ------      ----------------------------------------------------------------
    10.14       Employment agreement between the Company and Messier S. McDonald
    10.15       Form of Executive Severance and Transition Benefits Agreement
                between the Company and Messier S. McDonald
    10.16       2002 Equity Incentive Plan
    10.17       Loan and Security Agreement with Silicon Valley Bank
    10.18       Loan Modification Agreement with Silicon Valley Bank
    23.1        Consent of Independent Accountants