Form 10-Q
period 2003-03-31
CASTELLE \CA\
filed 2003-05-14
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of Common Stock outstanding as of April 30, 2003 was 3,179,946.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b of the Exchange Act).   Yes __ No  |X|

CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            PAGE
PART I.    FINANCIAL INFORMATION

     Item 1.    Consolidated Financial Statements:

                Consolidated Balance Sheets                                    2

                Consolidated Statements of Income                              3

                Consolidated Statements of Cash Flows                          4

                Notes to Consolidated Financial Statements                     5

     SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS                               12

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     13

     Item 3     Quantitative and Qualitative Disclosures About Market Risk    23

     Item 4     Controls and Procedures                                       23


PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings                                             24

     Item 2.    Changes in Securities and Use of Proceeds                     24

     Item 3.    Defaults Upon Senior Securities                               24

     Item 4.    Submission of Matters to a Vote of Security Holders           24

     Item 5.    Other Information                                             24

     Item 6.    Exhibits and Reports on Form 8-K                              24

                Signatures                                                    25

     Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002                                                       26

     Exhibit 99.1 - Certificate pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of
                2002                                                         E-1

     Exhibit 99.2 - Certificate pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of
                2002                                                         E-2

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                    CASTELLE
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                          March 31, 2003         December 31, 2002

                                                      ----------------------   --------------------
Assets:
   Current assets:
     Cash and cash equivalents                                 $   3,356               $  3,460
     Accounts receivable,
        net of allowance for doubtful accounts
        of $37 and $70, respectively                                 660                    444
     Inventories, net                                                963                  1,110
     Prepaid expenses and other current assets                       201                     88
                                                      ----------------------   --------------------
        Total current assets                                       5,180                  5,102
   Property and equipment, net                                       458                    425
   Other non-current assets                                          108                    108
                                                      ----------------------   --------------------
        Total assets                                            $  5,746               $  5,635
                                                      ======================   ====================

Liabilities and Shareholders' Equity:
   Current liabilities:
     Long-term debt, current portion                             $    21                 $   21
     Accounts payable                                                282                    359
     Accrued liabilities                                           2,266                  2,288
                                                      ----------------------   --------------------
        Total current liabilities                                  2,569                  2,668
         Long term debt, net of current portion                       39                     44
                                                      ----------------------   --------------------
        Total liabilities                                          2,608                  2,712
                                                      ----------------------   --------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding: 3,161 and 3,187,
        respectively                                              27,010                 27,038
     Accumulated deficit                                         (23,872)               (24,115)
                                                      ----------------------   --------------------
        Total shareholders' equity                                 3,138                  2,923
                                                      ----------------------   --------------------
        Total liabilities and shareholders' equity              $  5,746               $  5,635
                                                      ======================   ====================

          See accompanying notes to consolidated financial statements.

                                    CASTELLE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                              Three months ended
                                                                    ......................................
                                                                      March 31, 2003      March 31, 2002
                                                                    -----------------   ------------------

 Net sales                                                                $ 2,500              $ 2,368
 Cost of sales                                                                697                  777
                                                                    -----------------   ------------------
     Gross profit                                                           1,803                1,591
                                                                    -----------------   ------------------

 Operating expenses:
     Research and development                                                 355                  413
     Sales and marketing                                                      735                  763
     General and administrative                                               457                  404
                                                                    -----------------   ------------------
        Total operating expenses                                            1,547                1,580
                                                                    -----------------   ------------------
 Income from operations                                                       256                   11

     Interest income, net                                                       4                   10
     Other income/(expense), net                                              (15)                  11
                                                                    -----------------   ------------------
 Income before provision for income taxes                                     245                   32
     Provision for income taxes                                                 2                    -
                                                                    -----------------   ------------------
 Net income                                                                $  243               $   32
                                                                    =================   ==================

 Earnings per share:
    Net income per common share - basic                                    $ 0.08              $  0.01
    Net income per common share - diluted                                  $ 0.06              $  0.01

    Shares used in per share calculation - basic                            3,200                4,745
    Shares used in per share calculation - diluted                          3,828                4,774

          See accompanying notes to consolidated financial statements..



                                    CASTELLE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                Three months ended
                                                                     ......................................
                                                                       March 31, 2003      March 31, 2002
                                                                     -----------------   ------------------
  Cash flows from operating activities:
     Net income                                                              $  243              $   32
     Adjustment to reconcile net income to net cash provided
      by/(used in) operating activities:
       Depreciation and amortization                                             57                  54
       Provision for doubtful accounts and sales returns                       (143)                111
       Provision for excess and obsolete inventory                               (5)                (50)
       Loss on disposal of fixed assets                                           -                   1
       Changes in assets and liabilities:
        Accounts receivable                                                     (73)               (189)
        Inventories                                                             152                 202
        Prepaid expenses and other current assets                              (113)                 14
        Accounts payable                                                        (77)               (142)
        Accrued liabilities                                                     (22)               (132)
                                                                     -----------------   ------------------
          Net cash provided by/(used in) operating activities                    19                 (99)
                                                                     -----------------   ------------------

  Cash flows from investing activities:
     Acquisition of equipment                                                   (90)                 (3)
                                                                     -----------------   ------------------
             Net cash used in investing activities                              (90)                 (3)
                                                                     -----------------   ------------------

  Cash flows from financing activities:
     Repayment of long-term debt                                                (5)                  (4)
     Proceeds from exercise of options                                          21                    -
     Repurchase of  common stock                                               (49)                   -
                                                                     -----------------   ------------------
          Net cash used in financing activities                                (33)                  (4)


  Net decrease in cash and cash equivalents                                   (104)                (106)

  Cash and cash equivalents at beginning of period                           3,460                4,568
                                                                     -----------------   ------------------
  Cash and cash equivalents at end of period                               $ 3,356              $ 4,462
                                                                     =================   ==================

          See accompanying notes to consolidated financial statements.

                                    CASTELLE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements include the accounts of Castelle and its wholly-owned subsidiary in the United Kingdom. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2002. The condensed balance sheet data as of December 31, 2002 was derived from our audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of results that we expect for any future period, or for the entire year.

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

     The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated capital requirements for the next 12 months. However, a decline in future orders and revenues might require the Company to seek additional capital to meet its working capital needs during or beyond the next twelve months if the Company is unable to reduce expenses to the degree necessary to avoid incurring losses. If the Company has a need for additional capital resources, it may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's existing and new products, if any, and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to the Company's shareholders.

     In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. In the first quarter of 2003, Ingram Micro and Tech Data, the Company's two largest distributors, collectively represented approximately 51% of the Company's net sales.

     In the same period of 2002, the same distributors collectively represented approximately 50% of the Company's net sales.

2.   Revenue Recognition

     Castelle recognizes revenue based on the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists."

     Product revenue is recognized upon shipment if a signed contract or purchase order exists, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Shipment generally occurs and title is transferred when product is delivered to a common carrier.

     The Company enters into agreements with some of its distributors that permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. Customers who purchase products directly from Castelle also have limited return rights, which expire 30 days from product shipment. Revenues subject to stock rotation rights are reduced by management's estimates of anticipated exchanges. Castelle establishes its returns allowance for distributors and direct customers based on historic return rates.

     Pursuant to the Company's agreements with distributors, the Company also protects its distributors' exposure related to the impact of price reductions. Price adjustments are recorded at the time price reductions are communicated to the Company's distributors.

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

3.       Net Income Per Share:

     Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for that period. Diluted net income per share reflects the potential dilution from the exercise or conversion of other securities into common stock that were outstanding during the period. Diluted net loss per share excludes shares that are potentially dilutive if their effect is anti-dilutive. Shares that are potentially dilutive consist of incremental common shares issuable upon exercise of stock options and warrants.

     Basic and diluted earnings per share are calculated as follows for first quarters of 2003 and 2002 (unaudited, in thousands, except per share amounts):


                                                                March 31, 2003      March 31, 2002
                                                             ----------------------------------------
  Basic:
     Weighted average common shares outstanding                           3,200               4,745
                                                             =========================================
     Net income                                                          $  243              $   32
                                                             =========================================
     Net income per common share - basic                                 $ 0.08              $ 0.01
                                                             =========================================

  Diluted:
     Weighted average common shares outstanding                           3,200               4,745
     Common equivalent shares from stock options                            628                  29
                                                             -----------------------------------------
     Shares used in per share calculation - diluted                       3,828               4,774
                                                             =========================================
     Net income                                                          $  243              $   32
                                                             =========================================
     Net income per common share - diluted                               $ 0.06              $ 0.01
                                                             =========================================

     The calculation of diluted shares outstanding excludes 1,558,000 and 1,235,000 shares of common stock issuable upon exercise of outstanding stock options at March 31, 2003 and March 31, 2002, respectively, as their effect was anti-dilutive in the periods.

     Stock-Based Compensation
     On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.

     Had compensation costs been determined consistent with SFAS No. 123, the Company's net income or loss would have been changed to the amounts indicated below for the quarters ended March 31 (unaudited, in thousands, except per share data):

                                                                            2003           2002
                                                                            ----           ----
       Net income - as reported                                           $   243        $    32
       Fair value of stock-based compensation                                 (42)           (45)
                                                                    --------------- --------------
       Net income - pro forma                                             $   201        $   (13)
                                                                    =============== ==============

       Net income per share - basic - as reported                         $  0.08        $   0.01
       Net income per share - diluted - as reported                       $  0.06        $   0.01
       Net income per share - basic - pro forma                           $  0.06        $      -
       Net income per share - diluted - pro forma                         $  0.05        $      -


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

4.   Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of reserves for excess and obsolete inventory. Inventory details are as follows (unaudited, in thousands):

                                     March 31, 2003        December 31, 2002
                                 ----------------------- -----------------------
        Raw material                          $  471                  $  493
        Work in process                           38                     179
        Finished goods                           454                     438
                                 ----------------------- -----------------------
         Total inventory, net                 $  963                 $ 1,110
                                 ======================= =======================


5.   Segment Information:

     The Company has determined that it operates in one segment. Revenues by geographic area are determined by the location of the end user and are summarized as follows (unaudited, in thousands):

                                      March 31, 2003         March 31, 2002
                                  ----------------------- ---------------------
        North America                      $  2,083             $  1,978
        Europe                                  175                  232
        Pacific Rim                             242                  158
                                  ----------------------- ---------------------
             Total Revenue                 $  2,500             $  2,368
                                  ======================= =====================


     Customers that individually accounted for greater than 10% of net sales are as follows (unaudited, in thousands):

                                                   March 31, 2003                    March 31, 2002
                   Customer                  Amount           Percentage         Amount         Percentage
       --------------------------------- ----------------  ----------------- ---------------- ---------------
                      A                          $  664          27%                 $  706        30%
                      B                          $  605          24%                 $  592        25%


6.   Comprehensive Income:

     Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, therefore, no separate statement of comprehensive income has been presented.

7.   Commitments and Contingencies:

     Contingencies
     From time to time, the Company is involved in various legal proceedings in the ordinary course of business. The Company is not currently involved in any litigation, which, in management's opinion, would have a material adverse effect on its business, operating results, cash flows or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to the Company's business in the future.

     Lease Commitments
     The following represents combined aggregate maturities for all the Company's financing and commitments as of March 31, 2003 (unaudited, in thousands):

                                                                           Capital Lease            Total
                                                       Operating Leases      Obligations      Commitments
                                                       ----------------------------------------------------
           Nine months ending December 31, 2003                  $  195           $   21           $  216
           Year ending December 31, 2004                            269               20              289
           Year ending December 31, 2005                            263               18              281
           Year ending December 31, 2006                              -               15               15
                                                       ----------------------------------------------------
                          Total Commitments                      $  727            $  74           $  801
                                                       ====================================================


     The lease on the Company's headquarters facility has a term of 5 years, expiring in December 2005 with one conditional three-year option, which if exercised would extend the lease to December 2008 commencing with rent at ninety-five percent of fair market value.

     The Company leases certain of its equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal and escalation clauses and purchase provisions and require the Company to pay taxes, insurance and maintenance costs. As of March 31, 2003, the Company had loan and security agreements for an aggregate value of $100,000, which are subject to interest rates of 12.5% to 12.8%.

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

     The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of sales. A reconciliation of the changes in the Company's warranty liability for the quarter ending March 31, 2003 follows (unaudited, in thousands):

              Warranty accrual as of December 31, 2002                   $   34
              Accruals for warranties issued during the quarter              29
              Settlements made in kind during the quarter                   (30)
                                                                       ---------
              Warranty accrual as of March 31, 2003                      $   33
                                                                       =========

     As permitted under California law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables us to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.


     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual following execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

8.   Stock Buyback:

     In the fourth quarter of 2002, the Company's Board of Directors authorized the Company, from time to time, to repurchase at market prices, up to $2.25 million of its common stock for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at the discretion of the management of the Company. No time limit was set for the completion of this program. At the time of the approval by the Board of Directors, the Company had approximately 4.8 million shares of common stock outstanding. During the fourth quarter of 2002, the Company repurchased from open market and negotiated transactions a total of approximately 1.62 million shares for approximately $1.8 million, at an average per share price of $1.10. During the first quarter of 2003, the Company repurchased from open market transactions a total of 46,500 shares for $49,000, at an average per share price of $1.04. The Company intends to continue to execute its buyback program in 2003 as it deems necessary.

9.   Recent Accounting Pronouncements:

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material impact on the Company's results of operations or consolidated financial statements, although SFAS No. 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. These consolidated financial statements comply with the recognition and disclosure requirements of this interpretation.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact of the adoption of this pronouncement on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation". SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. SFA No. 148 is effective for years ending after December 15, 2002. These consolidated financial statements comply with the requirements of SFAS No. 148.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities ("VIEs") must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of this interpretation will have a material impact on its results of operations and consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on its results of operations and consolidated financial statements.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties. The Company's operating results may vary significantly from quarter to quarter due to a variety of factors, including changes in the Company's product and customer mix, constraints in the Company's manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by the Company or its competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures, and economic conditions in the United States, Europe and Asia. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Unless the context otherwise requires, references in this Form 10-Q to "we," "us," or the "Company" refer to Castelle. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the risks and uncertainties discussed herein, as well as other risks set forth under the caption "Risk Factors" below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the "Special Note on Forward-Looking Statements" prior to this section. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K for the year ended December 31, 2002.


Critical Accounting Policies

Castelle's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Castelle include revenue recognition; distributor programs and incentives; warranty; credit, collection and allowances for doubtful accounts; inventories and related allowance for obsolete and excess inventory; and income taxes, which are discussed in more detail under the caption "Critical Accounting Policies" in the Company's 2002 Annual Report on Form 10-K.


Consolidated Statements of Income - As a Percentage of Net Sales


                                                                    (unaudited)
                                                                 THREE MONTHS ENDED
                                                      ......................................
                                                        March 31, 2003      March 31, 2002
                                                      ------------------  ------------------

       Net sales                                                100%                100%
       Cost of sales                                             28%                 33%
                                                      ------------------  ------------------
           Gross profit                                          72%                 67%
                                                      ------------------  ------------------

       Operating expenses:
           Research and development                              14%                 17%
           Sales and marketing                                   30%                 32%
           General and administrative                            18%                 17%
                                                      ------------------  ------------------
              Total operating expense                            62%                 66%
       Income from operations                                    10%                 *
           Interest income, net                                  *                   *
           Other income/(expense), net                           *                   *
                                                      ------------------  ------------------
       Income before provision for income taxes                 10%                  1%
           Provision for income taxes                            *                  --
                                                      ------------------  ------------------
       Net income                                               10%                  1%
                                                      ==================  ==================

       *  Less than 1%

Results of Operations

     Net Sales

              Net sales for the first quarter of 2003 increased 5.6% to $2.5 million from $2.4 million for the same period in 2002. The increase of $135,000 was primarily attributable to an increase in shipments of our products to domestic customers.

              Domestic sales in the first quarter of 2003 were $2.1 million as compared to $2.0 million for the same period in 2002, which represents approximately 83% of total net sales in both periods. International sales in the first quarter of 2003 were $417,000 as compared to $390,000 for the same period in 2002, representing 17% of total net sales in both periods.

     Cost of Sales; Gross Profit

              Gross profit was $1.8 million, or 72% of net sales, for the first quarter of 2003, as compared to $1.6 million, or 67% of net sales, for the same period in 2002. Product cost reductions, outsourcing of our manufacturing operations and a continuing shift in product mix, which is resulting in a greater percentage of our sales arising from sales of our fax server products that have higher gross profit, contributed to the improvement in gross profit in the first quarter of 2003 as compared to the same period in 2002.

     Research & Development

              Research and product development expenses were $355,000 or 14% of net sales, for the first quarter of 2003, as compared to $413,000 or 17% of net sales, for the same period in 2002. The decrease was primarily due to lower compensation expenses of $36,000.

     Sales & Marketing

              Sales and marketing expenses were $735,000, or 29% of net sales, for the first quarter of 2003 as compared to $763,000, or 32% of net sales, for the same period in 2002. The decrease was mostly attributable to lower compensation expenses of $32,000.

     General & Administrative

              General and administrative expenses were $457,000, or 18% of net sales, for the first quarter of 2003, as compared to $404,000 or 17% of net sales, for the first quarter of 2002. The increase was largely attributable to higher compensation expenses of $48,000, audit and accounting expenses of $21,000 and investor relation expenses of $30,000, offset partially by a decrease in provision for doubtful accounts of $45,000.


Liquidity and Capital Resources

         As of March 31, 2003, we had approximately $3.4 million of cash and cash equivalents, a decrease of $104,000 from December 31, 2002. The decrease in cash and cash equivalents was mostly attributable to $90,000 used to purchase equipment and $49,000 used to repurchase shares of our common stock on the open market in the first quarter of 2003.

         We lease our corporate headquarters in Morgan Hill, California. The lease on the Morgan Hill facility has a term of five years, expiring in December 2005, with one conditional three-year option, which if exercised would extend the lease to December 2008 commencing with rent at 95% of fair market value. As of March 31, 2003, the future minimum payments under the lease were $727,000.

         In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan is subject to interest of 12.8% and is repayable by December 2006. As of March 31, 2003, the aggregate value of future minimum payments was $64,000.

         In April 2001, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $25,000. This loan is subject to interest of 12.5% and is repayable by April 2004. As of March 31, 2003, the aggregate value of future minimum payments was $10,000.

         We have a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2004, pursuant to which we may borrow 100% against pledges of cash at the bank's prime rate. Borrowings under this line of credit agreement are collateralized by all of our assets. We are in compliance with the terms of the agreement, and as of March 31, 2003, had no borrowings under the line of credit.

         As of March 31, 2003, net accounts receivable were $660,000 compared to $444,000 as of December 31, 2002. The increase in net accounts receivable was mainly attributable to higher sales at the end of the first quarter of 2003 compared to the fourth quarter of 2002.

         Net inventories as of March 31, 2003 were $963,000 compared to $1.1 million as of December 31, 2002. The reduction in inventory was mainly due to more components being used in production than components purchased in the same period.

         We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated capital requirements for the next 12 months. However, a decline in future orders and revenues might require us to seek additional capital to meet our working capital needs during or beyond the next twelve months if we are unable to reduce expenses to the degree necessary to avoid incurring losses. If we have a need for additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products, if any, and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in our inability to achieve our long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to our shareholders.

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

Recent Accounting Pronouncements:

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material impact on our results of operations or consolidated financial statements, although SFAS No. 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. These consolidated financial statements comply with the recognition and disclosure requirements of this interpretation.

         In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of the adoption of this pronouncement on its consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation". SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. SFA No. 148 is effective for years ending after December 15, 2002. These consolidated financial statements comply with the requirements of SFAS No. 148.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities ("VIEs") must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe the adoption of this interpretation will have a material impact on our results of operations and consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe the adoption of SFAS No. 149 will have a material impact on our results of operations and consolidated financial statements.


                                  RISK FACTORS

         Shareholders or investors considering the purchase of shares of our common stock should carefully consider the following risk factors, in addition to other information in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

         Other factors contributing to fluctuations in our quarterly operating results include:

 o       changes in the demand for our products;
 o customer order deferrals in anticipation of new versions of our products;
 o the introduction of new products and product enhancements by us or our competitors;
 o the effects of filling the distribution channels following introductions of new products and product enhancements;
 o potential delays in the availability of announced or anticipated products;
 o the mix of product and revenue derived from the sale of extended warranty contracts;
 o       the commencement or conclusion of significant development contracts;
 o       changes in foreign currency exchange rates; and
 o       the timing of significant marketing and sales promotions.

         Based on the foregoing, we believe that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be viewed as indications of future performance.

We have a history of losses and a large accumulated deficit.

         We have experienced significant operating losses and, as of March 31, 2003, had an accumulated deficit of $23.9 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $591,000 of losses in 2001 due to a slowdown in demand for our products due in part to industry-wide adverse economic factors. We were able to recover and have been profitable since the third quarter of 2001, with total net income of $659,000 in 2002 and $243,000 in the first quarter of 2003. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

Our common stock is listed on the Nasdaq SmallCap Market, and we have had difficulty satisfying the listing criteria to avoid the delisting of our common stock

         Our common stock has been listed on the Nasdaq SmallCap Market since April 1999. In order to maintain our listing on the Nasdaq SmallCap Market, we must maintain total assets, capital and public float at specified levels, and our common stock generally must maintain a minimum bid price of $1.00 per share. If we fail to maintain the standards necessary to be quoted on the Nasdaq SmallCap Market, our common stock could become subject to delisting. There can be no assurance that we will be able to maintain the $1.00 minimum bid price per share of our common stock and thus maintain our listing on the Nasdaq SmallCap Market. We have traded below $1.00 as recently as December 2002.

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

         The market for our products is affected by rapidly changing networking technology, evolving industry standards and the emergence of the Internet and other new communication technologies. We believe that our future success will depend upon our ability to enhance our existing products and to identify, develop, manufacture and introduce new products that

 o        conform to or support emerging network telecommunications standards;
 o are compatible with a growing array of computer and peripheral devices;
 o support popular computer and network operating systems and applications;
 o        meet a wide range of evolving user needs; and
 o        achieve market acceptance.

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

         The introduction of new or enhanced products requires us to manage the transition from the older products to the new or enhanced products or versions, both internally and for customers. We must manage new product introductions so as to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands. We have from time to time experienced delays in the shipment of new products. There can be no assurance that we will successfully manage future product transitions.

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

         From time to time, we may announce new products, product versions, capabilities or technologies that have the potential to replace or shorten the life cycles of existing products. The release of a new product or product version may result in the write-down of products in inventory if this inventory becomes obsolete. We have in the past experienced increased returns of a particular product version following the announcement of a planned release of a new version of that product. There can be no assurance that product returns will not exceed our allowance for these returns in the future and will not have a material adverse effect on our business, operating results and financial condition.

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

         Our success depends upon our technological expertise and proprietary software technology. We rely upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our technologies. It may be possible for unauthorized third parties to copy our products or to reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries either do not protect our proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that our current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense and divert the efforts our technical and management personnel, whether or not any litigation is determined in favor of us. In the event of an adverse result in litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in this development or that any such licenses would be available on commercially reasonable terms. We also rely on technology licensed from third parties. There can be no assurance that these licenses will continue to be available upon reasonable terms, if at all. Any impairment or termination of our relationship with third-party licensors could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our precautions will be adequate to deter misappropriation or infringement of our proprietary technologies.

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

         The price of our common stock has fluctuated widely in the past. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. Our management believes past fluctuations may have been caused by the factors identified above, and that these factors may continue to affect the market price of our common stock. Additionally, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of ourcommon stock and other high technology companies, often for reasons unrelated to operating performance. We anticipate that prices for our common stock may continue to be volatile. Future stock price volatility for may result in the initiation of securities litigation against us, which may divert substantial management and financial resources and have an adverse effect on our business, operating results and financial condition.

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

         Beginning with the enactment of the Sarbanes-Oxley Act of 2002, a significant number of new corporate governance requirements have been adopted or proposed through legislation and regulation by the Securities and Exchange Commission and the Nasdaq National Stock Market. We may have difficulty in complying with these requirements at all times in the future. Additionally, we expect these developments to increase our legal compliance and accounting costs, and to make some activities more difficult, such as stockholder approval of new stock option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers.

Voting control by officer, directors and affiliates may delay, defer or prevent a change of control.

         At April 30, 2003, our officers and directors and their affiliates beneficially owned approximately 25% of the outstanding shares of common stock. Accordingly, together they had the ability to significantly influence the election of our directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2003. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements; therefore we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market accounts or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment.


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

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.


ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

                  Additional Exhibit

                  In accordance with SEC Release No. 33-8212, Exhibits 99.1 and
                  99.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

                  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

                  99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle
            (b) Reports on Form 8-K

                  During the first quarter of 2003, Castelle filed an 8-K on January 17, 2003. Under Item 5, Castelle filed a press release that announced its receipt of a letter from Nasdaq Listing Qualifications Hearings Counsel dated January 16, 2003. The letter reported that Castelle had demonstrated compliance with the Nasdaq Qualifications Exception issued to Castelle on November 18, 2002, and with all the requirements for continued listing on the Nasdaq SmallCap Market.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Scott C. McDonald                                   Date: May 14, 2003
      Scott C. McDonald
      Chief Executive Officer and President
      (Principal Executive Officer)

By:   /s/ Paul Cheng                                          Date: May 14, 2003
      Paul Cheng
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                   By:  /s/ Scott C. McDonald
                                           Scott C. McDonald
                                           Chief Executive Officer and President

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  May 14, 2003              By:  /s/ Paul Cheng
                                           Paul Cheng
                                           Chief Financial Officer

                Certification Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of the Sarbanes-Oxley Act of 2002



         In connection with the Quarterly Report of Castelle (the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott C. McDonald, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                  /s/ Scott C. McDonald
         Name:    Scott C. McDonald
         Title:   Chief Executive Officer

         Date:    May 14, 2003

A signed original of this written statement required by Section 906 has been provided to Castelle and will be retained by Castelle and furnished to the Securities and Exchange Commission or its staff upon request.

                Certification Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of the Sarbanes-Oxley Act of 2002



         In connection with the Quarterly Report of Castelle (the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Cheng, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



         /s/ Paul Cheng
Name:    Paul Cheng
Title:   Chief Financial Officer

Date:    May 14, 2003


A signed original of this written statement required by Section 906 has been provided to Castelle and will be retained by Castelle and furnished to the Securities and Exchange Commission or its staff upon request.