Form 10-Q
period 2003-06-30
CASTELLE \CA\
filed 2003-08-12
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of Common Stock outstanding as of August 4, 2003 was 3,269,395.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes __ No  |X|



                                    CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                                                     PAGE

     Item 1.    Unaudited Condensed Consolidated Financial Statements:

                Unaudited Condensed Consolidated Balance Sheets                                         2

                Unaudited Condensed Consolidated Statements of Operations                               3

                Unaudited Condensed Consolidated Statements of Cash Flows                               4

                Notes to Unaudited Condensed Consolidated Financial Statements                          5

     SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS                                                        13

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                              14

     Item 3Quantitative and Qualitative Disclosures About Market Risk                                  24

     Item 4Controls and Procedures                                                                     24


PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                      25

     Item 2.    Changes in Securities and Use of Proceeds                                              25

     Item 3.    Defaults Upon Senior Securities                                                        25

     Item 4.    Submission of Matters to a Vote of Security Holders                                    25

     Item 5.    Other Information                                                                      25

     Item 6.    Exhibits and Reports on Form 8-K                                                       25

                Signatures                                                                             27

                Exhibit 31.1 - Certification pursuant to 18 U.S.C. Section 1350,
                as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                   E-1

                Exhibit 31.2 - Certification pursuant to 18 U.S.C. Section 1350,
                as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                   E-2

                Exhibit 32.1 - Certificate pursuant to 18 U.S.C. Section 1350,
                as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                   E-3

                Exhibit 32.2 - Certificate pursuant to 18 U.S.C. Section 1350,
                as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                   E-4



                         PART I - FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    CASTELLE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                       June 30, 2003         December 31, 2002

                                                                  ----------------------   --------------------
Assets:
   Current assets:
     Cash and cash equivalents                                             $   3,663               $  3,460
     Accounts receivable, net of allowance for doubtful accounts
        of $31 and $70, respectively                                             765                    444
     Inventories                                                                 872                  1,110
     Prepaid expenses and other current assets                                   262                     88
                                                                  ----------------------   --------------------
        Total current assets                                                   5,562                  5,102
   Property and equipment, net                                                   415                    425
   Other non-current assets                                                      108                    108
                                                                  ----------------------   --------------------
        Total assets                                                        $  6,085               $  5,635
                                                                  ======================   ====================

Liabilities and Shareholders' Equity:
   Current liabilities:
     Long-term debt, current portion                                        $     20               $     21
     Accounts payable                                                            196                    359
     Accrued liabilities                                                       2,409                  2,288
                                                                  ----------------------   --------------------
        Total current liabilities                                              2,625                  2,668
         Long term debt, net of current portion                                   35                     44
                                                                  ----------------------   --------------------
        Total liabilities                                                      2,660                  2,712
                                                                  ----------------------   --------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding: 3,216 and 3,187, respectively                 27,069                 27,038
     Accumulated deficit                                                     (23,644)               (24,115)
                                                                  ----------------------   --------------------
        Total shareholders' equity                                             3,425                  2,923
                                                                  ----------------------   --------------------
        Total liabilities and shareholders' equity                          $  6,085               $  5,635
                                                                  ======================   ====================

See accompanying notes to unaudited condensed consolidated financial statements.



                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           Three months ended                   Six months ended
                                                     ................................    ...............................
                                                       June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                                     ----------------  --------------   ---------------  ---------------

   Net sales                                              $ 2,511         $ 2,261           $ 5,011          $ 4,629
   Cost of sales                                              573             669             1,270            1,446
                                                     ----------------  --------------   ---------------  ---------------
       Gross profit                                         1,938           1,592             3,741            3,183
                                                     ----------------  --------------   ---------------  ---------------

   Operating expenses:
       Research and development                               429             349               784              762
       Sales and marketing                                    760             780             1,495            1,543
       General and administrative                             509             450               966              854
       Restructuring charges                                    -             (40)                -              (40)
                                                     ----------------  --------------   ---------------  ---------------
          Total operating expenses                          1,698           1,539            3,245              3,119
                                                      ---------------- --------------   ---------------  ---------------
   Income from operations                                     240              53               496               64

       Interest income, net                                     4              12                 8               22
       Other income (expense), net                           (14)              (3)              (29)               8
                                                     ----------------  --------------   ---------------  ---------------
   Income before provision for income taxes                   230              62               475               94
       Provision for income taxes                               2              --                 4               --
                                                     ----------------  --------------   ---------------  ---------------
   Net income                                              $  228            $ 62            $  471             $ 94
                                                     ================  ==============   ===============  ===============

   Income per share:
      Net income per common share - basic                  $ 0.07           $ 0.01           $  0.15          $ 0.02
      Net income per common share - diluted                $ 0.06           $ 0.01           $  0.12          $ 0.02
      Shares used in per share calculation - basic          3,200            4,749             3,223           4,747
      Shares used in per share calculation - diluted        4,138            4,765             4,010           4,769

See accompanying notes to unaudited condensed consolidated financial statements.


                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                        Six months ended
                                                                           ......................................
                                                                             June 30, 2003        June 30, 2002
                                                                           -----------------   ------------------
       Cash flows from operating activities:
           Net income                                                             $  471               $  94
           Adjustment to reconcile net income to net cash provided
              by/(used in) operating activities:
             Loss on disposal of fixed assets                                         --                   1
             Depreciation and amortization                                           109                 108
             Provision for doubtful accounts and sales returns                      (158)                 81
             Provision for excess and obsolete inventory                             (67)               (143)
             Changes in assets and liabilities:
              Accounts receivable                                                   (163)                (50)
              Inventories                                                            305                 227
              Prepaid expenses and other current assets                             (174)                  9
              Accounts payable                                                      (163)               (131)
              Accrued liabilities                                                    121                (427)
                                                                           -----------------   ------------------
                Net cash provided by/(used in) operating activities                  281                (231)
                                                                           -----------------   ------------------

        Cash flows from investing activities:
           Purchase of property and equipment                                        (99)                (21)
                                                                           -----------------   ------------------
                Net cash used in investing activities                                (99)                (21)
                                                                           -----------------   ------------------

        Cash flows from financing activities:
           Repayment of long-term debt                                               (10)                 (8)
           Proceeds from issuances of common stock, net of
             repurchases                                                              31                   3
                                                                           -----------------   ------------------
                Net cash provided by/(used in) financing activities                   21                  (5)
                                                                           -----------------   ------------------

        Net increase/(decrease) in cash and cash equivalents                         203                (257)

        Cash and cash equivalents at beginning of period                           3,460                4,568
                                                                           -----------------   ------------------
        Cash and cash equivalents at end of period                               $ 3,663              $ 4,311
                                                                           =================   ==================


See accompanying notes to unaudited condensed consolidated financial statements.

                                    CASTELLE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements include the accounts of Castelle and its wholly-owned subsidiary in the United Kingdom. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated have been included. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying condensed consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2002. The condensed balance sheet data as of December 31, 2002 was derived from our audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of results that we expect for any future period, or for the entire year.

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

     In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. In the first six months of 2003, Ingram Micro and Tech Data, the Company's two largest distributors, collectively represented approximately 48% of the Company's net sales.

     In the same period of 2002, the same distributors collectively represented approximately 52% of the Company's net sales.

2.       Revenue Recognition

     Castelle recognizes revenue based on the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists."

     Product revenue is recognized upon shipment if a signed contract or purchase order exists, the fee is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Shipment generally occurs and title and risk of loss is transferred when the product is delivered to a common carrier.

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

     Castelle recognizes royalty income on the sale of LANpress products by a Japanese distributor. Royalties are recognized when the products are sold by the distributor to its end customer.

3.       Net Income Per Share:

     Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for that period. Diluted net income per share reflects the potential dilution from the exercise or conversion of other securities into common stock that were outstanding during the period. Diluted net income per share excludes shares that are potentially dilutive if their effect is anti-dilutive. Shares that are potentially dilutive consist of incremental common shares issuable upon exercise of stock options.

     Basic and diluted earnings per share are calculated as follows for the second quarter and first six months of 2003 and 2002 (in thousands, except per share amounts):





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
                                                                      Three months ended           Six months ended
                                                                 ............... ........... ............................
                                                                     June 30,      June 30,    June 30, 2003 June 30, 2002
                                                                       2003          2002
                                                                 --------------- ----------- ----------------------------
               Basic:
                  Weighted average common shares outstanding           3,200         4,749         3,223         4,747
                                                                 =============== ============ ============= ==============
                  Net income                                          $  228         $  62        $  471        $   94
                                                                 =============== ============ ============= ==============
                  Net income per common share - basic                 $ 0.07         $0.01        $ 0.15        $ 0.02
                                                                 =============== ============ ============= ==============

               Diluted:
                  Weighted average common shares outstanding           3,200         4,749         3,223         4,747
                  Common equivalent shares from stock options            938            16           787            22
                                                                 --------------- ------------ ------------- --------------
                  Shares used in per share calculation - diluted       4,138         4,765         4,010         4,769
                                                                 =============== ============ ============= ==============
                  Net income                                          $  228         $  62        $  471         $  94
                                                                 =============== ============ ============= ==============
                  Net income per common share - diluted               $ 0.06         $0.01        $ 0.12         $0.02
                                                                 =============== ============ ============= ==============


     The calculation of diluted shares outstanding for the three months ended June 30, 2003 excludes 15,000 shares of common stock issuable upon exercise of outstanding stock options, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the six months ended June 30, 2003, excludes 170,000 shares of common stock issuable upon exercise of outstanding stock options, as their effect was antidilutive in the period.

     Stock-Based Compensation
     The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.

     Had compensation costs been determined consistent with SFAS No. 123, the Company's net income or loss would have been changed to the amounts indicated below for the three and six months ended June 30 (unaudited, in thousands, except per share data):

                                                              Three months ended            Six months ended
                                                         ............. ................ ............ ...............
                                                         June 30, 2003  June 30, 2002     June 30,    June 30, 2002
                                                                                           2003
                                                         ------------- ---------------- ------------ ---------------

       Net Income - as reported                            $  228         $   62         $  471      $    94
       Fair value of stock-based compensation                 (45)           (49)           (87)         (94)
       Net income - pro forma                                 183             13            384            0
       Net income per share - basic - as reported          $ 0.07         $ 0.01         $ 0.15       $ 0.02
       Net income per share - diluted - as reported        $ 0.05         $ 0.01         $ 0.12       $ 0.02
       Net income per share - basic - pro forma            $ 0.06              -         $ 0.12            -
       Net income per share - diluted - pro forma          $ 0.04              -         $ 0.10            -


     The Company accounts for stock-based compensation arrangements with non-employees in accordance with Emerging Issues Task Force ("EITF") Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, unvested options and warrants held by non-employees are subject to revaluation at each balance sheet date based on the then current fair market value.

4.       Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of provisions for excess and obsolete inventory. Inventory details are as follows (unaudited, in thousands):

                               June 30, 2003         December 31, 2002
                           ----------------------- -----------------------
  Raw material                     $  487                  $  493
  Work in process                       7                     179
  Finished goods                      378                     438
                           ----------------------- -----------------------
          Total inventory          $  872                 $ 1,110
                           ======================= =======================


5.       Segment Information:

     The Company has determined that it operates in one segment. Revenues by geographic area are determined by the location of the end user and are summarized as follows (unaudited, in thousands):

                                                                    (Unaudited)
                                                 ...................................................
                                                     Three months ended         Six months ended
                                                 .........................  ........................
                                                    June 30,    June 30,      June 30,    June 30,
                                                      2003        2002          2003        2002
                                                 -------------------------  ------------------------

    United States                                   $2,020     $ 1,784       $ 4,008      $3,620
    Europe                                             153         172           328         404
    Pacific Rim                                        258         248           500         406
    Rest of Americas, excluding United States           80          57           175         199
                                                -------------------------  ------------------------
      Total Revenues                                $2,511     $ 2,261       $ 5,011      $4,629
                                                =========================  ========================

     Customers that individually accounted for greater than 10% of net sales are as follows (unaudited, in thousands):

                 ...................................................................................................
                                  Quarter Ended                                    Six Months Ended
                 ................................................. .................................................
                      June 30, 2003            June 30, 2002            June 30, 2003            June 30, 2002
   Customer       Amount    Percentage      Amount   Percentage      Amount     Percentage    Amount    Percentage
   --------       ------    ----------      ------   ----------      ------     ----------    ------    ----------
       A          $  448         18%        $  597        26%       $  1,112        22%       $  1,303      28%
       B          $  709         28%        $  530        23%       $  1,314        26%       $  1,122      24%


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

     Lease Commitments
     The following represents combined aggregate maturities for all the Company's financing and commitments under operating and capital leases as of June 30, 2003 (unaudited, in thousands):

                                                                Capital Lease            Total
                                            Operating Leases      Obligations      Commitments
                                            ----------------------------------------------------
Six months ending December 31, 2003                   $  130           $   14           $  144
Year ending December 31, 2004                            270               20              290
Year ending December 31, 2005                            263               18              281
Year ending December 31, 2006                              -               14               14
                                            ----------------------------------------------------
               Total Commitments                      $  663            $  66           $  729
                                            ====================================================


     The lease on the Company's headquarters facility has a term of 5 years, expiring in December 2005 with one conditional three-year renewal option, which if exercised would extend the lease to December 2008 commencing with rent at ninety-five percent of fair market value.

     The Company leases certain of its equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require the Company to pay taxes, insurance and maintenance costs. As of June 30, 2003, the Company had loan and security agreements for an aggregate value of $100,000, which are subject to interest rates of 12.5% to 12.8%.

     The Company has a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2004, pursuant to which the Company may borrow 100% against pledges of cash at the bank's prime rate. Borrowings under this line of credit agreement are collateralized by all of the Company's assets. As of June 30, 2003, the Company was in compliance with the terms of the agreement and had no borrowings outstanding under the line of credit.

     Product Warranties and Guarantor Arrangements
     In November 2002, the Financial Accounting Standards Board ("FASB") issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees, warranties and indemnification it has issued.

     The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of sales. A reconciliation of the changes in the Company's warranty liability during the periods is as follows (in thousands):

                                                                       (Unaudited)
                                                ....................................................
                                                      Three months ended          Six months ended
                                                .........................   ........................
                                                     June 30,    June 30,       June 30,    June 30,
                                                       2003        2002           2003        2002
                                                -------------------------   ------------------------

 Balance at beginning of period                        $33        $ 22           $ 34         $22
 Accruals for warranties issued during the               4           8             33          14
 period
 Actual warranty expense                               (6)         (8)           (36)        (14)
                                                -------------------------   ------------------------

 Balance at end of period                              $31        $ 22           $ 31         $22
                                                =========================   ========================


     As permitted under California law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.


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

8.       Stock Buyback:

     In the fourth quarter of 2002, the Company's Board of Directors authorized the Company, from time to time, to repurchase at market prices, up to $2.25 million of its common stock for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at the discretion of the management of the Company. No time limit was set for the completion of this program. At the time of the approval by the Board of Directors, the Company had approximately 4.8 million shares of common stock outstanding. During the fourth quarter of 2002, the Company repurchased from open market and negotiated transactions a total of approximately 1.62 million shares for approximately $1.8 million, at an average per share price of $1.10. During the first quarter of 2003, the Company repurchased from open market transactions a total of

     46,500 shares for $49,000, at an average per share price of $1.04. There was no stock repurchased by the Company in the second quarter of 2003. The Company intends to continue to execute its buyback program in 2003 as it deems necessary.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities ("VIEs") must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of this interpretation will have a material impact on its consolidated results of operations, financial position or cash flows.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on its consolidated results of operations, financial position or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not believe the adoption of SFAS No. 150 will have a material impact on its consolidated results of operations, financial position and cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the "Special Note on Forward-Looking Statements" prior to this section. The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company's Form 10-K for the year ended December 31, 2002.


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


Consolidated Statements of Income - As a Percentage of Net Sales

                                                      Three months ended                 Six months ended
                                                ................................  ................................
                                                  June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                                ----------------  --------------  ----------------  --------------

       Net sales                                        100%            100%              100%            100%
       Cost of sales                                     23%             30%               25%             31%
                                                ----------------  --------------  ----------------  --------------
           Gross profit                                  77%             70%               75%             69%
                                                ----------------  --------------  ----------------  --------------

       Operating expenses:
           Research and development                      17%             15%               16%             17%
           Sales and marketing                           30%             35%               30%             33%
           General and administrative                    20%             20%               19%             19%
           Restructuring charges                         --             (2%)               --             (1%)
                                                ----------------  --------------  ----------------  --------------
              Total operating expenses                   67%             68%               65%             68%
                                                ----------------  --------------  ----------------  --------------
       Income from operations                            10%             2%                10%              1%

           Interest income, net                           *              1%                 *               1%
           Other income, net                            (1%)              *                (1%)             --
                                                ----------------  --------------  ----------------  --------------

       Income before provision for income taxes           9%             3%                 9%              2%
           Provision for income taxes                     *              --                 *               --
                                                ----------------  --------------  ----------------  --------------
       Net income                                         9%             3%                 9%              2%
                                                ================  ==============  ================  ==============

         *  Less than 1%

Results of Operations

     Net Sales

              Net sales for the second quarter of 2003 increased 11% to $2.5 million from $2.3 million for the same period in 2002. The increase of $250,000 was primarily attributable to an increase in shipments of our products to domestic customers. Net sales for the first six months of 2003 increased 8% to $5.0 million from $4.6 million for the same period in 2002. The increase of $382,000 was also due to increased shipments of our products to domestic customers.

              Domestic sales in the second quarter of 2003 were $2.1 million as compared to $1.8 million for the same period in 2002, which represents approximately 84% and 81% of total sales in the second quarter of 2003 and 2002, respectively. Domestic sales for the first six months of 2003 were $4.2 million as compared to $3.8 million for the same period in 2002, which represents approximately 83% of total sales for both periods.

              International sales in the second quarter of 2003 were $411,000 as compared to $420,000 for the same period in 2002, which represents approximately 16% and 19% of total sales in the second quarter of 2003 and 2002, respectively. International sales for the first six months of 2003 were $828,000 as compared to $810,000 for the same period in 2002, which represents approximately 17% of total sales for both periods.

     Cost of Sales; Gross Profit

              Gross profit was $1.9 million, or 77% of net sales, for the second quarter of 2003, as compared to $1.6 million, or 70% of net sales, for the same period of 2002. Gross profit for the first six months of 2003 and 2002 was $3.7 million and $3.2 million, or 75% of net sales and 69% of net sales, respectively. Product cost reductions, outsourcing of our manufacturing operations and a continuing shift in product mix, which is resulting in a greater percentage of our sales arising from sales of our fax server products that have a higher gross margin, contributed to the improvements in gross profit.

     Research & Development

              Research and product development expenses for the second quarter of 2003 were $429,000, or 17% of net sales, as compared to $349,000, or 15% of net sales, for the same period in 2002. The increase was primarily due to an increase in materials consumed for product development. For the first six months of 2003, research and development expenses were $784,000, as compared to $762,000 for the same period in 2002, or 16% of net sales in each period.

     Sales & Marketing

              Sales and Marketing expenses for the second quarter of 2003 were $760,000, or 30% of total net sales, as compared to $780,000, or 35% of net sales, for the same period in 2002. Sales and Marketing expenses were $1.5 million, for both the first six months of 2003 and 2002, which represents 30% and 33% of net sales, respectively.

     General & Administrative

              General and administrative expenses were $509,000, or 20% of net sales, for the second quarter of 2003, as compared to $450,000, or 20% of net sales, for the same period in 2002. The increase of $59,000 was primarily due to an increase in investor relations expenses of $50,000 and compensation expenses of $27,000, offset in part by lower consulting expenses of $36,000. For the first six months of 2003, General and Administrative expenses were $966,000, or 19% of net sales, as compared to $854,000, or 18% of net sales, for the same period in 2002. The increase of $112,000 was chiefly due to higher levels of compensation of $93,000, investors relations expenses of $77,000 and legal and accounting expenses of $31,000, offset partially by lower consulting expenses of $54,000 and a lower provision for doubtful accounts of $49,000.


Liquidity and Capital Resources

         As of June 30, 2003, we had approximately $3.7 million of cash and cash equivalents, an increase of $203,000 from December 31, 2002. The increase in cash and cash equivalents was mostly attributable to positive cash flows from operations of $281,000 due to improved net income, offset in part by purchases of equipment of $99,000.

         As of June 30, 2003, net accounts receivable were $765,000 compared to $444,000 as of December 31, 2002. The increase in net accounts receivable was mainly attributable to higher sales in June of 2003.

         Net inventories as of June 30, 2003 were $872,000 compared to $1.1 million as of December 31, 2002. The reduction in inventory was mainly due to more components being used in production than components purchased in the same period.

         We lease our corporate headquarters in Morgan Hill, California. The lease on the Morgan Hill facility has a term of five years, expiring in December 2005, with one conditional three-year renewal option, which if exercised would extend the lease to December 2008 commencing with rent at 95% of fair market value. As of June 30, 2003, future minimum payments under the lease were $663,000.

         In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan bears interest at 12.8% and is repayable by December 2006. As of June 30, 2003, the aggregate value of future minimum payments was $59,000.

         In April 2001, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $25,000. This loan bears interest at 12.5% and is repayable by April 2004. As of June 30, 2003, the aggregate value of future minimum payments was $7,000.

         We have a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2004, pursuant to which we may borrow 100% against pledges of cash at the bank's prime rate. Borrowings under this line of credit agreement are collateralized by all of our assets. As of June 30, 2003, we were in compliance with the terms of the agreement and had no borrowings outstanding under the line of credit.

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

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities ("VIEs") must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe the adoption of this interpretation will have a material impact on our consolidated results of operations, financial position or cash flows.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe the adoption of SFAS No. 149 will have a material impact on our consolidated results of operations, financial position or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We do not believe the adoption of SFAS No. 150 will have a material impact on our consolidated results of operations, financial position or cash flows.


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

         Our operating results may vary significantly from quarter to quarter due to many factors, some of which are outside our control. For example, the following conditions could all affect our results:

|X|      changes in our product sales and customer mix;
|X|      constraints in our manufacturing and assembling operations;
|X|      shortages or increases in the prices of raw materials and components;
|X|      changes in pricing policy by us or our competitors;
|X|      a slowdown in the growth of the networking market;
|X|      seasonality;
|X|      timing of expenditures; and
|X|      economic conditions in the United States, Europe and Asia.

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

         Other factors contributing to fluctuations in our quarterly operating results include:

0  changes in the demand for our products;
0  customer order deferrals in anticipation of new versions of our products;
0 the introduction of new products and product enhancements by us or our competitors;
0 the effects of filling the distribution channels following introductions of new products and product enhancements;
0 potential delays in the availability of announced or anticipated products; 0 the mix of product and revenue derived from the sale of extended warranty contracts;
0  the commencement or conclusion of significant development contracts;
0 changes in foreign currency exchange rates; and 0 the timing of significant marketing and sales promotions.

         Based on the foregoing, we believe that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be viewed as indications of future performance.

We have a history of losses and a large accumulated deficit.

         We have experienced significant operating losses and, as of June 30, 2003, had an accumulated deficit of $23.6 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $591,000 of losses in 2001 attributable to a slowdown in demand for our products due in part to industry-wide adverse economic factors. We have been profitable since the third quarter of 2001, with total net income of $659,000 in 2002 and $471,000 in the first six months of 2003. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

Our common stock is listed on the Nasdaq SmallCap Market, and we have had difficulty satisfying the listing criteria to avoid the delisting of our common stock.

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

         The market for our products is affected by rapidly changing networking technology, evolving industry standards and the Internet and other new communication technologies.

We believe that our future success will depend upon our ability to enhance our existing products and to identify, develop, manufacture and introduce new products that

|X| conform to or support emerging network telecommunications standards; |X| are compatible with a growing array of computer and peripheral devices; |X| support popular computer and network operating systems and applications; |X| meet a wide range of evolving user needs; and |X| achieve market acceptance.

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

If we fail to obtain components of our products from third-party suppliers and assembled finished products from our subcontractors, our business could suffer.

         Our products require components procured from third-party suppliers. Some of these components are available only from a single source or from limited sources. In addition, we subcontract a substantial portion of our manufacturing to third parties for the assembly of finished products, and there can be no assurance that these subcontractors will be able to support our manufacturing requirements, at acceptable qualities and to deliver them to us in a timely manner. We purchase components on a purchase order basis, and generally have no long-term contracts for these components. If we are unable to obtain a sufficient supply of high-quality components from our current sources, we could experience delays or reductions in product shipments. Furthermore, a significant increase in the price of one or more of these components or our inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect our gross margin.

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

         The price of our common stock has fluctuated widely in the past. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. Our management believes past fluctuations may have been caused by the factors identified above, and that these factors may continue to affect the market price of our common stock. Additionally, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of our common stock and other high technology companies, often for reasons unrelated to operating performance. We anticipate that prices for our common stock may continue to be volatile. Future stock price volatility may result in the initiation of securities litigation against us, which may divert substantial management and financial resources and have an adverse effect on our business, operating results and financial condition.

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

Voting control by officers, directors and affiliates may delay, defer or prevent a change of control.

         At August 4, 2003, our officers and directors and their affiliates beneficially owned approximately 25% of the outstanding shares of common stock. Accordingly, together they had the ability to significantly influence the election of our directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We had no holdings of derivative financial or commodity instruments at March 31, 2003. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements; therefore, we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market accounts or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and our chief financial officer, based upon their evaluation of our disclosure controls and procedures,, concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

         There were no significant changes in our internal controls or, to our knowledge in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their evaluation, which occurred as of the evaluation date referenced in the above paragraph.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.


ITEM 5.    OTHER INFORMATION

           In April 2003, our board of directors appointed Donald Rich to its audit committee. Mr. Rich, our former Chief Executive Officer and President, has been a director of the company since 1998. While Mr. Rich is not "independent" as defined by The Nasdaq Stock Market, he was appointed to the audit committee based on an exception that allows the appointment of one director who is not "independent" so long as that director, or his immediate family, is not an employee of the company. Neither Mr. Rich nor any member of his immediate family has been an employee of the company since April 2002.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                  Additional Exhibit

                  In accordance with SEC Release No. 33-8212, Exhibits 32.1 and
                  32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

                  31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

                  31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

                  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

(b) Reports on Form 8-K

                  During the second quarter of 2003, Castelle filed a Form 8-K on April 23, 2003. Furnished under Item 9, "Regulation FD Disclosure", Castelle filed a press release regarding its financial results for its first fiscal quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Scott C. McDonald                                Date: August 12, 2003
      Scott C. McDonald
      Chief Executive Officer and President
      (Principal Executive Officer)

By:   /s/ Paul Cheng                                       Date: August 12, 2003
      Paul Cheng
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)