Form 10-Q
period 2003-09-30
CASTELLE \CA\
filed 2003-11-12
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of Common Stock outstanding as of October 31, 2003 was 3,335,833.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes __ No  |X|



                                    CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                    PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets                                    2

           Condensed Consolidated Statements of Operations                          3

           Condensed Consolidated Statements of Cash Flows                          4

           Notes to Condensed Consolidated Financial Statements                     5

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS                                         12

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                               13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk              23

Item 4,    Controls and Procedures                                                 23


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                       24

Item 2.    Changes in Securities and Use of Proceeds                               24

Item 3.    Defaults Upon Senior Securities                                         24

Item 4.    Submission of Matters to a Vote of Security Holders                     24

Item 5.    Other Information                                                       24

Item 6.    Exhibits and Reports on Form 8-K                                        25

           Signatures                                                              26

           Exhibit 31.1 - Certification pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    E-1

           Exhibit 31.2 - Certification pursuant to 18 U.S.C. Section 1350, as
           adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002       E-2

           Exhibit 32.1 - Certificate pursuant to 18 U.S.C. Sectionn 1350,
           as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    E-3

           Exhibit 32.2 - Certificate pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    E-4

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    CASTELLE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                    September 30, 2003       December 31, 2002

                                                                  ----------------------   --------------------
Assets:
   Current assets:
     Cash and cash equivalents                                             $   4,431               $  3,460
     Accounts receivable, net of allowance for doubtful accounts
        of $30 and $70, respectively                                             591                    444
     Inventories                                                               1,117                  1,110
     Prepaid expenses and other current assets                                   215                     88
                                                                  ----------------------   --------------------
        Total current assets                                                   6,354                  5,102
   Property and equipment, net                                                   405                    425
   Other non-current assets                                                      108                    108
                                                                  ----------------------   --------------------
        Total assets                                                       $   6,867               $  5,635
                                                                  ======================   ====================

Liabilities and Shareholders' Equity:
   Current liabilities:
     Long-term debt, current portion                                       $      17               $     21
     Accounts payable                                                            357                    359
     Accrued liabilities                                                       2,684                  2,288
                                                                  ----------------------   --------------------
        Total current liabilities                                              3,058                  2,668
         Long term debt, net of current portion                                   32                     44
                                                                 ----------------------   --------------------
        Total liabilities                                                      3,090                  2,712
                                                                  ----------------------   --------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding: 3,329 and 3,187, respectively                 27,180                 27,038
     Accumulated deficit                                                     (23,403)               (24,115)
                                                                  ----------------------   --------------------
        Total shareholders' equity                                             3,777                  2,923
                                                                  ----------------------   --------------------
        Total liabilities and shareholders' equity                          $  6,867               $  5,635
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


                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           Three months ended                  Nine months ended
                                                     ................................    ...............................
                                                       September 30,    September 30,    September 30,    September 30,
                                                           2003             2002              2003             2002
                                                     ----------------  --------------   ---------------  ---------------

   Net sales                                              $ 2,566         $ 2,543           $ 7,577          $ 7,172
   Cost of sales                                              555             735             1,825            2,181
                                                     ----------------  --------------   ---------------  ---------------
       Gross profit                                         2,011           1,808             5,752            4,991
                                                     ----------------  --------------   ---------------  ---------------

   Operating expenses:
       Research and development                               427             312             1,211            1,074
       Sales and marketing                                    846             799             2,341            2,342
       General and administrative                             497             475             1,463            1,329
       Restructuring charges                                    -               -                 -              (40)
                                                     ----------------  --------------   ---------------  ---------------
          Total operating expenses                          1,770           1,586             5,015            4,705

                                                     ----------------  --------------   ---------------  ---------------
   Income from operations                                     241             222               737              286

       Interest income, net                                     5              13                13               35
       Other income (expense), net                             (3)             (7)              (32)               1
                                                     ----------------  --------------   ---------------  ---------------
   Income before provision for income taxes                   243             228               718              322
       Provision for income taxes                               2              --                 6               --
                                                     ----------------  --------------   ---------------  ---------------
   Net income                                              $  241           $ 228             $ 712            $ 322
                                                     ================  ==============   ===============  ===============

   Income per share:
      Net income per common share - basic                  $ 0.07           $ 0.05           $  0.22          $ 0.07
      Net income per common share - diluted                $ 0.06           $ 0.05           $  0.17          $ 0.07
      Shares used in per share calculation - basic          3,286            4,755             3,260           4,750
      Shares used in per share calculation - diluted        4,344            4,787             4,154           4,778

See accompanying notes to unaudited condensed consolidated financial statements.


                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                              Nine months ended
                                                                   ......................................
                                                                   September 30, 2003  September 30, 2002
                                                                   -----------------   ------------------
Cash flows from operating activities:
   Net income                                                             $  712              $  322
   Adjustments to reconcile net income to net cash provided by operating activities:
     Loss on disposal of fixed assets                                         --                   1
     Depreciation and amortization                                           160                 158
     Provision for doubtful accounts and sales returns                      (227)                (66)
     Provision for excess and obsolete inventory                            (139)                (49)
     Changes in assets and liabilities:
      Accounts receivable                                                     80                 135
      Inventories                                                            132                 (18)
      Prepaid expenses and other current assets                             (127)                (44)
      Accounts payable                                                        (2)                (57)
      Accrued liabilities                                                    396                 (68)
                                                                   -----------------   ------------------
        Net cash provided by operating activities                            985                 314
                                                                   -----------------   ------------------

Cash flows from investing activities:
   Purchase of property and equipment                                       (140)                (34)
                                                                   -----------------   ------------------
        Net cash used in investing activities                               (140)                (34)
                                                                   -----------------   ------------------

Cash flows from financing activities:
   Repayment of long-term debt                                               (16)                (13)
   Proceeds from issuance of common stock                                    191                   3
   Repurchase of common stock                                                (49)                 --
                                                                   -----------------   ------------------
        Net cash provided by/(used in) financing activities                  126                 (10)
                                                                   -----------------   ------------------

Net increase in cash and cash equivalents                                    971                 270

Cash and cash equivalents at beginning of period                           3,460               4,568
                                                                   -----------------   ------------------
Cash and cash equivalents at end of period                               $ 4,431             $ 4,838
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

     In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. In each of the first nine months of 2003 and 2002, Ingram Micro and Tech Data, the

     Company's two largest distributors, collectively represented approximately 50% of the Company's net sales.

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

     The Company enters into agreements with some of its distributors that permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. Customers who purchase products directly from Castelle also have limited return rights, which expire 30 days from product shipment. Revenues subject to stock rotation or other return rights are reduced by management's estimates of anticipated exchanges. Castelle establishes its returns allowance for distributors and direct customers based on historic return rates.

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

     Basic and diluted net income per share are calculated as follows for the third quarter and first nine months of 2003 and 2002 (in thousands, except per share amounts):


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
                                                    9/30/2003    9/30/2002      9/30/2003     9/30/2002
                                                   .......................... ............................
 Basic:
    Weighted average common shares outstanding           3,286        4,755         3,260          4,750
                                                   =========================== ============= ==============
    Net income                                          $  241        $ 228         $ 712        $  322
                                                   =========================== ============= ==============
    Net income per common share - basic                 $ 0.07        $0.05        $ 0.22        $ 0.07
                                                   =========================== ============= ==============

 Diluted:
    Weighted average common shares outstanding           3,286        4,755         3,260         4,750
    Common equivalent shares from stock options          1,058           32           894            28
                                                   --------------------------- ------------- --------------
    Shares used in per share calculation - diluted       4,344        4,787         4,154         4,778
                                                   =========================== ============= ==============
    Net income                                          $  241        $ 228        $  712         $ 322
                                                   =========================== ============= ==============
    Net income per common share - diluted               $ 0.06        $0.05        $ 0.17         $0.07
                                                   =========================== ============= ==============


     The calculation of diluted shares outstanding for the nine months ended September 30, 2003 excludes 121,000 shares of common stock issuable upon exercise of outstanding stock options, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the three months ended September 30, 2003 does not exclude any shares of common stock that are antidilutive, as there were none for the period. The calculation of diluted shares outstanding excludes 1,206,000 shares of common stock issuable upon exercise of outstanding stock options for the three and nine months ended September 30, 2002, as their effect was antidilutive.

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

     Had compensation costs been determined consistent with SFAS No. 123, the Company's net income would have been changed to the amounts indicated below for the three and nine months ended September 30 (unaudited, in thousands, except per share data):

                                                       Three months ended           Nine months ended
                                                  ............................. ...........................
                                                    9/30/2003     9/30/2002      9/30/2003     9/30/2002
                                                  ----------------------------- ---------------------------

Net Income - as reported                            $ 241          $ 228         $  712       $  322
Fair value of stock-based compensation              $ (86)         $ (47)        $ (173)      $ (141)
Net income - pro forma                              $ 155          $ 181         $  539       $  181
Net income per share - basic - as reported          $ 0.07         $ 0.05        $ 0.22       $ 0.07
Net income per share - diluted - as reported        $ 0.06         $ 0.05        $ 0.17       $ 0.07
Net income per share - basic - pro forma            $ 0.05         $ 0.04        $ 0.17       $ 0.04
Net income per share - diluted - pro forma          $ 0.04         $ 0.04        $ 0.13       $ 0.04


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

4.       Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of provisions for excess and obsolete inventory. Inventory details are as follows (unaudited, in thousands):

                                            September 30, 2003      December 31, 2002
                                          ----------------------- -----------------------
  Raw material                                       $  656                  $  493
  Work in process                                        36                     179
  Finished goods                                        425                     438
                                        -----------------------------------------------
            Total inventory                        $  1,117                 $ 1,110
                                        ===============================================


5.       Segment Information:

     The Company has determined that it operates in one segment. Revenues by geographic area are determined by the location of the end user and are summarized as follows (unaudited, in thousands):

                                                                                                                      (Unaudited)
                                                    ......................................................
                                                       Three months ended           Nine months ended
                                                    ..........................  ..........................
                                                     9/30/2003    9/30/2002      9/30/2003    9/30/2002
                                                    --------------------------  --------------------------

     United States                                   $1,966      $ 2,045        $ 5,974       $5,707
     Europe                                             192          181            520          585
     Pacific Rim                                        297          264            797          670
     Rest of Americas, excluding United States          111           53            286          210
                                                    --------------------------  --------------------------

       Total Revenues                                $2,566      $ 2,543        $ 7,577       $7,172
                                                    ==========================  ==========================

     Customers that individually accounted for greater than 10% of net sales are as follows (unaudited, in thousands):

                                Three months ended                                Nine Months Ended
                 ................................................. .................................................
                   September 30, 2003       September 30, 2002        September 30, 2003      September 30, 2002
                 ........................ ..................................................
   Customer       Amount    Percentage      Amount   Percentage      Amount     Percentage    Amount    Percentage
   --------       ------    ----------      ------   ----------      ------     ----------    ------    ----------
       A            $  496           19%      $  620          24%     $  1,608          21%    $  1,923         27%
       B            $  874           34%      $  547          22%     $  2,188          29%    $  1,669         23%


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

     Lease Commitments
     The following represents combined aggregate maturities for all the Company's financing and commitments under operating and capital leases as of September 30, 2003 (unaudited, in thousands):

                                                                        Capital Lease            Total
                                                    Operating Leases      Obligations      Commitments
                                                    ----------------------------------------------------
        Three months ending December 31, 2003                  $  65            $   7            $  72
        Year ending December 31, 2004                            270               20              290
        Year ending December 31, 2005                            263               18              281
        Year ending December 31, 2006                              -               14               14
                                                    ----------------------------------------------------
                       Total Commitments                      $  598            $  59           $  657
                                                    ====================================================


     The lease on the Company's headquarters facility has a term of 5 years, expiring in December 2005 with one conditional three-year renewal option, which if exercised would extend the lease to December 2008 commencing with rent at ninety-five percent of fair market value.

     The Company leases certain of its equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require the Company to pay taxes, insurance and maintenance costs. As of September 30, 2003, the Company had loan and security agreements for an aggregate value of $100,000, which are subject to interest rates of 12.5% to 12.8%, and the future minimum payments under these agreements were $59,000.

     The Company has a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2004, pursuant to which the Company may borrow 100% against pledges of cash at the bank's prime rate. Borrowings under this line of credit agreement are collateralized by all of the Company's assets. As of September 30, 2003, the Company was in compliance with the terms of the agreement and had no borrowings outstanding under the line of credit.

     Product Warranties and Guarantor Arrangements
     In November 2002, the Financial Accounting Standards Board ("FASB") issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees, warranties and indemnifications it has issued.

     The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company's warranty liability during the periods is as follows (in thousands):

                                                                           (Unaudited)
                                                        ........................................................
                                                              Three months ended           Nine months ended
                                                        ............................ ...........................
                                                          9/30/2003     9/30/2002     9/30/2003     9/30/2002
                                                        ---------------------------- ---------------------------
     Balance at beginning of period                           $31         $ 22          $ 34           $22
     Accruals for warranties issued during the period          16           11            49            25
     Actual warranty expense                                   (8)         (11)          (44)          (25)
                                                        ---------------------------- ---------------------------
     Balance at end of period                                 $39         $ 22          $ 39           $22
                                                        ============================ ===========================


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

8.       Stock Buyback:

     In the fourth quarter of 2002, the Company's Board of Directors authorized the Company, from time to time, to repurchase at market prices, up to $2.25 million of its common stock for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at the discretion of the management of the Company. No time limit was set for the completion of this program. At the time of the approval by the Board of Directors, the Company had approximately 4.8 million shares of common stock outstanding. During the fourth quarter of 2002, the Company repurchased from open market and negotiated transactions a total of approximately 1.62 million shares for approximately $1.8 million, at an average per share price of $1.10. During the first quarter of 2003, the Company repurchased from open market transactions a total of 46,500 shares for $49,000, at an average per share price of $1.04. The Company did not repurchase any of its common stock during the second and third quarters of 2003. The Company intends to continue to execute its buyback program as it deems necessary.

9. Recent Accounting Pronouncements:

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this interpretation has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities ("VIEs") must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. It clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this interpretation has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The impact of the effective provisions of SFAS No. 150 has not had a material impact on the Company's results of operations, financial position or cash flows. While the effective date of certain elements of SFAS No. 150 has been deferred, the adoption of SFAS No. 150 when finalized, is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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


Consolidated Statements of Operations - As a Percentage of Net Sales

                                                      Three months ended                 Nine months ended
                                                ................................  ................................
                                                  September 30,    September 30,    September 30,    September 30,
                                                      2003             2002             2003             2002
                                                ----------------  --------------  ----------------  --------------

       Net sales                                        100%            100%              100%            100%
       Cost of sales                                     22%             29%               24%             30%
                                                ----------------  --------------  ----------------  --------------
           Gross profit                                  78%             71%               76%             70%
                                                ----------------  --------------  ----------------  --------------

       Operating expenses:
           Research and development                      17%             12%               16%             15%
           Sales and marketing                           33%             31%               31%             33%
           General and administrative                    19%             19%               19%             19%
           Restructuring charges                         --              --                --             (1%)
                                                ----------------  --------------  ----------------  --------------
              Total operating expenses                   69%             62%               66%             66%

                                                ----------------  --------------  ----------------  --------------
       Income from operations                             9%             9%                10%              4%

           Interest income, net                           *               *                 *               1%
           Other income (expense), net                                                    (1%)
                                                          *               *                                 *
                                                ----------------  --------------  ----------------  --------------

       Income before provision for income taxes           9%              9%                9%              5%
           Provision for income taxes                     *               *                 *               --
                                                ----------------  --------------  ----------------  --------------
       Net income                                         9%              9%                9%              5%
                                                ================  ==============  ================  ==============

         *  Less than 1%

Results of Operations

     Net Sales

              Net sales were essentially flat at approximately $2.6 million in each of the third quarters of 2003 and 2002. Net sales for the first nine months of 2003 increased 6% to $7.6 million from $7.2 million for the same period in 2002. The increase of $405,000 was mainly attributable to increased shipments of our products to domestic customers.

              Domestic sales in each of the third quarters of 2003 and 2002 were $2.0 million, which represents 77% and 80% of total sales in the third quarter of 2003 and 2002, respectively. Domestic sales for the first nine months of 2003 were $6.0 million as compared to $5.7 million for the same period in 2002, which represents 79% and 80%, respectively, of total sales in each period.

              International sales (excluding sales to the rest of the Americas) in the third quarter of 2003 were $489,000 as compared to $445,000 for the same period in 2002, which represents 19% and 18% of total sales in the third quarters of 2003 and 2002, respectively. International sales (excluding sales to the rest of the Americas) in each of the first nine months of 2003 and 2002 were $1.3 million, which represents 17% of total sales for both periods.

              Sales to the rest of the Americas, excluding the United States, were $111,000, or 4% of total sales, in the third quarter of 2003, as compared to $53,000, or 2% of total sales, for the same period in 2002. For the first nine months of 2003, sales were $286,000, or 4% of total sales, as compared to $210,000, or 3% of total sales, in the same period in 2002.

     Cost of Sales; Gross Profit

              Gross profit was $2.0 million, or 78% of net sales, for the third quarter of 2003, as compared to $1.8 million, or 71% of net sales, for the same period of 2002. Gross profits for the first nine months of 2003 and 2002 were $5.8 million and $5.0 million, or 76% and 70% of net sales, respectively. Product cost reductions, outsourcing of our manufacturing operations, improved overhead absorption due to an increase in the volume of products received from our contract manufacturer and a continuing shift in product mix, which is resulting in a greater percentage of our sales arising from sales of our fax server products that have a higher gross margin, contributed to the improvements in gross profit.

     Research & Development

              Research and product development expenses for the third quarter of 2003 were $427,000, or 17% of net sales, as compared to $312,000, or 12% of net sales, for the same period in 2002. The increase was primarily due to higher compensation expense of $47,000 as a result of hiring more development engineers and materials consumed in connection with the development of our newly launched FaxPress PremierTM fax server products of $47,000. For the first nine months of 2003, research and development expenses were $1.2 million, as compared to $1.1 million for the same period in 2002, or 16% and 15%, respectively, of net sales in each period, due mainly to materials consumed for product development.

     Sales & Marketing

              Sales and marketing expenses for the third quarter of 2003 were $846,000, or 33% of net sales, as compared to $799,000, or 31% of net sales, for the same period in 2002. The increase was largely attributable to higher product promotion and trade show related expenses associated with the launch of our FaxPress Premier fax server products. Sales and marketing expenses were $2.3 million, in each of the first nine months of 2003 and 2002, which represents 31% and 33% of net sales, respectively.

     General & Administrative

              General and administrative expenses were $497,000, or 19% of net sales, for the third quarter of 2003, as compared to $475,000, or 19% of net sales, for the same period in 2002. For the first nine months of 2003, general and administrative expenses were $1.5 million, or 19% of net sales, as compared to $1.3 million, or 19% of net sales, for the same period in 2002. The increase of $134,000 for the nine month period was chiefly due to higher levels of compensation of $141,000, investor relations expenses of $106,000 and legal and accounting expenses of $26,000, offset partially by lower consulting expenses of $153,000 and a lower provision for doubtful accounts of $49,000.


Liquidity and Capital Resources

         As of September 30, 2003, we had approximately $4.4 million of cash and cash equivalents, an increase of $971,000 from December 31, 2002. The increase in cash and cash equivalents was mostly attributable to positive cash flows from operations of $985,000 due to improved net income, and proceeds from employees exercising stock options of $191,000, offset in part by purchases of equipment of $140,000 and cash used to buyback shares of our common stock on the open market in the first quarter of 2003 of $49,000.

         As of September 30, 2003, net accounts receivable were $591,000, compared to $444,000 as of December 31, 2002. The increase in net accounts receivable was mainly attributable to higher sales.

         Net inventories as of September 30, 2003 were $1.1 million, the same level as December 31, 2002.

         We lease our corporate headquarters in Morgan Hill, California. The lease on the Morgan Hill facility has a term of five years, expiring in December 2005, with one conditional three-year renewal option, which if exercised would extend the lease to December 2008 commencing with rent at 95% of fair market value. As of September 30, 2003, future minimum payments under the lease were $598,000.

         In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan bears interest at 12.8% and is repayable by December 2006. As of September 30, 2003, the aggregate value of future minimum payments was $54,000.

         In April 2001, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $25,000. This loan bears interest at 12.5% and is repayable by April 2004. As of September 30, 2003, the aggregate value of future minimum payments was $5,000.

         We have a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2004, pursuant to which we may borrow 100% against pledges of cash at the bank's prime rate. Borrowings under this line of credit agreement are collateralized by all of our assets. As of September 30, 2003, we were in compliance with the terms of the agreement and had no borrowings outstanding under the line of credit.

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


Recent Accounting Pronouncements:

         In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this interpretation has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities ("VIEs") must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. It clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this interpretation has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The impact of the effective provisions of SFAS No. 150 has not had a material impact on the Company's results of operations, financial position or cash flows. While the effective date of certain elements of SFAS No. 150 has been deferred, the adoption of SFAS No. 150 when finalized, is not expected to have a material impact on the Company's financial position, results of operations or cash flows.


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

         Our operating results may vary significantly from quarter to quarter due to many factors, some of which are outside our control. For example, the following conditions could all affect our results:

0      changes in our product sales and customer mix;
0      constraints in our manufacturing and assembling operations;
0      shortages or increases in the prices of raw materials and components;
0      changes in pricing policy by us or our competitors;
0      a slowdown in the growth of the networking market;
0      seasonality;
0      timing of expenditures; and
0      economic conditions in the United States, Europe and Asia.

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

         Other factors contributing to fluctuations in our quarterly operating results include:

0     changes in the demand for our products;
0     customer order deferrals in anticipation of new versions of our products;
0     returns of our products by our customers;
0 the introduction of new products and product enhancements by us or our competitors;
0 the effects of filling the distribution channels following introductions of new products and product enhancements;
0     potential delays in the availability of announced or anticipated products;
0 returns of newly released products by our customers following product introduction;
0 the mix of product and revenue derived from the sale of extended warranty contracts;
0     the commencement or conclusion of significant development contracts;
0     changes in foreign currency exchange rates; and
0     the timing of significant marketing and sales promotions.

         Based on the foregoing, we believe that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be viewed as indications of future performance.

We have a history of losses and a large accumulated deficit.

         We have experienced significant operating losses and, as of September 30, 2003, had an accumulated deficit of $23.4 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $591,000 of losses in 2001 attributable to a slowdown in demand for our products due in part to industry-wide adverse economic factors. We have been profitable since the third quarter of 2001, with total net income of $659,000 in 2002 and $712,000 in the first nine months of 2003. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

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

         The market for our products is affected by rapidly changing networking technology, evolving industry standards and the Internet and other new communication technologies. We believe that our future success will depend upon our ability to enhance our existing products and to identify, develop, manufacture and introduce new products that

 0      conform to or support emerging network telecommunications standards;
 0      are compatible with a growing array of computer and peripheral devices;
 0      support popular computer and network operating systems and applications
 0      meet a wide range of evolving user needs; and
 0      achieve market acceptance.

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

Defects and errors in our products could reduce market acceptance of these products.

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

         At October 31, 2003, our officers and directors and their affiliates beneficially owned approximately 24% of the outstanding shares of common stock. Accordingly, together they had the ability to significantly influence the election of our directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We had no holdings of derivative financial or commodity instruments at September 30, 2003. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements; therefore, we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market accounts or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and our chief financial officer, based upon their evaluation of our disclosure controls and procedures, concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective for this purpose.

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

                  During the third quarter of 2003, Castelle filed a Form 8-K on July 25, 2003. Furnished under Item 9, "Regulation FD Disclosure", Castelle filed a press release regarding its financial results for its second fiscal quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Scott C. McDonald                              Date: November 12, 2003
      Scott C. McDonald
      Chief Executive Officer and President
      (Principal Executive Officer)

By:   /s/ Paul Cheng                                     Date: November 12, 2003
      Paul Cheng
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)