Form 10-K
period 2003-12-31
CASTELLE \CA\
filed 2004-03-29
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

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

The approximate aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market on June 30, 2003 was $9,218,804.

The number of shares of common stock outstanding at March 11, 2004 was 3,542,736.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be incorporated by reference from certain portions of Castelle's proxy statement relating to its 2003 Annual Meeting of Shareholders to be filed with the SEC or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2004.

                                    FORM 10-K
                                TABLE OF CONTENTS
                                    CASTELLE
                                    FORM 10-K
                                                         TABLE OF CONTENTS


                                                                          PAGE



PART I........................................................................1

       ITEM 1.       BUSINESS.................................................1
       ITEM 2.       PROPERTIES..............................................12
       ITEM 3.       LEGAL PROCEEDINGS.......................................12
       ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...12

PART II .....................................................................13

       ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                     SHAREHOLDER MATTERS.....................................13
       ITEM 6.       SELECTED FINANCIAL DATA.................................14
       ITEM 7.       MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATION......................16
       ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                     RISK....................................................32
       ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............32
       ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE.....................32
       ITEM 9A.      CONTROLS AND PROCEDURES.................................32

PART III.....................................................................33

       ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......33
       ITEM 11.      EXECUTIVE COMPENSATION..................................33
       ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT..............................................33
       ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........33
       ITEM 14.      PRINCIPAL AUDITOR FEES AND SERVICES.....................33

PART IV......................................................................34

       ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K................................................34

SIGNATURES...................................................................36


FINANCIAL STATEMENTS........................................................F-2

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry. All of our forward-looking statements involve risks and uncertainties. Our actual results could differ significantly from our expectations and from the results expressed in or implied by these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances. Important factors that may cause results to differ from expectations include those discussed in Risk Factors beginning on page 24 in this document.

                                     PART I

ITEM 1.       BUSINESS

         The following summary should be read in conjunction with, and is qualified in its entirety by, the more detailed information and Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.


                                    OVERVIEW


         Castelle was incorporated in California in 1987, and its principal offices are located at 855 Jarvis Drive, Suite 100, Morgan Hill, California 95037. Unless the context otherwise requires, references in this Form 10-K to "we," "us," or the "Company" refer to Castelle. Our telephone number is (408) 852-8000. Castelle(R), LANpress(R) and JetPress(R) are registered trademarks of the Company. FaxPressTM, FaxPress PremierTM and InfoPressTM are trademarks of the Company. This Annual Report on Form 10-K includes trademarks and trade names of other companies. Our common stock is listed on the Nasdaq SmallCap Market under the symbol CSTL. We maintain a Website with the address www.castelle.com. We are not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics, that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the Nasdaq Stock Market.

          We develop, manufacture, market and support office automation systems that allow organizations to implement faxing and printing over local area networks and the Internet. A market leader in fax solutions for small to medium sized workgroups, our FaxPress fax servers provide a simple way to integrate fax with email, desktop and back-end applications. We also provides LANpress print servers, which enable users to locate printers anywhere on the network, and the InfoPress information-on-demand software suite. Our products are designed to be easy to use and maintain, and provide an economical way for companies to share resources over their networks.

         Our products have historically centered on fax and print servers and related technologies. Beginning in 1997, our revenues declined as competition increased, primarily with the print server products in the Asia Pacific region, while at the same time the Internet and other networking technologies advanced.

As a result, we experienced annual operating losses during 1997 through 1999. During the past five years, management has redirected our efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. Through the introduction of enhanced fax automation products that generate higher gross profits, restructuring and cost reductions, we were able to report operating profits in the fourth quarter of 1999 and in each of the four quarters of 2000. In 2000, we recorded a profit of $732,000 with sales at $14.8 million. We incurred a loss of $591,000 in 2001 with sales of $9.4 million, resulting from a decrease in demand for our products due in part to the slowness of the economy. Our sales and profitability rebounded beginning in the third quarter of 2001, and we recorded a profit of $659,000 in 2002 with sales at $9.8 million and a profit of $1.6 million in 2003 with sales at $10.2 million. The pre-tax profit for 2003 of $1.1 million is the highest since 1996.

Industry Background

         In the mid-1980s, organizations began to interconnect personal computers into local area networks (known as "LANs") in order to allow workgroups to share files, peripherals such as printers, and other specialized applications. As LANs have proliferated throughout organizations and client/server architectures have gained acceptance, they have become increasingly complex and the applications operating on computer networks have become more critical to the success of the business enterprise. The further proliferation of the Internet and Intranets and popularity of electronic communications expanded the role of LANs as a means to provide common access to the Internet, email and other office automation applications. Installation, maintenance and administration of LAN equipment required a staff of highly skilled professionals. The costs associated with LANs and related equipment, server-class hardware, specialized software, network integration and support services are significant and typically affordable only by larger organizations. Many businesses were not able to afford office automation applications beyond basic email, such as integrating fax technology into the network. This has created the opportunity for specialized networking equipment that would perform a single application very well, known in the industry as a "server appliance." It is similar to using a toaster instead of an oven, it does a specific job better and it costs less. A server appliance is an integrated hardware and software product designed to reduce the complexity and cost for a specific server-based application. Internet routers, email servers, remote access servers, communication servers, fax servers and print servers are examples of server appliances used by businesses today.

         We are a pioneer in server appliances, establishing a benchmark for "plug-and-play" and ease of use with our fax and print server product families.

         Fax Office Automation Products: Fax machines have become a basic method of doing business worldwide. Fax is ubiquitous in business; many homes even have fax machines. While computers have automated many business applications, faxing remains as a basic method of business communication. We believe fax is here to stay, just as the computer, in its quest for the paperless society, has not replaced paper. Fax servers integrate legacy fax business methods into the network to improve office productivity. Fax servers also provide the opportunity for new business applications to be developed to take advantage of the inherent strength and prevalence of fax machines. Virtually every business in the world has a fax machine that can be used to receive information. Sending purchase orders, invoices, order confirmations, etc. directly to a fax machine, as compared to using the mail, is a growing segment of the fax server market.

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

         Many fax servers are implemented using complex software that requires the installation of a Windows or UNIX network operating system, a server-class computer, and specialized expensive fax modems. Our fax servers, FaxPress and FaxPress Premier, are self-contained units with all the necessary hardware and software to integrate fax into network, desktop, email and back-end applications. As server appliances, they are designed to be easy to use and maintain and we believe that they are more economical than other solutions.

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

         Print Servers: The sharing of printers, which is a basic benefit of a LAN, has traditionally been provided by connecting a printer either to a network file server or to a dedicated personal computer on the network. However, direct connection to the file server has several disadvantages, including the risk of the file server being overburdened by the processing required to print large or graphically complex files, lower print transfer speeds and location inflexibility. Similarly, printer connection to a dedicated personal computer, while providing better location flexibility, is more costly and offers substantially lower print file transfer speed than a dedicated print server can provide. A print server directly connects one or more printers to a LAN, providing a cost-effective, high-speed solution to the demand for shared print resources. In addition, print servers improve network performance by relieving the burden on the file server. Print servers enable users to access essential information about the status of the printer and their print files and to select their desired printer configuration.

         Server appliances, such as communications/messaging servers and print servers, have emerged and gained market acceptance due to their ability to significantly reduce complexity and cost associated with the installation and maintenance of networking systems. These appliances also make the complex functionality of Internet and Intranet communications available and affordable to smaller businesses. As professionals in enterprises and small organizations alike continue to recognize the benefits of server appliances, such as remote access, scanning, faxing, electronic mail and related functions, we believe that the demand for such network systems will increase.

Our Strategy

         Our objective is to be a leading worldwide supplier of network server appliances. We established a benchmark for "plug-and-play" and ease of use with our fax and print server product families. Our products are installed in many Fortune 1000 firms, small and medium sized businesses worldwide, integrating desktop fax automation, email, Internet connectivity, print and other shared services.

         Focus on Server Appliances: We focus exclusively on providing innovative, reliable, easy-to-use network products. Since our inception, we have focused on developing networking products that tightly integrate proprietary hardware systems with standard computing platforms. As a result, we believe we have developed a high level of expertise in networking, software development, hardware design and telephony technology. We plan to capitalize on these attributes by continuing to focus on providing network enhancement products that enable users to communicate more effectively.

         Focus on Application Solutions and Communications: We focus on developing application solutions for inter and intra-company communications. We believe that our focus on application servers rather than on infrastructure systems enables us to offer products that bring higher value services to customers and provide a higher margin to us.

         Expand Product Line: We are leveraging our expertise in server appliances to offer new easy-to-use, cost-effective solutions. We continue to expand our fax server products and apply our proven technology to other areas.

         Focus on E-commerce and Other High Volume Distribution Channels: We have established a two-tier domestic and international distribution network of leading national and regional network product distributors and resellers including Ingram Micro and Tech Data. Our products are well suited for sale by e-commerce vendors and we have been successful working with leading resellers such as CDW and Insight. We are focused on maintaining and strengthening our current distribution network in North America, Europe and Pacific Rim.

         Leverage Strategic Relationships: We augment our product offerings by establishing relationships with companies able to provide products in areas outside of our core technical competencies or in instances where internal development of such products is not cost-effective. We also establish relationships with numerous leaders in hardware and software technology to enable it to keep abreast of, and respond quickly to, technological changes that may affect the network enhancement market.

Products

         We develop and market a range of server appliances that enhance network productivity, performance and functionality. Our current products are grouped into two areas: fax servers and print servers.

         Fax Server Products: We offer the FaxPress family of network fax servers. We position FaxPress and FaxPress Premier as the easiest way to add faxing to a company's network and integrate fax with email. FaxPress and FaxPress Premier allow network users to send, receive, route, print, store, edit and retrieve fax transmissions from their own personal computers on a network. FaxPress and FaxPress Premier can be integrated into an email system creating a unified fax/email environment. FaxPress and FaxPress Premier enable users to transmit documents directly to a fax device as easily as if they were printing to a laser printer or sending an email message. The product also provides network administration features such as, monitoring, logging or configuring FaxPress and FaxPress Premier users. Our fax server products are designed to comply with current regulatory standards in the United States, Europe and the

Pacific Rim. During 2003, 2002, and 2001, fax products represented 97%, 95%, and 91%, respectively, of total net sales.

         Key features of FaxPress and FaxPress Premier products (configured with its current software versions) include:

o Easy Installation and maintenance: FaxPress and FaxPress Premier are network fax servers that include all the necessary hardware and software. The hardware system is a box with an integrated 10/100 Base-T Ethernet interface and one to seventy-two fax channels. FaxPress and FaxPress Premier include all required server and client software.

o Support for popular network operating environments: FaxPress and FaxPress Premier operate in any local area network based on Microsoft Windows 98, ME, 2000 and 2003; Windows NT/XP, and NT Terminal Server; Novell NetWare; or Linux servers.

o                 Ability to create a unified fax/email messaging environment:
                  FaxPress and FaxPress Premier have the ability to integrate fax into a corporate email system, allowing users to send and receive faxes in the same manner as emails. FaxPress and FaxPress Premier support Microsoft Exchange/Outlook, Lotus Notes, Novell GroupWise, Netscape and other SMTP compatible email systems. Our unique Outlook Direct interface offloads fax processing from the Microsoft Exchange Server while maintaining tight integration with the Outlook client.

o Integration with many popular accounting and Customer Relationship Management applications: FaxPress and FaxPress Premier are available with the Reform-for-FaxPress software package from FabSoft that allows users to send faxes from many popular accounting, financial and payroll systems including Oracle, SAP, PeopleSoft, Great Plains, ACCPAC and Macola. Reform can support any application that supports form printing.

o Ability to send faxes from many applications: Faxing from within any Windows, Windows 95/98 and Windows NT/2000/XP application such as Microsoft Office and Lotus Smart Suite.

o Electronic delivery of faxes to desktops: FaxPress and FaxPress Premier support several methods to deliver incoming faxes direct to the email or fax inbox of the intended recipient. Such methods include Direct Inward Dialing, Dual Tone Multifrequency, T.30 sub-addressing, and line routing.

o                 Internet faxing capabilities reduce transmission costs:
                  FaxPress and FaxPress Premier enable users to connect several units via the Internet or the Intranet to form a private Fax-over-IP network that can significantly reduce the cost of fax transmissions.

o Integration into custom applications: We provide a software development kit that allows programmers to integrate fax functions into their current applications or to create new customized applications that use the FaxPress or FaxPress Premier servers.

o Software Options: We offer a range of value-added software options that increase the functionality of our FaxPress and FaxPress Premier systems and enable the FaxPress and FaxPress Premier to address specialized applications as mentioned above. Software upgrades and options are available to the installed base of FaxPress and FaxPress Premier units at prices starting at $495.

         We offer a family of FaxPress and FaxPress Premier fax server systems ranging from entry-level products targeted for small businesses with fewer than 50 users to high-end fax solutions capable of supporting enterprise-wide installations. The suggested U.S. list prices for FaxPress and FaxPress Premier fax servers range from $1,495 to $48,995. Server pricing is based on hardware model, with no per-user costs. The FaxPress 2500, 5000 and 7000 families come with the FaxPress 7.X network fax software that adds integration with popular email packages, and many advanced fax management and integration features. FaxPress 7.1.1 Email Integration is not included on FaxPress Small Business Edition ("SBE"). The FaxPress Premier family comes with the FaxPress Premier 3.X network fax software. The following table summarizes our FaxPress and FaxPress Premier system products:

                                                                            ---------------------------------------
                                                                            |           Network Environment       |
  -----------------------------------------------------------------------------------------------------------------
                                                                                NetWare
                                  Number of        Email         Network    3.x, 4.x, 5.x,
          Product Model           Channels      Integration     Topology     6.x (IPX,IP)  Windows NT/2000/XP/2003
  -----------------------------------------------------------------------------------------------------------------

  FaxPress SBE                        1        Not available    Ethernet          x                   x
  FaxPress 2500                       2              x          Ethernet          x                   x
  FaxPress 5000                   2, 4 or 8          x          Ethernet          x                   x
  FaxPress 7000                       8              x          Ethernet          x                   x
  FaxPress 7500                       8              x          Ethernet          x                   x
  FaxPress Premier Analog         8, 12, 16          x          Ethernet         n/a                  x
  FaxPress Premier Digital T1    24, 48, 72          x          Ethernet         n/a                  x
  FaxPress Premier ISDN           4, 8, 12           x          Ethernet         n/a                  x
  -----------------------------------------------------------------------------------------------------------------




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


         Our InfoPress is a software product designed to operate on Microsoft Windows NT/2000/XP platforms. The system utilizes voice and fax processing hardware, as well as telephone system interface (analog or T1) hardware with as few as two and as many as 288 ports that are actually deployed at a customer site.

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

         Print Servers: Printer sharing continues to be one of the important benefits of computer networking. Print servers are the most efficient and economical way to share printers on a network. While demand for print servers in various sizes of businesses continues to grow, the market is very competitive. We have been involved in the print server business for more than thirteen years. After continuous improvements to the cost and feature set, our LANpress has become a well-received print server product line. Our latest print server models incorporate a RISC microprocessor, Fast Ethernet, Windows, Internet Printing and many other attractive features. The suggested U.S. list price for LANpress print servers ranges from $165 to $280. During 2003, 2002 and 2001, print server products represented 3%, 5% and 9%, respectively, of total net sales.

         The following table summarizes our line of LANpress external print servers:

                                            -------------------------------------------------
                                            |             Network Environment               |
----------------------------------------------------------------------------------------------------------------------

                                            NetWare
                                  Ethernet  3.x,                       Windows                     Flash       Internet
                                  Network   4.x,                       95/ 98/        Apple        Upgrade     Printing
     Product Configuration       Interface  5.x, 6.x  UNIX TCP/IP  NT/2000/2003/XP  Ethertalk    Capability    Protocol
----------------------------------------------------------------------------------------------------------------------

LANpress 2000 1P Direct           10/100        x          x              x             x             x           x
LANpress 3P/100                   10/100        x          x              x             x             x          N/a
LANpress 2000 USB                 10/100        x          x              x             x             x           x

----------------------------------------------------------------------------------------------------------------------




Research and Product Development

         We have invested substantially in research and product development since inception. We believe our future performance will depend in large part on our ability to enhance our current products, to expand our product offerings, to maintain technological competitiveness and meet an expanding range of customer requirements. We spent $1.6 million, $1.4 million and $1.8 million in research and product development activities in 2003, 2002 and 2001, respectively.

         We continue to invest in enhancing our server appliance product lines by developing new versions of client and server software and server hardware. The product feature set is driven by the increasing complexity of user needs. The changing corporate communications/messaging environment and increasing demand for easy-to-use networking systems define these needs. The development efforts are focused on enhancing functionality of existing products and developing other systems to expand our product offerings. Our development efforts are focusing on high value applications, while relying on our partners to provide basic functionality for some of our product lines.

         In 2003, we developed and released version 7.1.1 of our FaxPress software and version 3.0 of our FaxPress Premier software. The new releases of FaxPress 7.1.1 and FaxPress Premier 3.0 Network Fax Software offer a new level of email integration, expanded operating environments and fax automation. It includes a new gateway for IBM Lotus Notes email integration, improved integration with Microsoft Exchange, enhanced Windows XP and Citrix MetaFrame XP support, improved Novell client support, production faxing and fax automation made easy.

          The current FaxPress and FaxPress Premier fax server product lines are continuously being enhanced to offer greater integration into corporate networking environments.

Sales, Marketing and Distribution

         We sell our products through multiple channels, determined by the product, market and customer need. We have an established two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. Software enhancements and options that complement the FaxPress products are primarily marketed directly by us to registered end users. The direct sales group works closely with distributors and value-added resellers ("VARs") in qualifying sales opportunities for the fax and print server products. We also sell some products through the on-line store on our Web site. Demand for our products is created through a variety of marketing programs. These programs are targeted toward end-users to stimulate demand for the products and toward distributors, resellers, VARs and e-commerce vendors to promote the product in the sales channel. These programs include targeted and active participation in industry networking and communication trade shows, as well as advertising in associated publications. We increase awareness of our products by Internet marketing via targeted e-advertising, publishing and sponsoring email newsletters, enhancing our Web presence, print advertising, conducting direct mail campaigns, offering seminars, trade shows and conferences, and other forms of public relations efforts. Our Web site has been updated and designed to assist customers in obtaining information about our products and contacting our sales personnel, and offers selected products and services through our on-line store.

          Our products are well suited for sale by e-commerce vendors, and we have experienced success working with leading resellers such as CDW and Insight.

         In 2003, Ingram Micro and Tech Data individually accounted for more than 10% of our sales and collectively represented approximately 50% of our net sales. In 2002 and 2001, the same distributors accounted for approximately 48% and 46% of our net sales, respectively. Total sales to customers located in the Pacific Rim, Europe and rest of Americas comprised approximately 19%, 21% and 25% of our net sales in 2003, 2002 and 2001, respectively.

Customer Service and Support

         We provide customers with support services, which are available to assist customers with installation, use and operation issues in an effort to ensure smooth and reliable operation of our products. Our network engineers, located at corporate headquarters, provide technical support via telephone, fax and email during normal Company business days from 6:00 a.m. to 5:00 p.m. (Pacific Time). As part of our global partner program, VARs have access to "priority technical support" via a special toll-free number that provides immediate access to our network engineers. Support is provided under warranty terms as well as through extended warranty agreements sold directly to the customer by us. We also provide other customer support through our Web site. We have an automated call management distribution system that provides improved levels of support to help resolve customer issues.

Manufacturing

         Our current in-house manufacturing operations consist primarily of material planning, assembly, final testing, quality control and service repair. Certain of our products are manufactured by third-party manufacturers that provide customized, integrated manufacturing services, including procurement, manufacturing, printed circuit board assembly and final testing. We also rely on SerComm to manufacture certain of our print server products. These arrangements enable us to shift certain costs to such providers, thereby allowing us to focus resources on our product development efforts. The failure of such manufacturers, to meet their contractual commitments to us could cause delays in product shipments, thereby potentially adversely affecting our business, operating results and financial condition.

         We do not currently have any material long-term supply contracts with any of our manufacturing subcontractors or component suppliers. We purchase finished products and components on a purchase order basis. We own all engineering, sourcing documentation, functional test equipment and tooling used in manufacturing our products and believes that it could shift product assembly to alternate suppliers if necessary. Certain key components of our products, including a modem chip set from Conexant, microprocessors from Motorola, integrated circuits from Intel and Kendin, are currently available from single sources. Other components of our products are currently available from only a limited number of sources. In addition, certain manufacturers have announced the end-of-life of certain standard off-the-shelf components which are being used by us in the making of our FaxPress Products. However, we have purchased at least two years worth of supplies of these end-of-life components in an effort to guarantee an uninterrupted supply of FaxPress Products to our customers for the next two years, while we decide whether to re-engineer our Products with the manufacturers' suggested replacement parts, or develop new replacement products.

Competition

         The network enhancement products and computer software markets are highly competitive, and we believe that such competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce the prices of products. We currently compete principally in the market for network fax servers, network print servers and fax-on-demand software.

         The principal competitive factors affecting the market for our products include product functionality, performance, quality, reliability, ease of use, quality of customer training and support, name recognition, price, and compatibility and conformance with industry standards and changing operating system environments. Several of our existing and potential competitors, have substantially greater financial, engineering, manufacturing and marketing resources than us. We also experience competition from a number of other software, hardware and service companies. In addition to our current competitors, we may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripheral, communications and software companies. In the fax server market we compete with companies such as Captaris, Inc., Omtool, Ltd. and Esker Software. In addition, certain competing methods of communications such as the Internet or electronic mail could adversely affect the market for fax products. Certain of our existing and potential competitors in the print server market are manufacturers of printers and other peripherals, and these competitors may develop closed systems accessible only through their own proprietary servers.

Proprietary Rights

         Our success depends to a certain extent upon our technological expertise and proprietary software technology. We rely upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our technologies. Additionally, we generally enter into confidentiality agreements with those employees, distributors, customers and suppliers who have access to sensitive information and limits access to and distribution of our software documentation and other proprietary information. Because of the rapid pace of technological change in the LAN product industry, we believe that patent  protection for our products is less significant to our success than
the  knowledge,   ability  and   experience  of  our  employees,   the  frequent
introduction and market acceptance of new products and product enhancements, and the timeliness and quality of our support services. We may not be able to obtain the necessary intellectual property rights and other parties may contest our intellectual property rights.

Government Regulation

         Certain aspects of the networking industry in which we compete are regulated both in the United States and in foreign countries. Imposition of public carrier tariffs, taxation of telecommunications services and the necessity of incurring substantial costs and expenditure of managerial resources to obtain regulatory approvals, particularly in foreign countries could have a material, adverse effect on our business, operating results and financial condition. Additionally, our products must comply with a variety of equipment, interface and installation standards promulgated by communications regulatory authorities in different countries.

Employees

         As of March 1, 2004, we employed a total of 43 full-time equivalent personnel, 10 in operations, 11 in sales and marketing, 8 in engineering, 8 in customer service and 6 in finance and administration. We have not experienced a work stoppage, no employees are represented by a labor organization and we consider our employee relations to be good.

Executive Officers

         The names and ages of our executive officers as of February 28, 2004 are set forth below:

       Name                       Age                Position
Scott C. McDonald                  50   President, Chief Executive Officer
Eric Chen                          51   Senior Vice President, Engineering and
                                        Business Development
Paul Cheng                         55   Vice President, Finance and Adminis-
                                        tration, Chief Financial Officer and
                                        Secretary
Richard Fernandez                  44   Vice President, Operations
Edward J. Heinze                   58   Vice President, Sales, U.S.
Michael Petrovich                  42   Vice President, Sales, International


Scott C. McDonald

         Mr. McDonald has served as our President and Chief Executive Officer since April 2002. Mr. McDonald has served as director of since April 1999. From May 2001 to the first quarter of 2002, Mr. McDonald served on the board of directors for Octant Technologies and Digital Power Corporation and provided consulting services. Mr. McDonald served as the Chief Financial and Administrative Officer at Conxion Corporation, a network and Internet services company, from December 1999 to April 2001. From 1997 to 1999, Mr. McDonald served on the board of directors for CIDCO, Inc, Octant Technologies Inc. and Digital Power Corporation; in addition to providing consulting services to CIDCO, Inc. Mr. McDonald currently serves on the board of directors of privately held Octant Technologies, Inc. Mr. McDonald holds a BS in Accounting from the University of Akron and an MBA from Golden Gate University.

Eric Chen

         Mr. Chen has served as our Senior Vice President, Engineering and Business Development since May 2002. From May 2000 to May 2002, Mr. Chen served as our Vice President, Engineering. Upon joining us in 1989, Mr. Chen initially worked on software development projects including developing the first FaxPress e-mail gateways, porting FaxPress to non-Novell platforms, and the first menu-driven installation and configuration programs for both FaxPress and LANpress. Most recently, Mr. Chen served as the Director of Print Server Product Marketing and Business Unit and has managed the engineering development and manufacturing business relationships with our partners. Before joining our company, Mr. Chen was with 3COM, a network solutions provider. Mr. Chen has a BS in Engineering from Taiwan and an MS in Computer Science from the University of Massachusetts.

Paul Cheng

         Mr. Cheng has served as our Vice President, Finance and Administration since April 2000. In March 2001, Mr. Cheng was appointed as Chief Financial Officer and Secretary. Mr. Cheng brings more than 20 years of financial experience from a career that was launched in Hong Kong where he was the Plant Controller of Fairchild Semiconductor Hong Kong Ltd. Before joining our company, he served as the Vice President of Finance and Administration at Eclipse International, Inc., a systems development company, from April 1997 to March 2000. In addition, he has held various executive positions including Vice President of Finance at Quintus Corporation, a developer of customer relations management software from 1993 to 1995 and Corporate Controller at Power Integration, Inc., a semiconductor manufacturer from 1995 to 1997. Mr. Cheng is a member of the Chartered Certified Accountants and holds a BS in Accounting from Hong Kong.

Richard Fernandez

         Mr. Fernandez has served as our Vice President of Operations since December 2002. From June 2002 to December 2002, Mr. Fernandez served as our Director of Operations. Mr. Fernandez has more than 22 years of manufacturing and materials planning experience prior to joining the Company. Prior to joining our company, Mr. Fernandez managed the acquisition of servers and storage devices for Conxion Corporation from June 2000 to May 2002. Prior to joining Conxion, Mr. Fernandez was Director of Operations with CIDCO, Inc. since March 1994. In addition, Mr. Fernandez has held various management positions with Computer Products Inc., MAD Intelligent Systems and Sperry Univac.

Edward J. Heinze

         Mr. Heinze has served as our Vice President, Sales, U.S. since January 2000. From 1994 to January 2000, Mr. Heinze served in several capacities including Product Manager of the Fax Product Line, and Regional Sales Manager. Before joining our company, Mr. Heinze served in several capacities at Visual/White Pine Software, a software developer, including Vice President of Sales. Prior to his tenure at White Pine, he was Chief Operations Officer for XMARK, a computer systems manufacturer, and Vice President of Sales and Marketing at EIT, Millicom, Olympia, and Ontel. He holds a BS degree from Waynesburg College.

Michael Petrovich

         Mr. Petrovich has served as our Vice President, Sales, International since October 2000 and has been with us since 1992. Mr. Petrovich concentrates on developing the sales channels for all sales outside of the Americas, including Asia, the Asia Pacific and Europe. Prior to joining us, Mr. Petrovich was the marketing communications manager for Novell's National Reseller Organization, a software company.

     In this role Mr.Petrovich focused on business strategies and development of Novell's direct reseller sales channel. Before joining Novell, Mr. Petrovich held sales and marketing positions at Excelan, a LAN manufacturer and International Microcircuits Incorporated, a semiconductor company. Mr. Petrovich holds a BA in Behavioral Sciences from San Jose State University.


ITEM 2.       PROPERTIES

         Our headquarters, including our executive offices and corporate administration, development, manufacturing, marketing, sales and technical services/support facilities, are located in Morgan Hill, California in approximately 16,600 square-feet of leased office space. We occupy this facility under a lease, the term of which expires in December 2005 with one conditional three-year option, which if exercised, would extend the lease to December 2008. We also rent office space for sales and customer support in Illinois. We believe our existing facilities will be adequate to meet our requirements for the foreseeable future.


ITEM 3.       LEGAL PROCEEDINGS

         From time to time and in the ordinary course of business, we are involved in various legal proceedings and third party assertions of patent or trademark infringement claims against us in the form of letters and other forms of communication. We are not currently involved in any litigation which, in our opinion, would have a material adverse effect on our business, operating results, cash flows or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to our business in the future.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Subsequent to our Annual Meeting of Shareholders held on May 29, 2003, there were no matters submitted to a vote of securities holders in the remainder of 2003.

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Our common stock (Nasdaq symbol "CSTL") began trading on the Nasdaq National Market on December 20, 1995 and was transferred to the Nasdaq SmallCap Market as of April 1999. The following table shows the closing high and low sale prices per share of our common stock as reported on the Nasdaq SmallCap Market. Such quotations do not include retail markups, markdowns or commissions.

2002                            HIGH                 LOW
     First Quarter                  $1.01               $0.64
     Second Quarter                 $0.80               $0.57
     Third Quarter                  $0.85               $0.50
     Fourth Quarter                 $1.15               $0.47

2003                            HIGH                 LOW
     First Quarter                  $2.91               $1.03
     Second Quarter                 $3.86               $1.95
     Third Quarter                  $4.90               $3.01
     Fourth Quarter                 $3.50               $2.61


         The market price of our common stock has been volatile. See "Risk Factors - Our stock price has been volatile, and is likely to continue to be volatile in the future."

         As of March 3, 2004 there were 1,081 holders of record of our common stock. On March 3, 2004 the last sale price reported on the Nasdaq SmallCap Market for our common stock was $5.46 per share.

Stock Buyback

         In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.25 million of our common stock for cash in open market, negotiated or block transactions. The timing of these transactions will depend on market conditions, other corporate strategies and will be at the discretion of management. No time limit was set for the completion of this program. At the time of the approval by the Board of Directors, we had approximately 4.8 million shares of common stock outstanding and as of the end of the third quarter 2002, cash and cash equivalents were approximately $4.8 million. During the fourth quarter of 2002, we repurchased from open market and negotiated transactions a total of 1.62 million shares for $1.8 million, at an average per share price of $1.10. During the first quarter of 2003, we repurchased from open market transactions a total of 46,500 shares for $48,000, at an average per share price of $1.04. We performed no stock repurchases during the rest of 2003. However, we may continue to execute our buyback program as we deem necessary.

Dividend Policy

         We have not paid cash dividends on our common stock. The Board of Directors currently intends to retain any and all earnings for use in our business and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

         The following table sets forth a summary of our equity compensation plans as of December 31, 2003. Details of the plans are discussed in Note 6 to the Consolidated Financial Statements.



                                           Number of securities to        Weighted average
                                           be issued upon exercise        exercise price of           Number of
                                           of outstanding options,      outstanding options,     securities remaining
                                             warrants and rights         warrants and rights          for future
                                                                                                      issuance
1988 Equity compensation plan approved                         7,000                      $2.38                   -0-
by security holders
1998 (1988) Equity compensation plan
(As Amended) approved by security                          1,279,706                      $1.01                   -0-
holders
2002 Equity compensation plan approved                       303,500                      $2.94               546,500
by security holders
Equity compensation plans not approved                           -0-                        n/a                   -0-
by security holders
                                          --------------------------- -------------------------- ---------------------
         Total                                             1,590,206                      $1.38               546,500



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

                                                                       Years ended December 31,
                                               ...................................................................
                                                   2003            2002           2001           2000            1999
                                               --------------  -------------  --------------  ------------   ------------
                                                                (in thousands, except per share amounts)
INCOME STATEMENT DATA:
        Net Sales                                 $10,214         $9,759          $9,354        $14,832       $16,116

        Gross Profit                               $7,729         $6,923          $6,265         $9,380       $ 8,404
        Gross Profit as a % of Net Sales              76%            71%             67%            63%           52%

        Net income/(loss)                          $1,633(1)        $659           ($591)(3)       $732       ($3,555)(3)
        Net income/(loss) as a % of Net Sales         16%(1)          7%             (6%)            5%          (22%)

        Net income/(loss) per share - diluted       $0.39(1)       $0.14          ($0.12)         $0.14        ($0.78)

   BALANCE SHEET DATA:
        Cash and Cash Equivalents                  $4,614         $3,460(2)       $4,568         $3,893        $4,714
        Working Capital                            $4,180         $2,434          $3,560         $3,969        $3,555
        Total Assets                               $7,803         $5,635          $7,010         $8,543        $8,502
        Long-term Liabilities                         $29            $44             $64            $63          --
        Shareholders' Equity                       $4,776         $2,923(2)       $4,202         $4,776        $4,020

     (1) In the fourth quarter of 2003, we recorded a non-cash tax benefit of $526,000, or $0.12 per diluted share, resulting from the release of a portion of our tax valuation allowance. Prior to the fourth quarter, we had not reported significant income tax expenses because we had utilized available Net Operating Loss ("NOL") and tax credit carryforwards. These NOLs were fully reserved by a valuation allowance due to uncertainly surrounding the likelihood of their realization. Due to our continued profitability over the past ten quarters and a determination that it is more likely than not that certain future tax benefits will be realized, a portion of the deferred tax assets were recognized in the fourth quarter.

         (2) In 2002, cash and cash equivalents and shareholders' equity reflect the use of $2 million of cash for the repurchase of 1.62 million shares of our common stock and the associated expenses.
         (3) Net loss for 2001 and 1999 includes net charges for restructuring and other non-recurring items of $239,000 and $400,000, respectively.


Quarterly Results of Operations


         The following table sets forth certain consolidated quarterly financial data for the eight quarters ended December 31, 2003. This information is unaudited, but in our opinion, has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited interim results. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.


Selected Quarterly Data (unaudited)

                                                 Year 2003, Quarter Ended
                                 ---------------------------------------------------------
                                        Mar  31        Jun  30      Sep  30       Dec  31
                                 ---------------------------------------------------------
                                          (in thousands, except per share data)
Net sales                                $2,500         $2,511     $2,566       $2,637
Gross profit                              1,803          1,938      2,011        1,977
Operating  income                           256            240        241          369
Net income                                  243            228        241          921(1)
Net income per share, basic                0.08           0.07       0.07         0.27(1)
Net income per share, diluted              0.06           0.06       0.06         0.21(1)

(1) Includes a non-cash tax benefit of $526,000, or $0.16 per basic share, and $0.12 per diluted share, resulting from the release of a portion of our tax valuation allowance.

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

         Our products have historically centered on fax and print servers and related technologies. Starting in 1997, our revenues have declined as competition increased, primarily with the print server products in the Asia Pacific Region, while at the same time the Internet and other networking technologies advanced. As a result, we experienced annual operating losses beginning in 1997 through 1999. We redirected our efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. We introduced our new products, the FaxPress 5000 in February 1999, FaxPress 2500 in November 1999, FaxPress SBE in February 2000 and the FaxPress 7500 in September 2000. In September 2003, we launched our newest enterprise level fax servers, the FaxPress Premier Analog and FaxPress Premier Digital, which can provide up to 16 analog fax channels and 71 T1 fax channels, respectively. In support of our hardware, we introduced a major release of our FaxPress software, FaxPress 7.0, in November 2002 and FaxPress Premier 3.0, in September 2003. Through mainly the release of these enhanced products in the fax messaging family and continuous efforts in product cost reductions, our gross profit margins improved from 52% in 1999 to 76% in 2003.

         Additionally, improved cash management and operating results resulted in positive operating cash flows in 2001, 2002 and 2003. Cash balances increased to $4.6 million at December 31, 2003 from $3.5 million at December 31, 2002.

         From time to time, component manufacturers announce the end of life of certain of their products and at the same time introduce replacement components which are usually more efficient or cost effective. We have been informed by several of our component suppliers that new components are available to replace certain of their end-of-life components currently used in our FaxPress products. We have purchased approximately two years worth of these end-of-life components in an effort to guarantee a smooth supply of our FaxPress Products to our customers. We believe this will give us ample time to decide whether to re-engineer our Products with the manufacturers' suggested replacement parts, or develop new replacement products. Even though we believe we have secured enough components for the next two years, there is no assurance that we will be able to secure additional components in the future, or be able to redesign new products in a timely manner.

Critical Accounting Policies

         We have identified the policies below as critical to our business operations and to the understanding of our results of operations. We have defined a critical accounting policy as one that is both important to the portrayal of our financial condition and results of operations and requires our management to make difficult, subjective or complex judgments. The impact of risks associated with these policies on our business operations is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K, beginning on page F-6. Note that preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of our financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates about future events and their effects cannot be made with certainty. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.

Revenue recognition

         We recognize revenue based on the provisions of Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition" and Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists."

         Product revenue is recognized upon shipment if a signed contract or purchase order exists, the fee is fixed or determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Shipment generally occurs and title is transferred when product is delivered to a common carrier.

         We enter into agreements with some of our distributors which permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. End-user customers who purchase our products directly from us also have limited return rights, which expire 30 days from product shipment. Revenues subject to stock rotation or other return rights are reduced by our estimates of anticipated exchanges and returns. We establish our reserve for sales returns for distributors and direct end-user customers based on historic return rates. If the historical data used by the Company to calculate these estimates does not properly reflect future returns, these estimates could be revised.

         Pursuant to our agreements with distributors, we also protect our distributors' exposure related to the impact of price reductions. Price adjustments are recorded at the time price reductions are communicated to our distributors.

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

Credit, collection and allowance for doubtful accounts

         We perform ongoing customer credit evaluations based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. When credit criteria are not met, we require cash-on-delivery or payment by credit card before products are shipped. On a quarterly basis, we specifically analyze accounts receivable, historical bad debts, customer concentration, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Such losses have generally been within our expectations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Three customers accounted for 69% and 68% of accounts receivable at December 31, 2003 and 2002, respectively.

Inventories and related write-downs for excess and obsolete inventory

         Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventories are reduced for excess and obsolete inventories. These write-downs are based on management's review of inventories on hand on a quarterly basis, compared to management's assumptions about future demand, market conditions and anticipated timing of the release of product upgrades or next generation products. If actual market conditions for future demand are less favorable than those projected by us or if product upgrades or next generation products are released earlier than anticipated, additional inventory write-downs may be required.

Income taxes

       We account for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining the provision for income taxes and any valuation allowance recorded against our deferred tax assets. The establishment or reversal of any valuation allowance is based in large part on projected future taxable income.


Results of Operations

     Comparison of Years Ended December 31, 2003 and 2002

       Net Sales

                  Net sales increased 5% to $10.2 million in 2003 from $9.8 million in 2002. The increase of $455,000 resulted primarily from sales of our enterprise level FaxPress Premier fax server products, which were launched in September 2003.

                  Domestic sales were $8.3 million in 2003 as compared to $7.7 million in 2002, representing 81% and 79%, respectively, of total net sales. The increase in sales was mostly attributable to the introduction of the new FaxPress Premier fax server products.

                  International sales (excluding sales to the rest of the Americas) were $1.6 million in 2003 as compared to $1.7 million in 2002, representing 16% and 18%, respectively, of total net sales. International sales were lower largely due to lower sales of our FaxPress server products to Europe. Most of our international sales are denominated in U.S. dollars and thus could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

                  Sales to the rest of the Americas, excluding the United States, were $371,000 in 2003, as compared to $347,000 in 2002, representing 4% and 3% of total net sales in both 2003 and 2002, respectively.

                  In 2003, Ingram Micro, Tech Data and Macnica, our top three customers accounted for approximately 57% of our net sales. In 2002, the same three distributors accounted for 56% of net sales.


       Cost of Sales; Gross profit

                  Gross profit is equal to net sales less cost of sales. Cost of sales includes cost of materials, including components, manuals, diskettes, packaging materials and shipping. Cost of sales also includes compensation costs and overhead related to our manufacturing operations, inventory obsolescence and warranty expenses. Gross profit was $7.7 million, or 76% of net sales, in 2003, compared to $6.9 million, or 71% of net sales, in 2002. Sales growth, continuous product cost reductions in 2003, increased outsourcing of manufacturing and higher sales of our fax server products, which have better gross profit relative to our print server products contributed to the improvement in gross profit in 2003.

       Research and Development

                  Research and development expenses represent costs associated with the development of new products and consist primarily of employee-related expenses, material costs and allocated facility costs. Research and product development expenses were $1.6 million in 2003, compared to $1.4 million in 2002, and represented 16% and 14% of net sales for those periods, respectively. The higher research and development expenses in 2003 were mostly due to additional material costs of $106,000 used in the development of our FaxPress Premier server products that were launched in September 2003, and higher compensation expense of $82,000 due to increased headcount. Research and development spending has supported both existing products and the development of new server appliances. We remain committed to the development of highly competitive new products and services through the efficient utilization of our engineering resources.

       Sales and Marketing

                  Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives, product promotion expenses, and allocated facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses were $3.1 million and $3.0 million for 2003 and 2002, respectively, and represented 31% of net sales for both periods. The slight increase in sales and marketing expenses was largely due to increased promotional and travel related expenses of $235,000 and higher compensation expenses of $76,000 due to increased headcount, offset in part by lower consulting expenses of $173,000.

       General and Administrative

                  General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and accounting expenses, and allocated facilities expenses. General and administrative expenses were $1.9 million in both 2003 and 2002, and represented 19% and 20% of net sales for those periods. The slightly lower expenses in 2003 as compared to 2002 were mainly attributable to lower consulting expenses of $180,000 and legal and accounting fees of $166,000, offset partially by higher compensation expenses of $151,000 and investor relation expenses of $86,000. General and administrative expenses in 2002 included legal expenses of $128,000 and outside consulting expenses of $209,000, which were chiefly attributable to our stock repurchase and Nasdaq listing issues.

       Interest and other income

                  Interest and other income consist primarily of interest income earned from our invested cash balances, interest expense on capital leases, bank service fees, and miscellaneous income and expenses. Interest and other expenses for 2003 were $10,000 as compared to income of $44,000 in 2002. The decrease in interest and other income was chiefly due to a $29,000 reduction in interest income due to lower interest rates and decreased miscellaneous income of $26,000.

       Provision for Income Tax

                  In the fourth quarter of 2003, we recorded a non-cash tax benefit of $526,000, resulting from the release of a portion of our tax valuation allowance. Prior to the fourth quarter, we had not reported significant income tax expenses because we had utilized available Net Operating Loss ("NOL") and tax credit carryforwards. These NOLs were fully reserved by a valuation allowance due to uncertainly surrounding the likelihood of their realization. Due to our continued profitability over the past ten quarters and a determination that it is more likely than not that certain future tax benefits will be realized, a portion of the deferred tax assets were recognized in the fourth quarter.


                  In 2002, our provision for income taxes was $6,000, representing state income taxes. The tax provision for federal income taxes was offset by utilization of our net operating loss carryforwards.

     Comparison of Years Ended December 31, 2002 and 2001

       Net Sales

                  Net sales increased 4% to $9.8 million in 2002 from $9.4 million in 2001. The increase of $405,000 in net sales resulted primarily from an increase in sales of our FaxPress fax server products to the domestic channels of $763,000, offset partially by a decrease in our print server product sales to international markets of $358,000.

                  Domestic sales were $7.7 million in 2002 as compared to $7.0 million in 2001, representing 79% and 75%, respectively, of total net sales. The increase was mostly attributable to higher sales of our FaxPress fax server products.

                  International sales (excluding sales to the rest of the Americas) were $1.7 million in 2002 as compared to $2.0 million in 2001, representing 18% and 21%, respectively, of total net sales. Lower international sales were largely due to reduced demand for our print server products in the

         Asia Pacific region. Most of our international sales are denominated in U.S. dollars and thus could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

                  Sales to the rest of the Americas, excluding the United States, were $347,000 in 2002, as compared to $321,000 in 2001, representing 3% and 4% of total net sales in 2002 and 2001, respectively.

                  In 2002, Ingram Micro, Tech Data and Macnica, our top three customers accounted for approximately 56% of our net sales. In 2001, the same three distributors accounted for 55% of net sales.

       Cost of Sales; Gross profit

                  Gross profit was $6.9 million, or 71% of net sales, in 2002, compared to $6.3 million, or 67% of net sales, in 2001. Efficiencies realized from the restructuring in 2001, continuous product cost reductions in 2002, increased outsourcing of manufacturing and an increase in the mix of sales of our fax server products, which have higher gross profit relative to our print server products, contributed to the improvement in gross profit in 2002.

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

       Sales and Marketing

                  Sales and marketing expenses were $3.0 million and $3.6 million for 2002 and 2001, respectively, and represented 31% and 38% of net sales for those periods. The reduction in sales and marketing expenses was largely due to a reduction in personnel related costs of $395,000, which was partly realized from the restructuring actions in 2001 and lower product promotional expenses of $291,000, offset in part by higher support costs of $55,000.

       General and Administrative

                  General and administrative expenses were $1.9 million and $1.3 million for 2002 and 2001, respectively, or 20% and 14% of net sales for those periods. The increase in expenses in 2002 was mostly due to higher legal expenses of $128,000 and outside consulting expenses of $209,000, which were chiefly attributable to our stock repurchase and Nasdaq listing issues. Increased accounting fees of $81,000, compensation to our board of directors of $49,000, investor relations expenses of $72,000 and the absence of benefit obtained from the collection of bad debts previously written-off in 2001 of $115,000 also contributed to the higher general and administrative expenses in 2002.

       Restructuring Expenses

                  In April 2001, we terminated 17 regular, temporary and contractor positions, which constituted approximately 25% of our workforce. This action resulted in a restructuring charge of $239,000 in 2001. In the second quarter of 2002, a non-recurring benefit of $40,000 arising from the reversal of previously recorded restructuring charges was included in our results of operations, following the completion of our 2001 restructuring program for less than previously anticipated. The following table sets forth an analysis of the components of the reserve balance carried-forward from fiscal 2001 (in thousands of dollars):



                                                                   Asset Write
                                    Employee Costs    Facilities      Down         Other        Total
                                    --------------------------------------------------------------------
 Balance as of December 31, 2001            $36          $28              $ -        $ 25        $ 89
 Cash payments                              (36)           -                -         (13)        (49)
 Reversal of excess accrual                   -          (28)               -         (12)        (40)
                                    --------------------------------------------------------------------
 Balance as of 12/31/2002                   $ -          $ -              $ -        $  -        $  -


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

       Provision for Income Tax

                  In fiscal 2002, our provision for income taxes was $6,000, representing state income taxes. The tax provision for federal income taxes was offset by utilization of our net operating loss carryforwards.

                  In fiscal 2001, we incurred a loss and there were no substantial federal or state income taxes recognized.


Liquidity and Capital Resources

         Since our initial public offering of common stock in December 1995, our principal source of funding has been cash from our operations, with some funding from capital equipment lease lines. As of December 31, 2003, we had $4.6 million of cash and cash equivalents, an increase of $1.2 million from December 31, 2002. The increase in cash and cash equivalents was primarily attributable to the increase in income before tax of $1.1 million and $268,000 in proceeds from the exercise of stock options, offset in part by $164,000 of investment in new computers and other production equipment.

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

         In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.25 million shares of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of our management. No time limit was set for the completion of this program. As of December 31, 2003, we have repurchased from open market and negotiated transactions a total of 1.67 million shares for $1.8 million, at an average per share price of $1.10.

         In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan is subject to interest of 12.8% and is repayable by December 2006. As of December 31, 2003, the future minimum payments are $50,000.

         In April 2001, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $25,000. This loan is subject to interest of 12.5% and is repayable by April 2004. As of December 31, 2003, the future minimum payments are $2,000.We have entered into a noncancelable operating lease that expires in 2005 and other capital leases that expire at various stages in 2006, and are responsible for certain maintenance costs, taxes and insurance under the leases. We lease our headquarters in Morgan Hill, California.. The lease has a term of 5 years, expiring in December 2005 with one conditional three-year option, which if exercised would extend the lease to December 2008 commencing with rent at ninety-five percent of fair market value.

         The following represents combined aggregate maturities for all our financing and commitments as of December 31, 2003:

                                                               Payments Due by Period
                                        ---------- ------------- --------------- ------------- ---------------
Contractual Obligations                   Total    Less Than 1    1 - 3 Years    3 - 5 Years    More than 5
                                                       Year                                        Years
                                        ---------- ------------- --------------- ------------- ---------------
Capital (Finance) Lease Obligations         $  53         $  20           $  33             -               -
Operating Lease Obligations                 $ 532         $ 269           $ 263             -               -
                                        ---------- ------------- --------------- ------------- ---------------
Total contractual cash obligations          $ 585         $ 289           $ 296             -               -
                                        ========== ============= =============== ============= ===============


         In addition to the commitments shown above, we have a $3.0 million secured revolving line of credit with a bank, which expires in March 2005, pursuant to which we may borrow 100% against pledges of cash at the bank's prime rate (4% at December 31, 2003). Borrowings under this line of credit agreement are collateralized by all of our assets. Under the agreement, we must comply with certain financial and other covenants. As of December 31, 2003, we have not drawn down on the line of credit, were in compliance with these covenants and have no borrowings outstanding under the line of credit.

         Net cash provided by operations in 2003 was $1.1 million as compared to $882,000 in 2002. The increase was largely a result of sales increases, and better gross profit arising from improved operational efficiencies and cost reductions.

         Net cash used in financing activities of $2.0 million in 2002 was largely for the repurchase of our stock and the professional fees associated with such repurchase. In the first quarter of 2003, we repurchased $48,000 of our stock from open market transactions. We acquired additional property and equipment of $164,000, $34,000 and $105,000 in 2003, 2002 and 2001,
respectively.

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

         Our sales often reflect orders shipped in the same quarter in which they are received. In addition, significant portions of our expenses are relatively fixed in nature, and planned expenditures are based primarily on sales forecasts. Therefore, if we inaccurately forecast demand for our products, the impact on net income may be magnified by our inability to adjust spending quickly enough to compensate for the net sales shortfall.

         Other factors contributing to fluctuations in our quarterly operating results include:

O     changes in the demand for our products;
O     customer order deferrals in anticipation of new versions of our products;
O the introduction and acceptance of new products and product enhancements by us or our competitors;
O the effects of filling the distribution channels following introductions of new products and product enhancements;
O     potential delays in the availability of announced or anticipated products;
O     the mix of product and service revenue,
O     the commencement or conclusion of significant development contracts;
O     changes in foreign currency exchange rates; and
O     the timing of significant marketing and sales promotions.

         Based on the foregoing, we believe that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be viewed as indications of future performance.

We have a history of losses and may not be able to sustain profitability.

         We have experienced significant operating losses and, as of December 31, 2003, had an accumulated deficit of $22 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $591,000 of losses in 2001 due to a slowdown in demand for our products due in part to industry-wide adverse economic conditions. We were able to recover and have been profitable since the third quarter of 2001, with total net income of $659,000 and $1.6 million in 2002 and 2003, respectively. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

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

Substantially all of our revenue comes from the sale of fax server products, and a decline in demand for those products would harm our business, operating results and financial condition.

         We derive substantially all of our revenue from the sale of fax and print server products, with fax server products accounting for 97% of total sales in 2003. We expect that our current products will continue to account for most of our sales in the near future. A decline in demand for our fax server products as a result of competition, technological change, shortages of components or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on our business, operating results and financial condition.

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

         Complex products such as those offered by us may contain undetected or unresolved hardware defects or software errors when they are first introduced or as new versions are released. Changes in our or our suppliers' manufacturing processes or the inadvertent use of defective components could adversely affect our ability to achieve acceptable manufacturing yields and product reliability. We have in the past discovered hardware defects and software errors in certain of our new products and enhancements after their introduction. Replacement of discontinued components used in our products could lead to further defects and errors. There can be no assurance that despite testing by us and by third-party test sites, errors and defects will not be found in future releases of our products, which would result in adverse product reviews and negatively affect market acceptance of these products.

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

         The network enhancement products and computer software markets are highly competitive, and we believe that competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce the prices of products. We currently compete principally in the market for network fax servers, network print servers and fax-on-demand software. Both direct and indirect competition could adversely affect our business and operating results through pricing pressure, loss of market share and other factors. In particular, we expect that, over time, average selling prices for our print server products will continue to decline, as the market for these products becomes increasingly competitive. Any material reduction in the average selling prices of our products would adversely affect gross margins. There can be no assurance we will be able to maintain the current average selling prices of our products or the related gross margins.

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

         Several of our existing and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources than us. We also experience competition from a number of other software, hardware and service companies. In addition to our current competitors, we may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripheral, communications and software companies. In the fax server market we compete with companies such as Captaris Inc., Omtool, Ltd. and Esker Software. There can be no assurance that competitors will not introduce products incorporating technology more advanced than the technology used by us in our products. In addition, certain competing methods of communications such as the Internet or electronic mail could adversely affect the market for fax products. Certain of our existing and potential competitors in the print server market are manufacturers of printers and other peripherals, and these competitors may develop closed systems accessible only through their own proprietary servers. There can be no assurance that we will be able to compete successfully or that competition will not have a material adverse effect on our business, operating results and financial condition.

We depend on sales in foreign markets, and political or economic changes in these markets could affect our business, operating results and financial condition.

         Sales to customers located outside the United States accounted for approximately 19%, 21% and 25% of our net sales in 2003, 2002 and 2001, respectively. We sell our products in approximately 40 foreign countries through approximately 50 international distributors. Our principal Japanese distributor accounted for approximately 38%, 27% and 40% of our international sales in 2003, 2002 and 2001, respectively, and 7%, 6% and 10% of our total net sales in 2003, 2002 and 2001, respectively. We expect that international sales will continue to represent a significant portion of our product revenues and that we will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. There can be no assurance that we will not experience difficulties resulting from changes in foreign laws relating to the export of our products in the future. In addition, because we primarily invoice foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for our products by causing prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on our international sales and a resulting material adverse effect on our business, operating results and financial condition. We may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. There can be no assurance that we will be able to maintain the level of international sales in the future. Any fluctuations in international sales will significantly affect our operating results and financial condition.

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

         Our products require components procured from third-party suppliers. Some of these components are available only from a single source or from limited sources. In addition, we subcontract a substantial portion of our manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support our manufacturing requirements. We purchase components on a purchase order basis, and generally have no long-term contracts for these components. If we are unable to obtain a sufficient supply of high-quality components from our current sources, we could experience delays or reductions in product shipments. From time to time, component manufacturers announce the end of life of certain of their products and may or may not have replacement products. If we are unable to secure enough inventories of the end-of-life components or their replacements, we might not be able to deliver our products to our customers and could adversely affect our revenue and net income. Furthermore, a significant increase in the price of one or more of these components or our inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect our gross margin.

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

         Our success depends to a certain extent upon our technological expertise and proprietary software technology. We rely upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our technologies. Despite the precautions taken by us, it may be possible for unauthorized third parties to copy our products or to reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries either do not protect our proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that our current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense and divert the efforts our technical and management personnel, whether or not any litigation is determined in favor of us. In the event of an adverse result in litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that we would be successful in this development or that any such licenses would be available on commercially reasonable terms. We also rely on technology licensed from third parties. There can be no assurance that these licenses will continue to be available upon reasonable terms, if at all. Any impairment or termination of our relationship with third-party licensors could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our precautions will be adequate to deter misappropriation or infringement of our proprietary technologies.

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

         The development and marketing of products requires significant amounts of capital. If we need additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products and changes in technology in the networking industry. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in our inability to achieve our long-term business objectives. The issuance of equity or convertible debt securities to raise additional capital would result in additional dilution to our shareholders.

Recent terrorist activity in the United States and the military action to counter terrorism could adversely impact our business.

         Terrorist acts or acts of war (wherever located around the world) could significantly impact our revenue, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 have created many economic and political uncertainties, some of which may materially harm our business, operating results and financial condition. The long-term effects on our business of the September 11, 2001 attacks and the ensuing war on terror are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other actual or potential conflicts, acts of war or hostility, including the United States' activities in Iraq, have created many economic and political uncertainties that could adversely affect our business, operating results and financial condition in ways that cannot presently be predicted.

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

         At February 29, 2004, our officers and directors and their affiliates beneficially owned approximately 25% of the outstanding shares of common stock. Accordingly, together they had the ability to significantly influence the election of our directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this interpretation has not had a material impact on our consolidated results of operations, financial position or cash flows.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. It clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this interpretation has not had a material impact on our consolidated results of operations, financial position or cash flows.

         In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. While the effective date of certain elements of SFAS No. 150 has been deferred, we do not expect the adoption of SFAS No. 150 to have a material impact upon our financial position, cash flows or results of operations.

         In December 2003, the FASB issued a revised FASB interpretation No. 46 (FIN 46R), "Consolidation for Variable Interest Entities, and interpretation of ARB No. 51" The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest Entity ("VIE") refers to an entity subject to consolidation according to the provisions of the Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity's financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for our fiscal 2004 first quarter. The Company does not expect the adoption of FIN 46R to have a material impact on our financial position or results of operations.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We had no holdings of derivative financial or commodity instruments at December 31, 2003. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S. Dollars, certain spending is transacted in Pounds Sterling. These amounts are not currently material to our financial statements; therefore we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market accounts and related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of these investments. However, sharp declines in interest rates could seriously harm interest earnings.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 15 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

         Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

         Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended December 31, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

         The information required by this Item concerning our directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in our definitive Proxy Statement (the "Proxy Statement"), related to our 2003 Annual Meeting of Shareholders to be filed by us with the Securities and Exchange Commission ("SEC") no later than April 30, 2004 or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2004.

Identification of Executive Officers

         The information required by this Item concerning our executive officers is set forth in Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

         The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.


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


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 2002, the Company engaged W.R. Hambrecht + Co. ("WRH + Co."), an investment bank in which Mr. Hambrecht, a director of the Company, is a partner, to manage our stock buyback program approved by the Board of Directors. As of March 10, 2004, WRH + Co. had received an insignificant amount of compensation under this arrangement.

         Other information required by this Item is incorporated by reference from the sections captioned "Certain Transactions" and "Executive Compensation" contained in the Proxy Statement.


ITEM 14.      PRINCIPAL AUDITOR FEES AND SERVICES

         Information regarding principal auditor fees and service is set forth under "Ratification of Selection of Independent Auditors" in the Proxy Statement, which information is incorporated hererin by reference.

                                     PART IV


ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

         1)  Financial Statements

                                                                                             Page in
                                                                                            Form 10-K

             Report of Independent Auditors................................................    F-1
             Consolidated Balance Sheets as of December 31, 2003 and 2002..................    F-2
             Consolidated Statements of Operations for the years ended
                  December 31, 2003, 2002 and 2001.........................................    F-3
             Consolidated Statements of Shareholders' Equity for the years ended
                  December 31, 2003, 2002 and 2001.........................................    F-4
             Consolidated Statements of Cash Flows for the years ended
                  December 31, 2003, 2002 and 2001.........................................    F-5
             Notes to Consolidated Financial Statements....................................    F-6

         2)  Financial Statement Schedules


             The following financial statement schedule of Castelle for the years ended December 31, 2003, 2002 and 2001 is filed as part of this Form 10-K and should be read in conjunction with the Company's Financial Statements.

                                                                                              Page in
                                                                                             Form 10-K

             Schedule II - Valuation and Qualifying Accounts...............................    F-23

         3)  Additional Exhibits

             In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

             31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

             31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

             32.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer of Castelle

             32.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle


         Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Financial Statements or Notes thereto.

     (b) Reports on Form 8-K

         During the fourth quarter of 2003, Castelle filed a Form 8-K on October 24, 2003. Furnished under Item 12, "Results of Operations and Financial Condition", Castelle filed a press release regarding its financial results for its fiscal quarter ended September 30, 2003.


     (c) Exhibits


                                                                              Incorporated by Reference
Exhibit                                                                                             Date of     Exhibit   Filed
 Number                        Exhibit Description                       Form        File No.    First Filing   Number   Herewith
                                                                                     --------    ------------   ------    --------

3.1       Registrant's Amended and Restated Articles of Incorporation. SB-2/A     33-99628-LA-   12/8/1995      3.3
3.2       Registrant's Amended and Restated Bylaws.                    10-K       000-22020      12/31/2000     3.2
4.1       Specimen Stock Certificate representing shares of            SB-2/A     33-99628-LA-   12/14/1995     4.1
          Registrant's Common Stock.
10.1*     1995 Non-Employee Directors' Stock Option Plan, as amended,  SB-2/A     111-22020      12/14/1995     10.2
          and form of Director Stock Option Agreement
10.2      Form of Indemnity Agreement between the Registrant and each  SB-2/A     33-99628-LA-   12/8/1995      10.4
          of its directors and executive officers.
10.3      OEM Purchase Agreement dated May 23, 1995, by and between    SB-2/A     33-99628-LA-   12/8/1995      10.7
          the Registrant and SerComm Corporation.
10.4      Distribution Agreement dated February 26, 1990, by and       SB-2/A     33-99628-LA-   12/8/1995      10.8
          between the Registrant and Ingram Micro D Inc.
10.5      Distributor Contract dated June 25, 1991, as amended June    SB-2/A     33-99628-LA-   12/8/1995      10.9
          25, 1991, by and between the Registrant and Tech Data
          Corporation.
10.6      International Distributor Agreement dated February 24, 1994, SB-2/A     33-99628-LA-   12/8/1995      10.12
          by and between the Registrant and Macnica.
10.7*     1988 Equity Incentive Plan, as amended, and form of option   S-8        333-75247      3/29/1999      99.1
          agreement
10.8      International Distributor Agreement dated April 24, 2001 by  10-K       000-22020      3/29/2002      10.11
          and between the Registrant and AMS Limited.
10.9      Commercial Tenant Lease Agreement dated August 16, 2000 by   10-K       000-22020      3/29/2002      10.12
          and among the Registrant and Kyung S. Lee and Ieesun Kim Lee.
10.10*    Summary of Severance Agreements with Named Executive         10-K       000-22020      3/29/2002      10.13
          Officers.
10.11     Employment agreement dated April 22, 2002 by and between the 10-K       000-22020      3/28/2003      10.16
          Registrant and Scott McDonald.
10.12     Form of Executive Severance and Transition Benefits          10-K       000-22020      3/28/2003      10.16
          Agreement dated April 22, 2002 by and between the Registrant and Scott McDonald.
10.13*    2002 Equity Incentive Plan.                                  10-K       000-22020      3/28/2003      10.16
10.14     Loan and Security Agreement dated March 18, 1999 by and      10-K       000-22020      3/28/2003      10.17
          between the Registrant and Silicon Valley Bank.
10.15     Loan Modification Agreement dated March 16, 2003 by and      10-K       000-22020      3/28/2003      10.18
          between the Registrant and Silicon Valley Bank.
10.16     Loan Modification Agreement dated March 15, 2004 by and                                                            X
          between the Registrant and Silicon Valley Bank.                 --           --             --         --
23.1      Consent of PricewaterhouseCoopers LLP, Independent Auditors.    --           --             --         --          X



     * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the twenty-ninth day of March 2004.


                                    By:    /S/ SCOTT C. MCDONALD
                                    --------------------------------------------
                                           Scott C. McDonald
                                           Chief Executive Officer and President



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

Name                                                           Title                                   Date


/S/ SCOTT C. MCDONALD                Chief Executive Officer, President                        March 29, 2004
---------------------                (principal executive officer), Director
Scott C. McDonald

/S/ PAUL CHENG                        Vice President, Finance and Administration,              March 29, 2004
--------------                        Chief Financial Officer (principal accounting officer),
Paul Cheng                            Secretary


/S/ DONALD L. RICH                    Chairman of the Board and Director                       March 29, 2004
------------------
Donald L. Rich

/S/ ROBERT H. HAMBRECHT               Director                                                 March 29, 2004
-----------------------
Robert H. Hambrecht

/S/ ROBERT O. SMITH                   Director                                                 March 29, 2004
-------------------
Robert O. Smith

/S/ PETER R. TIERNEY                  Director                                                 March 29, 2004
--------------------
Peter R. Tierney

                         Report of Independent Auditors




To the Board of Directors and
Shareholders of Castelle

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Castelle and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
San Jose, California
March 29, 2004


Castelle
Consolidated Balance Sheets
(in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                           December 31,
                                                                                ....................................
                                                                                     2003                2002
                                                                                ----------------   -----------------
Assets
Current assets:
    Cash and cash equivalents                                                        $   4,614           $   3,460
    Accounts receivable, net                                                               873                 444
    Inventories                                                                          1,177               1,110
    Prepaid expenses and other current assets                                              134                  88
    Deferred taxes                                                                         380                   -
                                                                                ----------------   -----------------
           Total current assets                                                          7,178               5,102

Property and equipment, net                                                                376                 425
Other assets                                                                               103                 108
Deferred taxes                                                                             146                   -
                                                                                ----------------   -----------------

             Total assets                                                             $  7,803            $  5,635
                                                                                ================   =================

Liabilities and Shareholders' Equity
Current liabilities:
    Current portion of long-term debt                                                  $    16             $    21
    Accounts payable                                                                       314                 359
    Accrued liabilities                                                                  1,759               1,696
    Deferred Revenue                                                                       909                 592
                                                                                ----------------   -----------------
           Total current liabilities                                                     2,998               2,668

Long-term debt, net of current portion                                                      29                  44
                                                                                ----------------   -----------------
           Total liabilities                                                             3,027               2,712
                                                                                ----------------   -----------------

Commitments and contingencies (Note 4)

Shareholders' equity:
    Preferred stock, no par value:
      Authorized:  2,000 shares in 2003 and 2002
      Issued and outstanding:  none in 2003 and 2002                                         -                   -
    Common stock, no par value:
      Authorized:  25,000 shares
      Issued and outstanding: 3,425 shares at December 31, 2003
           and 3,187 shares at December 31, 2002                                        27,258              27,038
    Accumulated deficit                                                                (22,482)            (24,115)
                                                                                ----------------   -----------------
           Total shareholders' equity                                                    4,776               2,923
                                                                                ----------------   -----------------

             Total liabilities and shareholders' equity                               $  7,803            $  5,635
                                                                                ================   =================




                                      F-2
   The accompanying notes are an integral part of these financial statements.


Castelle
Consolidated Statements of Operations
(in thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------

                                                                               Year Ended December 31
                                                               ........................................................
                                                                     2003                2002               2001
                                                               -----------------   -----------------  -----------------

Net sales                                                            $  10,214           $   9,759           $  9,354
Cost of sales                                                            2,485               2,836              3,089
                                                               -----------------   -----------------  -----------------
        Gross profit                                                     7,729               6,923              6,265
                                                               -----------------   -----------------  -----------------

Operating expenses:
    Research and development                                             1,590               1,383              1,805
    Sales and marketing                                                  3,131               3,016              3,588
    General and administrative                                           1,902               1,943              1,335
    Restructuring charge/(recovery)                                          -                 (40)               239
                                                               -----------------   -----------------  -----------------
                                                                         6,623               6,302              6,967
                                                               -----------------   -----------------  -----------------

           Operating income/(loss)                                       1,106                621               (702)

Interest income, net                                                        16                 43                 94
Other income/(expense), net                                                (26)                 1                 17
                                                               -----------------   -----------------  -----------------

Income/(loss) before provision for/(benefit from)
    income taxes                                                         1,096                665               (591)
Provision (benefit) for income taxes                                      (537)                 6                  -
                                                               -----------------   -----------------  -----------------

           Net income/(loss)                                         $   1,633           $    659          $    (591)
                                                               =================   =================  =================

Net income/(loss) per common share - basic                           $    0.50           $   0.15          $   (0.12)
                                                               =================   =================  =================

Net income/(loss) per common share - diluted                         $    0.39           $   0.14          $   (0.12)
                                                               =================   =================  =================

Shares used in per share calculation - basic                             3,254              4,539              4,744
                                                               =================   =================  =================

Shares used in per share calculation - diluted                           4,186              4,586              4,744
                                                               =================   =================  =================

                                      F-3
   The accompnaying notes are an integral part of these financial statements.


Castelle
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2003, 2002 and 2001
(in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                              Common Stock           Deferred    Accumulated
                                                        ..........................
                                                          Shares        Amount     Compensation    Deficit       Total
                                                        ------------  ------------ ------------- ------------ ------------
Balances, December 31, 2000                                  4,741     $  28,976       $   (17)   $ (24,183)    $  4,776
    Issuance of common stock through
      exercise of stock options                                  4             1             -            -            1
    Deferred compensation related to options issued to           -             4            (4)           -            -
    consultant
    Revaluation of options issued to consultants                              (4)            4                         -
    Amortization of deferred compensation                        -             -            16            -           16
    Net loss                                                     -             -             -         (591)         591

                                                        ------------  ------------ ------------- ------------ ------------
Balances, December 31, 2001                                  4,745        28,977            (1)      (24,774)      4,202
                                                        ============  ============ ============= ============ ============

    Issuance of common stock through
      exercise of stock options                                 61            38             -            -           38
    Repurchase and cancellation of common stock             (1,619)       (1,977)                         -       (1,977)
    Amortization of deferred compensation                        -             -             1            -            1
    Net                                                          -             -             -           659         659
    income

                                                        ------------  ------------ ------------- ------------ ------------
Balances, December 31, 2002                                  3,187        27,038             -       (24,115)      2,923
                                                        ============  ============ ============= ============ ============
    Issuance of common stock through
      exercise of stock options                                285           268             -            -          268
    Repurchase and cancellation of common stock                (47)          (48)                         -          (48)
    Net                                                          -             -             -         1,633       1,633
    income

                                                        ------------  ------------ ------------- ------------ ------------
Balances, December 31, 2003                                  3,425     $  27,258        $    -    $ (22,482)    $  4,776
                                                        ============  ============ ============= ============ ============


                                      F-4
   The accompanying notes are an integral part of these financial statements.


Castelle
Consolidated Statements of Cash Flows
Years Ended December 31,2003, 2002 and 2001
(in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                 Year Ended December 31,
                                                                   ....................................................
                                                                        2003              2002              2001
                                                                   ----------------  ----------------  ----------------
Cash flows from operating activities:
    Net income/(loss)                                                 $     1,633         $     659       $     (591)
    Adjustments to reconcile net income/(loss) to
      net cash provided by  operating activities:
        Depreciation and amortization                                         213               206              230
        Provision for doubtful accounts and sales returns                       5               (21)              59
        Write-downs of excess and obsolete inventory                         (167)             (105)             148
        Deferred taxes                                                       (526)                -                -
        Compensation expense related to grant of stock options                  -                 1               16
        Loss on disposal of fixed assets                                        -                 1               44
        Changes in assets and liabilities:
           Accounts receivable                                               (434)              257            1,344
           Inventories                                                        100               (79)             289
           Prepaid expenses and other current assets                          (41)               42               79
           Other assets                                                         -                 -               (6)
           Accounts payable                                                   (45)               79             (734)
           Accrued liabilities                                                 63              (306)            (193)
           Deferred revenue                                                   317               148              (42)
                                                                   ----------------  ----------------  ----------------
             Net cash provided by operating activities                      1,118               882              643
                                                                   ----------------  ----------------  ----------------

Cash flows from investing activities:
    Acquisition of property and equipment                                   ( 164)              (34)            (105)
                                                                   ----------------  ----------------  ----------------
             Net cash used in investing activities                           (164)              (34)            (105)
                                                                   ----------------  ----------------  ----------------

Cash flows from financing activities:
    Return of restricted cash                                                   -                 -               125
    Issuance/(repayment) of notes payable                                     (20)              (17)               11
    Repurchase of common stock                                                (48)           (1,977)                -
    Proceeds from issuance of common stock                                    268                38                 1
                                                                   ----------------  ----------------  ----------------
             Net cash provided by/(used in) financing activities              200            (1,956)              137
                                                                   ----------------  ----------------  ----------------

Net increase/(decrease) in cash and cash equivalents                        1,154            (1,108)              675

Cash and cash equivalents, beginning of period                              3,460             4,568             3,893
                                                                   ----------------  ----------------  ----------------
Cash and cash equivalents, end of period                               $    4,614        $    3,460         $   4,568
                                                                   ================  ================  ================

Supplemental information:
    Cash paid during the period for:
      Interest                                                          $       9          $     10          $     12
    Noncash investing and financing activities:
      Note payable for fixed asset acquisition                          $       -          $      -          $     25



                                      F-5
   The accompanying notes are an integral part of these financial statements.

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.     Business and Organization of the Company

       Castelle develops, manufactures, markets and supports office automation systems that allow organizations to easily implement faxing and printing over local area networks and the Internet. Castelle's FaxPress and FaxPress Premier fax servers provide simple ways to integrate fax with email, desktop and back-end applications. The Company also provides LANpress print servers, which enable users to locate printers anywhere on the network, and the InfoPress information-on-demand software suite.

       The Company distributes its products primarily through a two-tier domestic and international distribution network, with its distributors selling Castelle's products to value-added resellers, system integrators, e-commerce retailers and other resellers in the United States, Europe and the Pacific Rim. The Company also has relationships with selected original equipment manufacturers and sells software enhancements and upgrades directly to end-users.

       The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated capital requirements for the next 12 months. If the Company has a need for additional capital resources, it may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's existing and new products, if any, and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives

       In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. The Company's three largest distributors accounted for 57%, 56% and 55% of the Company's sales in 2003, 2002 and 2001, respectively.

2.       Summary of Significant Accounting Policies

       Use of estimates in preparation of financial statements
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Basis of presentation
       Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

       Principles of consolidation
       The consolidated financial statements include the accounts of Castelle and its wholly owned subsidiaries in the United States and the United Kingdom. All intercompany balances and transactions have been eliminated.

       Financial instruments
       Cash equivalents consist of highly liquid investments with original or remaining maturities of three months or less when purchased.

       Carrying amounts of financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities included in the Company's financial statements approximate fair value due to their short maturities.

       Concentrations of credit risk
       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash equivalents. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers' financial condition. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. Three customers accounted for 69%, 68% and 72% of accounts receivable at December 31, 2003, 2002 and 2001, respectively. The same three customers accounted for 57%, 56% and 55% of the Company's total sales in 2003, 2002 and 2001, respectively. Although the Company does not require collateral on certain accounts receivable on sales to large, well-established companies, it does require prepayments on certain sales to foreign and smaller companies.

       With respect to cash equivalents, the Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.

       Inventories and related write-downs for excess and obsolete inventory Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventories have also been written down for excess and obsolete inventories. The write-downs are based on management's review of inventories on hand, compared to management's assumptions about future demand, market conditions and anticipated timing of the release of product upgrades or next generation products. If actual market conditions for future demand are less favorable than those projected by us or if product upgrades or next generation products are released earlier than anticipated, additional inventory write-downs may be required.

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

       Accounting for long-lived assets
       The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to undiscounted future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

     Revenue recognition
     Castelle recognizes revenue based on the provisions of Staff Accounting Bulletin No. 104 "Revenue Recognition" and Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists."

       Product revenue is recognized upon shipment if a signed contract or purchase order exists, the fee is fixed or determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Shipment generally occurs and title and risk of loss is transferred when the product is delivered to a common carrier.

       The Company enters into agreements with some of its distributors that permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. End-user customers who purchase products directly from Castelle also have limited return rights, which expire 30 days from product shipment. Revenues subject to stock rotation or other return rights are reduced by management's estimates of anticipated exchanges and returns. Castelle establishes its returns allowance for distributors and direct end-user customers based on historic return rates.

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

       Advertising costs
       Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $345,000, $193,000 and $446,000 in 2003, 2002 and
       2001, respectively.

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

       Income taxes

       The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. The company establishes a valuation allowance to the extent that all or some portion of the deferred tax assets more likely than not will not be recoverable against future taxable income.

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

       Net income/(loss) per share
       Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding for that period. Diluted net income/(loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options.

       Basic and diluted net income/(loss) per share are calculated as follows for 2003, 2002 and 2001 (in thousands except per share amounts):

                                                                      2003              2002              2001
                                                                 ---------------   ----------------  ----------------
       Basic:
          Weighted average shares                                       3,254              4,539              4,744
                                                                 ===============   ================  ================
          Net income/(loss)                                           $ 1,633            $   659          $    (591)
                                                                 ===============   ================  ================
          Net income/(loss) per share                                 $  0.50            $  0.15          $   (0.12)
                                                                 ===============   ================  ================

       Diluted:
          Weighted average shares                                       3,254              4,539              4,744
          Common equivalent shares from stock options                     932                 47                  -
                                                                 ---------------   ----------------  ----------------
          Shares used in per share calculation                          4,186              4,586              4,744
                                                                 ===============   ================  ================
          Net income/(loss)                                           $ 1,633            $    659         $    (591)
                                                                 ===============   ================  ================
          Net income/(loss) per share                                 $  0.39            $   0.14         $   (0.12)
                                                                 ===============   ================  ================

       The calculation of diluted shares outstanding excludes 120,000, 1,153,000 and 901,000 shares of common stock for the years ended December 31, 2003, 2002, and 2001 respectively, as their effect was antidilutive in the period.

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

       Had compensation costs been determined consistent with SFAS No. 123, the Company's net income or loss would have been changed to the amounts indicated below for the years ended December 31 (in thousands, except per share data):

                                                                         2003           2002           2001
                                                                    --------------- -------------- -------------

       Net income/(loss) - as reported                                   $  1,633        $   659      $  (591)
       Fair value of stock-based compensation                                (433)          (176)         (65)
                                                                    --------------- -------------- -------------
       Net income/(loss) - pro forma                                     $  1,200        $   483      $  (656)
                                                                    =============== ============== =============

       Net income/(loss) per share - basic - as reported                  $  0.50        $   0.15     $ (0.12)
       Net income/(loss) per share - diluted - as reported                $  0.39        $   0.14     $ (0.12)
       Net income/(loss) per share - basic - pro forma                    $  0.37        $   0.11     $ (0.14)
       Net income/(loss) per share - diluted - pro forma                  $  0.29        $   0.11     $ (0.14)
       Stock-based compensation included in net income/(loss), as
       reported                                                           $     -        $      1     $    16

       The Company accounts for stock-based compensation arrangements with non-employees in accordance with Emerging Issues Task Force ("EITF") Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, unvested options held by non-employees are subject to revaluation at each balance sheet date based on the then current fair market value.

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

       Recent accounting pronouncements
       In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this interpretation has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

       In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. While the effective date of certain elements of SFAS No. 150 has been deferred, the Company does not expect the adoption of SFAS No. 150 to have a material impact upon its financial position, cash flows or results of operations.

       In December 2003, the FASB issued a revised FASB interpretation No. 46 (FIN 46R), "Consolidation for Variable Interest Entities, and interpretation of ARB No. 51" The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest Entity refers to an entity subject to consolidation according to the provisions of the Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity's financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for the Company's fiscal 2004 first quarter. The Company does not expect the adoption of FIN 46R to have a material impact on the Company's financial position or results of operations.


3.     Balance Sheet Detail (in thousands)

       Accounts Receivable, net:

                                                                                  December 31,
                                                                        ..................................
                                                                             2003              2002
                                                                        ----------------  ----------------

              Accounts receivable                                           $  1,354          $   1,149
              Less: sales returns                                               (442)              (634)
              Less: allowance for doubtful accounts                              (39)               (71)
                                                                        ----------------  ----------------

                 Total accounts receivable, net                              $   873           $    444
                                                                        ================  ================

       Inventories:

                                                                                  December 31,
                                                                        ..................................
                                                                             2003              2002
                                                                        ----------------  ----------------

              Raw material                                                  $    610          $    493
              Work in process                                                      -               179
              Finished goods                                                     567               438
                                                                        ----------------  ----------------

                 Total inventories                                          $  1,177          $  1,110
                                                                        ================  ================


       Property and equipment:

                                                                                  December 31,
                                                                        ..................................
                                                                             2003              2002
                                                                        ----------------  ----------------

              Production, test and demonstration equipment                   $   420           $   353
              Computer equipment                                               1,175             1,112
              Office equipment                                                   100                82
              Leasehold improvements                                             442               436
                                                                        ----------------  ----------------
                                                                               2,137             1,983
              Less accumulated depreciation and amortization                  (1,761)           (1,558)
                                                                        ----------------  ----------------

                 Total property and equipment                                $   376           $   425
                                                                        ================  ================


              The Company recorded depreciation and amortization related to property and equipment of $213,000, $206,000 and $230,000 in 2003,
              2002 and 2001, respectively.

              As of December 31, 2003 and 2002, the Company had $100,000 of equipment under capital leases. Accumulated depreciation and amortization associated with these capital leases was $65,000 and $42,000 at December 31, 2003 and 2002, respectively.

       Accrued liabilities:

                                                                                  December 31,
                                                                        ..................................
                                                                             2003              2002
                                                                        ----------------  ----------------

              Accrued compensation                                          $    484          $    351
              Accrued sales and marketing                                        378               377
              Accrued professional fees                                          136               190
              Other accruals                                                     761               778
                                                                        ----------------  ----------------

                 Total accrued liabilities                                  $  1,759           $ 1,696
                                                                        ================  ================

4.     Commitments and Contingencies

       Lease Commitments
       The Company has entered into a noncancelable operating lease that expires in 2005 and other capital leases that expire at various dates ending in 2006, and is responsible for certain maintenance costs, taxes and insurance under the leases. The lease on the Company's headquarters facility has a term of 5 years, expiring in December 2005 with one conditional three-year option, which if exercised would extend the lease to December 2008 commencing with rent at ninety-five percent of fair market value. Future minimum payments under noncancelable operating leases are as follows (in thousands):

              Year Ended December 31,
                    2004                                                           $   269
                    2005                                                               263
                                                                            ----------------
                                                                                   $   532
                                                                            ================


       Rent expense, including the facility lease and equipment rental, was $288,000, $298,000, and $360,000 for 2003, 2002 and 2001, respectively.

       The Company leases certain of its equipment under various capital leases that expire at various dates through 2006. The lease agreements frequently include renewal and escalation clauses and purchase provisions and require the Company to pay taxes, insurance and maintenance costs. As of December 31, 2003, the Company had loan and security agreements for an aggregate value of $100,000, which are subject to interest rates of 12.5% to 12.8%. As of December 31, 2003, future minimum lease payments are as follows (in thousands):

              Year Ended December 31,
                    2004                                                            $   20
                    2005                                                                18
                    2006                                                                15
                                                                            ----------------
                 Total minimum lease payments                                           53
              Less amount representing interest                                         (8)
                                                                            ----------------
                 Present value of capital lease obligations                             45
              Less current portion                                                     (16)
                                                                            ----------------
                 Long-term portion of capital lease obligations                     $   29
                                                                            ================

       Product Warranties and Guarantor Arrangements
       The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and an estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company's warranty liability during 2003 is as follows (in thousands):


              Warranty accrual at the beginning of the year                     $   34
              Accruals for warranties issued during the year                        15
              Settlements made in kind during the year                             (25)
                                                                        ----------------
              Warranty accrual at the end of the year                           $   24
                                                                        ================


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


5.     Bank Borrowings

       The Company has a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2005, pursuant to which the Company may borrow 100% against pledges of cash at the bank's prime rate (4% at December 31, 2003). Borrowings under this line of credit agreement are collateralized by all of the assets of the Company. Under the agreement, the Company must comply with certain financial and other covenants. As of December 31, 2003, the Company has not drawn down on the line of credit, was in compliance with these covenants and has no borrowings outstanding under the line of credit.

6.       Common Stock

       Stock Repurchase Program
       In the fourth quarter of 2002, the Company's Board of Directors authorized the Company, from time to time, to repurchase at market prices, up to $2.25 million of its common stock for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at the discretion of the management of the Company. No time limit was set for the completion of this program. At the time of the approval by the Board of Directors, the Company had approximately 4.8 million shares of common stock outstanding. During the fourth quarter of 2002, the Company repurchased from open market and negotiated transactions a total of approximately 1.62 million shares for approximately $1.8 million, at an average per share price of $1.10. During the first quarter of 2003, the Company repurchased from open market transactions a total of 46,500 shares for $48,000, at an average per share price of $1.04. The Company did not repurchase any of its common stock during the rest of 2003. The Company intends to continue to execute its buyback program as it deems necessary.

       2002 Equity Incentive Plan
       In December 2002, the shareholders of the Company approved the adoption of the 2002 Equity Incentive Plan ("2002 Plan"). A total of 850,000 shares of common stock have been reserved for issuance under the 2002 Plan. The 2002 Plan provides for awards to employees, directors, consultants and independent advisors. The adoption of the 2002 Plan was necessitated by the use or expiration of all but an insignificant amount of authorized shares under the prior option plans, (the 1995 Non-employee Directors' Stock Option Plan ("Directors Plan") and the 1988 Incentive Stock Plan ("1988 Plan")). Under the 2002 Plan, the Board of Directors may grant either the right to purchase shares or options to purchase shares of the Company's common stock at prices not less than the fair market value at the date of grant for incentive stock options and 85% of the fair market value at the date of grant for non-qualified options and purchase rights. Options granted under the 2002 Plan as well as those granted under the prior option plans generally become exercisable, and the Company's right to repurchase shares issued and sold pursuant to stock purchase rights generally lapses, at a rate of one-quarter of the shares under option or purchased under stock purchase rights at the end of the first year and thereafter ratably over the next three years. Awards under the 2002 Plan and the prior option plans generally expire seven years from the date of grant. No additional option grants will be made under any prior option plan. As of December 31, 2003, 305,000 options have been granted under the 2002 Plan, while 1.3 million options are outstanding under the prior plans.

       The following table summarizes option activity under the Company's stock option plans (in thousands):

                                                   Outstanding Options
                                                                                            Weighted
                                                                                             Average
                                                     Available           Number             Exercise
                                                     for Grant         Outstanding            Price
                                                 ------------------ ------------------  ------------------

                Balances, January 1, 2001                     370             1,313           $1.11
                Options granted                              (156)              156           $0.79
                Options cancelled                              61               (61)          $1.11
                Options exercised                               -                (4)          $0.20
                                                 ------------------ ------------------  ------------------

                Balances, December 31, 2001                   275             1,404           $1.08
                Options granted                              (405)              405           $0.71
                Options cancelled                             151              (175)          $1.08
                Options expired                               (21)                -
                Options exercised                               -               (61)          $0.63
                                                 ------------------ ------------------  ------------------

                Balances, December 31, 2002                     -             1,573           $1.00
                Additional shares reserved                    850                 -
                Options granted                              (305)              305           $2.94
                Options cancelled                               1                (3)          $2.05
                Options exercised                               -              (285)          $0.94
                                                 ------------------ ------------------  ------------------

                Balances, December 31, 2003                   546             1,590           $1.38
                                                 ================== ==================  ==================


       At December 31, 2003, 2002 and 2001, 1,078,000, 1,087,000 and 1,035,000
       options, respectively, were exercisable at a weighted average exercise price of $1.15, $1.10 and $1.12, respectively.

       Options to purchase common stock outstanding and currently exercisable by exercise price at December 31, 2003, are as follows (in thousands, except years and per share data):

                               Options Outstanding                                 Options Exercisable
       ....................................................................  .................................
                                             Weighted
                                              Average         Weighted                           Weighted
           Range of                          Remaining         Average                            Average
           Exercise          Number         Contractual       Exercise           Number          Exercise
                 Prices Outstanding Life Price Exercisable Price
       ----------------- ---------------- ---------------- ----------------  ---------------- ----------------

         $0.00-$0.50                 10         5.3             $0.34                    10        $0.34
         $0.51-$0.75                287         5.1             $0.69                    86        $0.69
         $0.76-$1.00                635         2.7             $0.92                   598        $0.93
         $1.01-$1.25                 97         4.5             $1.12                    91        $1.12
         $1.26-$1.50                 72         3.0             $1.32                    65        $1.33
         $1.51-$2.00                178         1.8             $1.64                   178        $1.64
         $2.01-$2.50                 41         5.9             $2.38                     7        $2.37
         $2.51-$3.00                165         6.7             $2.77                    43        $2.80
         $3.01-$4.00                105         6.6             $3.40                     -          -
                         ----------------                                    ----------------
                                  1,590         3.9             $1.38                 1,078        $1.15
                         ================                                    ================

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 2003, 2002 and 2001:

                                                              2003                2002               2001
                                                       ------------------- ------------------- -----------------
       Risk-free interest rate                            3.32%-4.48%          3.86%-5.43%       4.22%-5.25%
       Expected life                                       4.1 years           6.9 years          7.0 years
       Expected dividends                                      -                   -                  -
       Volatility                                             201%                146%               355%

       The weighted average fair value of options granted in 2003, 2002 and 2001 was $2.95, $0.71 and $0.67 per share, respectively.

       Option Grants to Non-employees
       In addition to the options granted under the plans detailed above, Castelle has granted options to purchase common stock to consultants under special arrangements.

       During the year ended December 31, 2001, the Company granted 3,000 options to non-employees. There were no grants to non-employees in 2002 and 2003. Under EITF 96-18, the unvested options are revalued at each balance sheet date to reflect their current fair value. Compensation expense is reflected in results of operations over the vesting period. In connection with its grant of options to non-employees, the Company recorded charges of $1,000 and $16,000 in 2002 and 2001, respectively, and nothing in 2003.

       Options to purchase 27,000, 33,000 and 35,000 shares of common stock were held by non-employees at December 31, 2003, 2002 and 2001, respectively, of which 27,000, 33,000 and

       35,000 were exercisable for aggregate total exercise proceeds of $44,000, $50,000 and $52,000, respectively.

7.     Income Taxes

       The provision (benefit) for income taxes is as follows
      (amounts in thousands):


                                                                             Years Ended December 31,
                                                                     2003              2002              2001

             Current
                Federal                                                $     5                 -                -
                State                                                        1                 6                -
                                                                ----------------  ----------------  ---------------
                Total Current                                          $     6          $      6                -
             Deferred
                Federal                                                $ (464)                 -                -
                State                                                     (79)                 -                -
                                                                ----------------  ----------------  ---------------
                Total Deferred                                         $ (543)                 -                -

                                                                ----------------  ----------------  ---------------
             Total provision (benefit) for income taxes                $ (537)          $      6                -
                                                                ================  ================  ===============


       The Company's tax provision (benefit) differs from the provision computed using statutory income tax rates as follows (in thousands):

                                                                        2003            2002           2001
                                                                   ---------------- -------------- --------------

        Federal tax provision/(benefit) at statutory rate             $  386          $ 248          $ (201)
        Alternative minimum tax                                            5              -               -
        Permanent difference due to
           non-deductible expenses                                        12              7               8
        State taxes provision/(benefit), net of federal benefit            1              6              (7)
        Utilization of net operating loss carryovers                    (187)          (122)              -
        Change in valuation allowance                                   (694)           (65)            258
        General business credits                                         (60)           (68)            (58)
                                                                   ---------------- -------------- --------------
                                                                      $ (537)         $   6          $    -
                                                                   ================ ============== ==============

       The components of the net deferred tax assets are as follows (in thousands):

                                                                                     December 31,
                                                                          ...................................
                                                                               2003               2002
                                                                          ----------------  -----------------

               Inventory allowances and adjustments                               $   77             $  131
               Accounts receivable allowances                                         16                 28
               Other liabilities and allowances                                      526                567
               Net operating loss carryforwards                                    4,584              4,727
               Tax credit carryforwards                                            1,615              1,825
               Depreciation and amortization                                         396                411
               Valuation allowance                                                (6,688)            (7,689)
                                                                          ----------------  -----------------

                    Total net deferred tax assets                                 $  526              $   -
                                                                          ================  =================

       Significant management judgment is required in determining the provision for income taxes, and in particular, any valuation allowance recorded against the Company's deferred tax assets. During 2003, the Company recorded a tax benefit of $537,000, which included a $526,000 reduction in the valuation allowance. This portion of the valuation allowance was reversed because the Company determined that it is more likely than not that certain future tax benefits will be realized as a result of projected future income. This determination was principally based on cumulative profitability of the Company over the past 10 quarters and projected future taxable income expected to be generated by the Company.

       At December 31, 2003, the Company had net operating loss carryforwards of approximately $12,868,000 and $3,583,000 available to offset future federal and California taxable income, respectively. These loss carryforwards will expire in varying amounts beginning in 2004 through 2021. In addition, at December 31, 2003, the Company had Federal and California Research and Development credit carryforwards of approximately $1,125,000 and $734,000, respectively. These credits expire in varying amounts beginning in 2007.

       For federal and state income tax purposes, the amount of benefit from the Company's net operating loss and credit carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three year period.

       The Company's profit (loss) before provision for income taxes for all periods presented was derived substantially from domestic operations.


8.     Retirement Plan

       The Company has a voluntary 401(k) plan covering substantially all employees. The plan provides for employer contributions at the discretion of the Board of Directors. In 2003, 2002 and 2001, the Company made no contributions to the plan.

9.     Major Customers and Segment Information

       Revenues by geographic area are determined by the location of the customer and are summarized as follows (in thousands):

                                                                             Years Ended December 31,
                                                                ...................................................
                                                                     2003              2002              2001
                                                                ----------------  ----------------  ---------------

             United States                                            $  8,256          $  7,699         $  7,047
             Europe                                                        704               826              960
             Pacific Rim                                                   883               887            1,026
             Rest of Americas, excluding United States                     371               347              321
                                                                ----------------  ----------------  ---------------

                Total revenues                                       $  10,214          $  9,759         $  9,354
                                                                ================  ================  ===============


       Customers that individually accounted for greater than 10% of net sales are as follows (in thousands):

                                                            Years Ended December 31,
                          ..............................................................................................
                                      2003                             2002                            2001
           Customer          Amount        Percentage         Amount        Percentage         Amount       Percentage
       -----------------  -------------- ---------------  --------------- ---------------  --------------- -------------

              A               $  2,200        22%              $  2,657        26%              $  2,591       28%
              B               $  2,899        28%              $  2,257        22%              $  1,635       18%
              C                      *          *                     *         *               $    915       10%

*In 2003 and 2002, this customer was responsible for less than 10% of net sales


10.    Restructuring

       In April 2001, in response to the continuing economic slowdown and decrease in demand for the Company's products, the Company terminated 17 regular, temporary and contractor positions, which constituted approximately 25% of the Company's workforce. The restructuring included an asset write-off and other direct expenses associated with the consolidation of operations in the United Kingdom and El Dorado Hills, California.

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

11.    Litigation

        From time to time and in the ordinary course of business, the Company is involved in various legal proceedings and third party assertions of patent or trademark infringement claims against the Company in the form of letters and other forms of communication. The Company is not currently involved in any litigation which, in management's opinion, would have a material adverse effect on its business, operating results, cash flows or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to the Company's business in the future.


Castelle                                                             Schedule II
Valuation and Qualifying Accounts
(in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                             Additions
                                                          Balance at        Charged to                          Balance at
                                                           Beginning         Costs and                            End of
                                                           of Period         Expenses         Deductions          Period
                                                        ----------------  ----------------  ----------------  ----------------

Year Ended December 31, 2001:
Deducted from asset accounts:
    Allowance for doubtful accounts                             $   175            $   59          $  (138)           $    96
    Write-downs for excess and obsolete inventory               $   366            $  148          $     4            $   518
    Valuation allowance for deferred tax asset                  $ 7,717            $  229          $     -            $ 7,946

Year Ended December 31, 2002:
Deducted from asset accounts:
    Allowance for doubtful accounts                             $    96            $  (21)          $   (5)           $    70
    Write-downs for excess and obsolete inventory               $   518            $    -           $ (202)           $   316
    Valuation allowance for deferred tax asset                  $ 7,946            $    -           $ (257)           $ 7,689

Year Ended December 31, 2003:
Deducted from asset accounts:
    Allowance for doubtful accounts                             $    70            $    5          $   (36)           $    39
    Write-downs for excess and obsolete inventory               $   316            $   66          $  (186)           $   196
    Valuation allowance for deferred tax asset                  $ 7,689            $    -          $(1,001)           $ 6,688

Castelle

--------------------------------------------------------------------------------
  Exhibit
   Number       Description
     10.16      Loan Modification Agreement with Silicon Valley Bank
     23.1       Consent of Independent Auditors