Form 10-Q
period 2004-03-31
CASTELLE \CA\
filed 2004-05-11
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of Common Stock outstanding as of April 30, 2004 was 3,561,391.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes __ No  |X|

                                    CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS
                                                                           PAGE
PART I.    FINANCIAL INFORMATION

     Item 1.    Unaudited Condensed Consolidated Financial Statements:

                Condensed Consolidated Balance Sheets                         2

                Condensed Consolidated Statements of Operations               3

                Condensed Consolidated Statements of Cash Flows               4

                Notes to Condensed Consolidated Financial Statements          5

     SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS                              12

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    13

     Item 3Quantitative and Qualitative Disclosures About Market Risk        25

     Item 4Controls and Procedures                                           25


PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings                                            26

     Item 2.    Changes in Securities and Use of Proceeds                    26

     Item 3.    Defaults Upon Senior Securities                              26

     Item 4.    Submission of Matters to a Vote of Security Holders          26

     Item 5.    Other Information                                            26

     Item 6.    Exhibits and Reports on Form 8-K                             26

                Signatures                                                   28

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

                Exhibit 32.2 - Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                of 2002                                                     E-4

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    CASTELLE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                      March 31, 2004         December 31, 2003

                                                                  ----------------------   --------------------
Assets:
   Current assets:
     Cash and cash equivalents                                             $   4,368               $  4,614
     Accounts receivable, net of allowance for doubtful accounts
        of $37 and $39, respectively                                           1,252                    873
     Inventories                                                               1,217                  1,177
     Prepaid expenses and other current assets                                   243                    134
     Deferred taxes                                                              282                    380
                                                                  ----------------------   --------------------
        Total current assets                                                   7,362                  7,178
   Property and equipment, net                                                   329                    376
   Other non-current assets                                                      103                    103
   Deferred taxes, non-current                                                   146                    146
                                                                  ----------------------   --------------------
        Total assets                                                        $  7,940               $  7,803
                                                                  ======================   ====================

Liabilities and Shareholders' Equity:
   Current liabilities:
     Long-term debt, current portion                                        $     14               $     16
     Accounts payable                                                            286                    314
     Accrued liabilities                                                       1,612                  1,759
     Deferred revenue                                                            957                    909
                                                                  ----------------------   --------------------
        Total current liabilities                                              2,869                  2,998
         Long term debt, net of current portion                                   25                     29
                                                                  ----------------------   --------------------
        Total liabilities                                                      2,894                  3,027
                                                                  ----------------------   --------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding: 3,551 and 3,425, respectively                 27,381                 27,258
     Accumulated deficit:                                                    (22,335)               (22,482)
                                                                  ----------------------   --------------------
        Total shareholders' equity                                             5,046                  4,776
                                                                  ----------------------   --------------------
        Total liabilities and shareholders' equity                          $  7,940               $  7,803
                                                                  ======================   ====================

          See accompanying notes to consolidated financial statements.


                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                              Three months ended
                                                     ......................................
                                                       March 31, 2004      March 31, 2003
                                                     -----------------   ------------------

 Net sales                                                $  2,558            $   2,500
 Cost of sales                                                 639                  697
                                                     -----------------   ------------------
     Gross profit                                            1,919                1,803
                                                     -----------------   ------------------

 Operating expenses:
     Research and development                                  414                  355
     Sales and marketing                                       794                  735
     General and administrative                                465                  457
                                                     -----------------   ------------------
        Total operating expenses                             1,673                1,547
                                                     -----------------   ------------------
 Income from operations:                                       246                  256

     Interest income, net                                        3                    4
     Other expense, net                                         (4)                 (15)
                                                     -----------------   ------------------
 Income before provision for income taxes                      245                  245
     Provision for income taxes                                 98                    2
                                                     -----------------   ------------------
 Net income                                               $    147            $     243
                                                     =================   ==================

 Earnings per share:
    Net income per common share - basic                     $ 0.04              $  0.08
    Net income per common share - diluted                   $ 0.03              $  0.06

    Shares used in per share calculation - basic             3,499                3,200
    Shares used in per share calculation - diluted           4,450                3,828

          See accompanying notes to consolidated financial statements.


                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                               Three months ended
                                                       ......................................
                                                                     March 31, 2004      March 31, 2003
                                                                   -----------------   ------------------
Cash flows from operating activities:
   Net income                                                            $    147           $     243
   Adjustment to reconcile net income to net cash provided
    by/(used in) operating activities:
     Depreciation and amortization                                             52                  57
     Provision for doubtful accounts and sales returns                        (15)               (143)
     Provision for excess and obsolete inventory                             (143)                 (5)
     Loss on disposal of fixed assets                                           1                   -
     Changes in assets and liabilities:
      Accounts receivable                                                    (364)                (73)
      Inventories                                                             103                 152
      Deferred taxes                                                           98                   -
      Prepaid expenses and other current assets                              (109)               (113)
      Accounts payable                                                        (28)                (77)
      Accrued liabilities                                                    (147)                (86)
      Deferred revenue                                                         48                  64
                                                                   -----------------   ------------------
        Net cash provided by/(used in) operating activities                  (357)                 19
                                                                   -----------------   ------------------

Cash flows from investing activities:
   Acquisition of equipment                                                    (6)                (90)
                                                                   -----------------   ------------------
           Net cash used in investing activities                               (6)                (90)
                                                                   -----------------   ------------------

Cash flows from financing activities:
   Repayment of long-term debt                                                 (6)                 (5)
   Proceeds from exercise of options                                          123                  21
   Repurchase of  common stock                                                  -                 (49)
                                                                   -----------------   ------------------
        Net cash provided by/(used in) financing activities                   117                 (33)


Net decrease in cash and cash equivalents                                    (246)               (104)

Cash and cash equivalents at beginning of period                            4,614               3,460
                                                                   -----------------   ------------------
Cash and cash equivalents at end of period                                $ 4,368             $ 3,356
                                                                   =================   ==================

          See accompanying notes to consolidated financial statements.

                                    CASTELLE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements include the accounts of Castelle and its wholly-owned subsidiary in the United Kingdom. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated have been included. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying condensed consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2003. The condensed balance sheet data as of December 31, 2003 was derived from our audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of results that we expect for any future period, or for the entire year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated capital requirements for the next 12 months. If we have a need for additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products, if any, and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in us not being able to achieve our long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to our shareholders.

     In addition, because we are dependent on a small number of distributors for a significant portion of the sales of our products, the loss of any of our major distributors or their inability to satisfy their payment obligations to us could have a significant adverse effect on our business, operating results and financial condition. In the first three months of 2004 and 2003, Ingram Micro and Tech Data, our two largest distributors, collectively represented approximately 49% and 51% of our net sales, respectively.

     We do not currently have any material long-term supply contracts with any of our manufacturing subcontractors or component suppliers. We purchase finished products and components on a purchase order basis. We own all engineering, sourcing documentation, functional test equipment and tooling used in manufacturing our products and believe that we could shift product assembly to alternate suppliers if necessary. Certain key components of our products, including a modem chip set from Conexant, microprocessors from Motorola, integrated circuits from Intel and Kendin, are currently available from single sources. Other components of our products are currently available from only a limited number of sources. In addition, certain manufacturers have announced the end-of-life of certain standard off-the-shelf components which are being used by us in the manufacture of our FaxPress Products. However, we have purchased what we believe to be at least two years worth of supplies of these end-of-life components in an effort to guarantee an uninterrupted supply of FaxPress Products to our customers for the next two years, while we decide whether to re-engineer our Products with the manufacturers' suggested replacement parts, or develop new replacement products.

2.       Revenue Recognition:

     We recognize revenue based on the provisions of Staff Accounting Bulletin No. 104 "Revenue Recognition" and Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists."

     Product revenue is recognized upon shipment if a signed contract or purchase order exists, the fee is fixed or determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Shipment generally occurs and title and risk of loss is transferred when the product is delivered to a common carrier.

     We enter into agreements with some of our distributors that permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. Customers who purchase products directly from us also have limited return rights, which expire 30 days from product shipment. Revenues subject to stock rotation or other return rights are reduced by our estimates of anticipated exchanges and returns. We establish our returns allowance for distributors and direct customers based on historic return rates.

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

     We recognize revenue from support or maintenance contracts, including extended warranty and support programs, ratably over the period of the contract.

     We recognize royalty income on the sale of LANpress products by a Japanese distributor. Royalties are recognized when the products are sold by the distributor to its end customer.

3.       Net Income Per Share:

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for such period. Diluted net income per share reflects the potential dilution from the exercise or conversion of other securities into common stock that were outstanding during the period. Diluted net income per share excludes shares that are potentially dilutive if their effect is antidilutive. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options.

     Basic and diluted net income per share is calculated as follows for the first quarters of 2004 and 2003 (in thousands, except per share amounts):


                                                                              Three Months Ended
                                                                        March 31, 2004      March 31, 2003
                                                                   ----------------------------------------
       Basic:
          Weighted average common shares outstanding                           3,499              3,200
                                                                  ========================================
          Net income                                                          $  147            $   243
                                                                  ========================================
          Net income per common share - basic                                 $ 0.04            $  0.08
                                                                  ========================================

       Diluted:
          Weighted average common shares outstanding                           3,499              3,200
          Common equivalent shares from stock options                            951                628
                                                                  ----------------------------------------
          Shares used in per share calculation - diluted                       4,450              3,828
                                                                  ========================================
          Net income                                                          $  147            $   243
                                                                  ========================================
          Net income per common share - diluted                               $ 0.03            $  0.06
                                                                  ========================================


     The calculation of diluted shares outstanding for the three months ended March 31, 2004 excludes 10,000 shares of common stock issuable upon exercise of outstanding stock options, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the three months ended March 31, 2003 excludes 1,558,000 shares of common stock issuable upon exercise of outstanding stock options as their effect was antidilutive in the period.

4.       Stock-Based Compensation

     We account for our stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured by the excess of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.

     Had compensation costs been determined consistent with SFAS No. 123, our net income, net of income taxes, would have been changed to the amounts indicated below (unaudited, in thousands, except per share data):

                                                                             Three Months Ended
                                                                    March 31, 2004      March 31, 2003
        Net income - as reported                                            $   147             $   243
        Fair value of stock-based compensation                                  (96)                (42)
                                                                   ------------------ -------------------
        Net income - pro forma                                              $    51             $    201
                                                                   ================== ===================

        Net income per share - basic - as reported                          $  0.04             $   0.08
        Net income per share - diluted - as reported                        $  0.03             $   0.06
        Net income per share - basic - pro forma                            $  0.01             $   0.06
        Net income per share - diluted - pro forma                          $  0.01             $   0.05

     We account for stock-based compensation arrangements with non-employees in accordance with Emerging Issues Task Force ("EITF") Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, unvested options and warrants held by non-employees are subject to revaluation at each balance sheet date based on the then current fair market value.

5.       Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of provisions for excess and obsolete inventory. Inventory details are as follows (unaudited, in thousands):

                                               March 31, 2004        December 31, 2003
                                          ----------------------- -----------------------
  Raw material                                     $    634                $   610
  Work in process                                         9                      -
  Finished goods                                        574                    567
                                        -----------------------------------------------
            Total inventory                        $  1,217                $ 1,177
                                        ===============================================


6.       Segment Information:

     We have determined that we operate in one segment. Revenues by geographic area are determined by the location of the customer and are summarized as follows (unaudited, in thousands):

                                                              Three Months Ended
                                               ------------------------------------------
                                                    March 31, 2004      March 31, 2003
                                               --------------------- --------------------
  United States                                       $  2,169             $  1,977
  Europe                                                   128                  175
  Pacific Rim                                              198                  242
  Rest of Americas, excluding United States                 63                  106
                                            ------------------------- -----------------
       Total Revenue                                  $  2,558             $  2,500
                                            ========================= =================

     Customers that individually accounted for greater than 10% of net sales are as follows (unaudited, in thousands):

                                                   March 31, 2004                    March 31, 2003
                   Customer                  Amount           Percentage         Amount         Percentage
       --------------------------------- ----------------  ----------------- ---------------- ---------------
                      A                          $  877          34%                 $  664        27%
                      B                          $  375          15%                 $  605        24%


7.       Comprehensive Income:

     Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, therefore, no separate statement of comprehensive income has been presented.

8.       Commitments and Contingencies:

     Contingencies
     From time to time, we are involved in various legal proceedings in the ordinary course of business. We are not currently involved in any litigation, which, in our opinion, would have a material adverse effect on our business, operating results, cash flows or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to our business in the future.

     Lease Commitments
     The following represents combined aggregate maturities for all of our financing and commitments under operating and capital leases as of March 31, 2004 (unaudited, in thousands):

                                                                           Capital Lease            Total
                                                       Operating Leases      Obligations      Commitments
                                                       ----------------------------------------------------
           Nine months ending December 31, 2004                  $  202           $   13           $  215
           Year ending December 31, 2005                            263               18              281
           Year ending December 31, 2006                              -               15               15
                                                       ----------------------------------------------------
                          Total Commitments                      $  465           $   46           $  511
                                                       ====================================================


     The lease on our headquarters facility has a term of 5 years, expiring in December 2005 with one conditional three-year renewal option, which if exercised would extend the lease to December 2008 commencing with rent at ninety-five percent of fair market value.

     We lease certain of our equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require us to pay taxes, insurance and maintenance costs. As of March 31, 2004, we had $39,000 outstanding under loan and security agreements which are subject to interest rates of 12.5% to 12.8%.

     We have a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2005, pursuant to which we may borrow 100% against pledges of cash at the bank's prime rate. Borrowings under this line of credit agreement are collateralized by all of our assets. As of March 31, 2004, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

     Product Warranties and Guarantor Arrangements

     We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the Statement of Operations as a Cost of Sales. A reconciliation of the changes in our warranty liability during the three months ended March 31, 2004, is as follows (in thousands):

      Warranty accrual as of December 31, 2003                          $   24
      Accruals for warranties issued during the quarter                      -
      Settlements made in kind during the quarter                          (1)
                                                                ----------------
      Warranty accrual as of March 31, 2004                             $   23
                                                                ================

     As permitted under California law, and under the provisions of our articles of incorporation and by-laws, we are obligated to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.


     We enter into standard indemnification agreements with our customers in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual following execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements.

9.       Stock Buyback:

     In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.25 million of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at the discretion of our management. No time limit was set for the completion of this program. At the time of the approval by the Board of Directors, we had approximately 4.8 million shares of common stock outstanding. During the fourth quarter of 2002, we repurchased from open market and negotiated transactions a total of approximately 1.62 million shares for approximately $1.8 million, at an average per share price of $1.10. During the first quarter of 2003, we repurchased from open market transactions a total of 46,500 shares for $49,000, at an average per share price of $1.04. We have not repurchased any shares since the first quarter of 2003, but intend to continue to execute our buyback program as we determine necessary. The approximate dollar value of shares that may yet be repurchased under the plan was $419,640 as of March 31, 2004.

10. Recent Accounting Pronouncements:

      In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised FASB interpretation No. 46, "Consolidation for Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46R"). The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A Variable Interest Entity ("VIE") refers to an entity subject to consolidation according to the provisions of the Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity's financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for the Company's fiscal 2004 first quarter. The adoption of FIN 46R did not have a material impact on the Company's financial position or results of operations.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties. Our operating results may vary significantly from quarter to quarter due to a variety of factors, including changes in our product and customer mix, constraints in our manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by us or our competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures, and economic conditions in the United States, Europe and Asia. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Unless the context otherwise requires, references in this Form 10-Q to "we," "us," or the "Company" refer to Castelle. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the risks and uncertainties discussed herein, as well as other risks set forth under the caption "Risk Factors" below and in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the "Special Note on Forward-Looking Statements" prior to this section. The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our Form 10-K for the year ended December 31, 2003.


Critical Accounting Policies

Castelle's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition; distributor programs and incentives; warranty; credit, collection and allowances for doubtful accounts; inventories and related allowance for obsolete and excess inventory; and income taxes, which are discussed in more detail under the caption "Critical Accounting Policies" in our 2003 Annual Report on Form 10-K.


Consolidated Statements of Operations - As a Percentage of Net Sales


                                                                         THREE MONTHS ENDED
                                                                ......................................
                                                                  March 31, 2004      March 31, 2003
                                                                ------------------  ------------------

 Net sales                                                                100%                100%
 Cost of sales                                                             25%                 28%
                                                                ------------------  ------------------
     Gross profit                                                          75%                 72%
                                                                ------------------  ------------------

 Operating expenses:
     Research and development                                              16%                 14%
     Sales and marketing                                                   31%                 30%
     General and administrative                                            18%                 18%
                                                                ------------------  ------------------
        Total operating expense                                            65%                 62%
 Income from operations                                                    10%                10%
     Interest income, net                                                  *                   *
     Other income/(expense), net                                           *                   *
                                                                ------------------  ------------------
 Income before provision for income taxes                                 10%                 10%
     Provision for income taxes                                             4%                 *
                                                                ------------------  ------------------
 Net income                                                                6%                 10%
                                                                ==================  ==================

         *  Less than 1%

Results of Operations

     Net Sales

              Net sales increased 2.3% in the first quarter of 2004 from $2.5 million in the same period in 2003. The slight increase was primarily from sales of our enterprise level FaxPress Premier fax server products to domestic customers.

              Domestic sales in the first quarter of 2004 were $2.2 million, as compared to $2.0 million for the same period in 2003, representing 85% and 79%, respectively, of total net sales. The increase in sales was mostly attributable to sales of the new FaxPress Premier fax server products.

              International sales (excluding sales to the rest of the Americas) were $326,000, or 13% of total net sales, and $417,000, or 17% of total net sales, for the first quarter of 2004 and 2003, respectively. The decline in sales was mostly due to lower sales of our fax server products.

              Sales to the rest of the Americas in the first quarter of 2003, excluding the United States, were $63,000 as compared to $106,000 in the year-ago quarter, representing 2% and 4% of total net sales, respectively. The decline in sales was mostly due to lower sales of our fax server products.

     Cost of Sales; Gross Profit

              Gross profit was $1.9 million or 75% of net sales for the first quarter of 2004, as compared to $1.8 million or 72% of net sales for the same period in 2003. Continuous product cost reductions and outsourcing of manufacturing contributed to the improvement in gross profit in the first quarter of 2004.

     Research & Development

              Research and product development expenses were $414,000, or 16% of net sales for the first quarter of 2004, as compared to $355,000, or 14% of net sales for the same period in 2003. The increase of $59,000 is due to higher compensation expenses relating to headcount additions.

     Sales & Marketing

              Sales and marketing expenses were $794,000, or 31% of net sales for the first quarter of 2004, as compared to $735,000, or 29% of net sales in 2003. The increase of $59,000 is primarily due to an increase in compensation expenses of $93,000 due to increased headcount and higher consulting expenses of $30,000, offset in part by lower advertising and promotional expenses of $62,000.

     General & Administrative

              General and administrative expenses were $465,000 in the first quarter of 2004, as compared to $457,000 in the first quarter of 2003. General and administrative expenses represented 18% of net sales in both the 2004 and 2003 periods.

     Provision for Income Tax

              Prior to the fourth quarter of 2003, we had not reported significant income tax expenses because we had utilized available net operating loss (NOL) and tax credit carry-forwards. These NOLs were fully reserved by a valuation allowance due to uncertainty surrounding the likelihood of their realization. Due to our continued profitability and a determination that it is more likely than not that certain future tax benefits will be realized, a portion of the deferred tax assets were recognized in the fourth quarter of 2003. Beginning with the first quarter of 2004, for purposes of financial reporting, we are providing for income taxes at an effective tax rate of 40%. As a result, $98,000 of income tax expense had been provided in the first quarter of 2004 as compared to $2,000 in the first quarter of 2003. However, for income tax purposes, we had $12.9 million of NOLs available to offset future taxable income, and we do not expect to utilize significant amounts of cash for income tax payments until these NOLs have been utilized.


Liquidity and Capital Resources

         As of March 31, 2004 we had approximately $4.4 million of cash and cash equivalents, a decrease of $246,000 from December 31, 2003. The decrease in cash and cash equivalents is mostly attributable to an increase in accounts receivable of $379,000 due to slower collections from customers, offset in part by $123,000 in proceeds from exercise of stock options.

         In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.25 million shares of our common stock for cash in open market, negotiated or block transactions. The timing of these transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of our management. No time limit was set for the completion of this program. Since the beginning of this program, we have repurchased from open market and negotiated transactions a total of 1.67 million shares for $1.8 million, at an average per share price of $1.10. We have not repurchased any shares since the first quarter of 2003, but intend to continue to execute our buyback program as we deem appropriate.

         We lease our corporate headquarters in Morgan Hill, California. The lease on the Morgan Hill facility has a term of five years, expiring in December 2005, with one conditional three-year renewal option, which if exercised would extend the lease to December 2008 commencing with rent at 95% of fair market value. As of March 31, 2004, future minimum payments under the lease were $465,000.

         In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan bears interest at 12.8% and is repayable by December 2006. As of March 31, 2004, the aggregate value of future minimum payments was $46,000.

         In April 2001, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $25,000. This loan bears interest at 12.5% and is repayable by April 2004. As of March 31, 2004, there was an inconsequential amount remaining.

         The following represents combined aggregate maturities for all our financing and commitments as of March 31, 2004:


                                                                Payments Due by Period
                                          --------- ------------- -------------- ------------- ---------------
   Contractual Obligations                 Total       1 Year      2 - 3 Years   4 - 5 Years    More than 5
                                                                                                   Years
                                          --------- ------------- -------------- ------------- ---------------
   Capital (Finance) Lease Obligations       $  46         $  13          $  33             -               -
   Operating Lease Obligations               $ 465         $ 202          $ 263             -               -
                                          --------- ------------- -------------- ------------- ---------------
   Total contractual cash obligations        $ 511         $ 215          $ 296             -               -
                                          ========= ============= ============== ============= ===============


         We have a $3.0 million collateralized revolving line of credit with a bank, which expires in March 2005, pursuant to which we may borrow 100% against pledges of cash at the bank's prime rate. Borrowings under this line of credit agreement are collateralized by all of our assets. As of March 31, 2004, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

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


Recent Accounting Pronouncements:


         In December 2003, the FASB issued a revised FASB interpretation No. 46, "Consolidation for Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46R"). The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A Variable Interest Entity ("VIE") refers to an entity subject to consolidation according to the provisions of the Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity's financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for our fiscal 2004 first quarter. The adoption of FIN 46R did not have a material impact on our financial position or results of operations.

                                  RISK FACTORS

         Shareholders or investors considering the purchase of shares of our common stock should carefully consider the following risk factors, in addition to other information in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations

Our revenue and operating results have fluctuated in the past and are likely to fluctuate significantly in the future, particularly on a quarterly basis.

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

         We have experienced significant operating losses and, as of March 31, 2004, had an accumulated deficit of $22.3 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $591,000 of losses in 2001 attributable to a slowdown in demand for our products due in part to industry-wide adverse economic factors. We have been profitable since the third quarter of 2001, with total net income of $659,000 in 2002 and $1.6 million in 2003, and $147,000 for the first three months in 2004. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

Recent FASB Exposure Draft on Share-Based Payments may have a significant effect on our Results of Operations, if adopted.


         During March 2004, the FASB issued a proposed Statement, "Share-Based Payment, and amendment of FASB Statements No. 123 and 95". The proposed Statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company that are based on the fair values of the company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement eliminates the treatment for share-based transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of income. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the "binomial" approach to value stock options, as opposed to the Black-Scholes option pricing model that is currently being used for the fair value of our options.

         The effective date the proposed standard is recommending is for fiscal years beginning after December 15, 2004. Should the proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated net income within our footnotes (See Note 4 of the notes to the condensed consolidated financial statements).

Substantially all of our revenue comes from the sale of fax server products, and a decline in demand for those products would harm our business, operating results and financial condition.

         We derive substantially all of our revenue from the sale of fax and print server products, with fax server products accounting for 97% of total sales in 2003 and almost all sales in the first quarter of 2004. We expect that our current products will continue to account for most of our sales in the near future. A decline in demand for our fax server products as a result of competition, technological change, shortages of components or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on our business, operating results and financial condition.

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

         The market for our products is affected by rapidly changing networking technology, evolving industry standards and the Internet and other new communication technologies. We believe that our future success will depend upon our ability to enhance our existing products and to identify, develop, manufacture and introduce new products that:

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

         Sales to customers located outside the United States accounted for approximately 19%, 21% and 25% of our net sales in 2003, 2002 and 2001, respectively. We sell our products in approximately 44 foreign countries through approximately 89 distributors. Our principal Japanese distributor accounted for approximately 38%, 27% and 40% of our international sales in 2003, 2002 and 2001, respectively, and 7%, 6% and 10% of our total net sales in 2003, 2002 and 2001, respectively. We expect that international sales will continue to represent a significant portion of our product revenues and that we will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. There can be no assurance that we will not experience difficulties resulting from changes in foreign laws relating to the export of our products in the future. In addition, because we primarily invoice foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for our products by causing prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on our international sales and a resulting material adverse effect on our business, operating results and financial condition. We may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. There can be no assurance that we will be able to maintain the level of international sales in the future. Any fluctuations in international sales will significantly affect our operating results and financial condition.

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

         At April 30, 2004, our officers and directors and their affiliates beneficially owned approximately 25% of the outstanding shares of common stock. Accordingly, together they had the ability to significantly influence the election of our directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We had no holdings of derivative financial or commodity instruments at March 31, 2004. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S. dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements. Therefore, we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market accounts or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment. However, sharp declines in interest rates could seriously harm interest earnings.


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

         Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended March 31, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            (b) Reports on Form 8-K

                  Castelle filed a Form 8-K on February 13, 2004. Furnished under Item 7, "Financial Statements and Exhibits", Castelle filed a press release regarding its financial results for the year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Scott C. McDonald                                  Date: May 11, 2004
      Scott C. McDonald
      Chief Executive Officer and President
      (Principal Executive Officer)

By:   /s/ Paul Cheng                                         Date: May 11, 2004
      Paul Cheng
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)