Form 10-Q
period 2004-06-30
CASTELLE \CA\
filed 2004-08-11
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of Common Stock outstanding as of July 28, 2004 was 3,600,703.

Indicate by check mark whether the  registrant  is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes __ No  |X|

                                    CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            PAGE
PART I.    FINANCIAL INFORMATION

     Item 1.    Unaudited Condensed Consolidated Financial Statements:

                Condensed Consolidated Balance Sheets                         2

                Condensed Consolidated Statements of Operations               3

                Condensed Consolidated Statements of Cash Flows               4

                Notes to Condensed Consolidated Financial Statements          5

     SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS                              13

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    14

     Item 3Quantitative and Qualitative Disclosures About Market Risk        28

     Item 4Controls and Procedures                                           28

PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings                                            29

     Item 2.    Changes in Securities and Use of Proceeds                    29

     Item 3.    Defaults Upon Senior Securities                              29

     Item 4.    Submission of Matters to a Vote of Security Holders          29

     Item 5.    Other Information                                            29

     Item 6.    Exhibits and Reports on Form 8-K                             29

                Signatures                                                   31

                Exhibit 10.1 - Amended Commercial Tenant Lease Agreement dated June 1, 2004 between Registrant and Kyung S. Lee and
                Ieesun Kim Lee                                              E- 1

                Exhibit 10.2 - Loan and Security Agreement with Silicon Valley
                Bank                                                        E- 3

                Exhibit 31.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002                                                     E-37

                Exhibit 31.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002                                                     E-38

                Exhibit 32.1 - Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                of 2002                                                     E-39

                Exhibit 32.2 - Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                of 2002                                                     E-40


                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    CASTELLE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                       June 30, 2004         December 31, 2003

                                                                  ----------------------   --------------------
Assets:
   Current assets:
     Cash and cash equivalents                                             $   4,842               $  4,614
     Accounts receivable, net of allowance for doubtful accounts
        of $37 and $39, respectively                                             975                    873
     Inventories                                                               1,465                  1,177
     Prepaid expenses and other current assets                                   256                    134
     Deferred taxes                                                              307                    380
                                                                  ----------------------   --------------------
        Total current assets                                                   7,845                  7,178
   Property and equipment, net                                                   287                    376
   Other non-current assets                                                      103                    103
   Deferred taxes, non-current                                                    --                    146
                                                                  ----------------------   --------------------
        Total assets                                                        $  8,235               $  7,803
                                                                  ======================   ====================

Liabilities and Shareholders' Equity:
   Current liabilities:
     Long-term debt, current portion                                        $     14                $    16
     Accounts payable                                                            418                    314
     Accrued liabilities                                                       1,519                  1,759
     Deferred revenue                                                            996                    909
                                                                  ----------------------   --------------------
        Total current liabilities                                              2,947                  2,998
         Long term debt, net of current portion                                   22                     29
                                                                  ----------------------   --------------------
        Total liabilities                                                      2,969                  3,027
                                                                  ----------------------   --------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding: 3,600 and 3,425, respectively                 27,430                 27,258
     Accumulated deficit                                                     (22,164)               (22,482)
                                                                  ----------------------   --------------------
        Total shareholders' equity                                             5,266                  4,776
                                                                  ----------------------   --------------------
        Total liabilities and shareholders' equity                          $  8,235               $  7,803
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


                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           Three months ended                   Six months ended
                                                     ................................    ...............................
                                                       June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                                     ----------------  --------------   ---------------  ---------------

   Net sales:
      Products                                            $ 2,090         $ 2,050           $ 4,102          $ 4,151
      Services                                                627             461             1,173              860
                                                     ----------------  --------------   ---------------  ---------------
         Total net sales                                    2,717           2,511             5,275            5,011

   Cost of sales                                              592             573             1,231            1,270
                                                     ----------------  --------------   ---------------  ---------------
         Gross profit                                       2,125           1,938             4,044            3,741
                                                     ----------------  --------------   ---------------  ---------------

   Operating expenses:
       Research and development                               428             429               842              784
       Sales and marketing                                    892             760             1,686            1,495
       General and administrative                             508             509               973              966
                                                     ----------------  --------------   ---------------  ---------------
          Total operating expenses                          1,828           1,698            3,501             3,245

                                                     ----------------  --------------   ---------------  ---------------
   Income from operations                                     297             240               543              496

       Interest income, net                                    5                4                 8                8
       Other expense, net                                    (10)             (14)              (14)             (29)
                                                     ----------------  --------------   ---------------  ---------------
   Income before provision for income taxes                   292             230               537              475
       Provision for income taxes                             121               2               219                4
                                                     ----------------  --------------   ---------------  ---------------
   Net income                                              $  171         $   228           $   318          $   471
                                                     ================  ==============   ===============  ===============

   Income per share:
      Net income per common share - basic                  $ 0.05           $ 0.07           $  0.09          $ 0.15
      Net income per common share - diluted                $ 0.04           $ 0.06           $  0.07          $ 0.12
      Shares used in per share calculation - basic          3,573            3,200             3,536           3,223
      Shares used in per share calculation - diluted        4,428            4,138             4,439           4,010

See accompanying notes to unaudited condensed consolidated financial statements.



                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                             Six months ended
                                                                   ......................................
                                                                     June 30, 2004        June 30, 2003
                                                                   -----------------   ------------------
Cash flows from operating activities:
   Net income                                                            $   318             $   471
   Adjustments to reconcile net income to net cash provided by operating activities:
     Loss on disposal of fixed assets                                          1                  --
     Depreciation and amortization                                           103                 109
     Provision for doubtful accounts and sales returns                        (3)               (158)
     Provision for excess and obsolete inventory                            (210)                (67)
     Deferred taxes                                                          219                  --
     Changes in assets and liabilities:
      Accounts receivable                                                    (99)               (163)
      Inventories                                                            (78)                305
      Prepaid expenses and other current assets                             (122)               (174)
      Accounts payable                                                       104                (163)
      Accrued liabilities                                                   (240)                121
         Deferred revenue                                                     87                  --
                                                                   -----------------   ------------------
         Net cash provided by operating activities                            80                 281

Cash flows from investing activities:
   Purchase of property and equipment                                        (15)                (99)
                                                                   -----------------   ------------------
        Net cash used in investing activities                                (15)                (99)
                                                                   -----------------   ------------------

Cash flows from financing activities:
   Repayment of long-term debt                                                (9)                (10)
   Repurchase of common stock                                                   -                (48)
   Proceeds from issuances of common stock,
                                                                             172                  79
                                                                   -----------------   ------------------
        Net cash provided by financing activities                            163                  21
                                                                   -----------------   ------------------

Net increase in cash and cash equivalents                                    228                 203

Cash and cash equivalents at beginning of period                           4,614               3,460
                                                                   -----------------   ------------------
Cash and cash equivalents at end of period                               $ 4,842             $ 3,663
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

     In addition, because we are dependent on a small number of distributors for a significant portion of the sales of our products, the loss of any of our major distributors or their inability to satisfy their payment obligations to us could have a significant adverse effect on our business, operating results and financial condition. In the first six months of 2004 and 2003, Ingram Micro and Tech Data, our two largest distributors, collectively represented approximately 47% and 48% of our net sales, respectively.

     We do not currently have any material long-term supply contracts with any of our manufacturing subcontractors or component suppliers. We purchase finished products and components on a purchase order basis. We own all engineering, sourcing documentation, functional test equipment and tooling used in manufacturing our products and believe that we could shift product assembly to alternate suppliers if necessary. Certain key components of our products, including a modem chip set from Conexant, microprocessors from Motorola, integrated circuits from Intel and Kendin, are currently available from single sources. Other components of our products are currently available from only a limited number of sources. In addition, certain manufacturers have announced the end-of-life of certain standard off-the-shelf components which are being used by us in the manufacture of our FaxPress Products. However, we have purchased what we believe to be at least two years worth of supplies of these end-of-life components in an effort to assure an uninterrupted supply of FaxPress Products to our customers for the next two years, while we decide whether to re-engineer our Products with the manufacturers' suggested replacement parts, or develop new replacement products.

     Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

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

     The following table sets forth net sales derived from products and services for the six months ended June 30, 2004 and for each of the three years in the period ended December 31, 2003.





                                       Three months                   Twelve months ended
                                         ended
                                      -------------- -------------------------------------------------------
                                         June 30,        December 31,        December 31,     December 31,
                                           2004             2003                 2002             2001
                                      -------------- ------------------ ----------------- ------------------
    Net Sales:
         Products                           $ 4,102            $ 8,337           $ 8,617            $ 8,327
         Services                             1,173              1,877             1,142              1,027
                                      -------------- ------------------ ----------------- ------------------
             Total net sales                $ 5,275            $10,214           $ 9,759            $ 9,354
                                      ============== ================== ================= ==================


     We are unable to provide the cost of sales separately for products and services as our internal financial reporting systems did not track this information in the reported periods.

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

     Basic and diluted net income per share is calculated as follows for the second quarter and first six months of 2004 and 2003 (in thousands, except per share amounts):

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
                                                       Three months ended           Six months ended
                                                    .......................... ............................
                                                      June 30,     June 30,    June 30, 2004 June 30, 2003
                                                        2004         2003
                                                    -------------------------- ----------------------------
  Basic:
     Weighted average common shares outstanding           3,573        3,200         3,536          3,222
                                                    =========================== ============= ==============
     Net income                                          $  171       $  228        $  318        $  471
                                                    =========================== ============= ==============
     Net income per common share - basic                 $ 0.05       $ 0.07        $ 0.09        $ 0.15
                                                    =========================== ============= ==============

  Diluted:
     Weighted average common shares outstanding           3,573        3,200         3,536         3,223
     Common equivalent shares from stock options            855          938           903           787
                                                    --------------------------- ------------- --------------
     Shares used in per share calculation - diluted       4,428        4,138         4,439         4,010
                                                    =========================== ============= ==============
     Net income                                          $  171       $  228        $  318        $  471
                                                    =========================== ============= ==============
     Net income per common share - diluted               $ 0.04       $ 0.06        $ 0.07        $ 0.12
                                                    =========================== ============= ==============

     The calculation of diluted shares outstanding for the three and six months ended June 30, 2004 excludes 25,205 shares of common stock issuable upon exercise of outstanding stock options, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the three and six months ended June 30, 2003 excludes 170,000 shares of common stock issuable upon exercise of outstanding stock options as their effect was antidilutive in the period.

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

                                                     Three months ended            Six months ended
                                                ............................. ...........................
                                                June 30, 2004 June 30, 2003     June 30,   June 30, 2003
                                                                                  2004
                                                ----------------------------- ---------------------------

 Net Income - as reported                         $ 171          $ 228          $ 318        $ 471
 Fair value of stock-based compensation, net       (159)           (45)          (255)         (87)
     of taxes
 Net income - pro forma                              12            183             63          384
 Net income per share - basic - as reported       $ 0.05         $ 0.07        $ 0.09       $ 0.15
 Net income per share - diluted - as reported     $ 0.04         $ 0.06        $ 0.07       $ 0.12
 Net income per share - basic - pro forma         $ 0.00         $ 0.06        $ 0.02       $ 0.12
 Net income per share - diluted - pro forma       $ 0.00         $ 0.04        $ 0.01       $ 0.10


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

5.       Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of provisions for excess and obsolete inventory. Inventory details are as follows (unaudited, in thousands):

                                              June 30, 2004         December 31, 2003
                                          ----------------------- -----------------------
  Raw material                                       $  966                  $  610
  Work in process                                         1                       -
  Finished goods                                        498                     567
                                        -----------------------------------------------
            Total inventory                         $ 1,465                 $ 1,177
                                        ===============================================

6.       Segment Information:

     We have determined that we operate in one segment. Revenues by geographic area are determined by the location of the customer and are summarized as follows (unaudited, in thousands):

                                                               (Unaudited)
                                            ...................................................
                                               Three months ended         Six months ended
                                            .........................  ........................
                                              June 30,    June 30,      June 30,    June 30,
                                                2004        2003          2004        2003
                                            -------------------------  ------------------------

United States                                   $2,305     $ 2,020       $ 4,435      $4,008
Europe                                             148         153           332         328
Pacific Rim                                        153         258           335         500
Rest of Americas, excluding United States          111          80           173         175
                                            -------------------------  ------------------------
  Total Revenues                                $2,717     $ 2,511       $ 5,275      $5,011
                                            =========================  ========================

     Customers that individually accounted for greater than 10% of net sales are as follows (unaudited, in thousands):

                 ...................................................................................................
                                  Quarter Ended                                    Six Months Ended
                 ................................................. .................................................
                      June 30, 2004            June 30, 2003            June 30, 2004            June 30, 2003
   Customer       Amount    Percentage      Amount   Percentage      Amount     Percentage    Amount    Percentage
   --------       ------    ----------      ------   ----------      ------     ----------    ------    ----------
       A            $  562           20%      $  448          18%     $  1,439          27%    $  1,112         22%
       B            $  701           26%      $  709          28%     $  1,076          20%    $  1,314         26%


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

     Lease Commitments
     The following represents combined aggregate maturities for all of our financing and commitments under operating and capital leases as of June 30, 2004 (unaudited, in thousands):






                                                              Capital Lease        Total
                                            Operating Leases   Obligations      Commitments
                                            ----------------------------------------------------
Six months ending December 31, 2004                   $  104            $   8           $  112
Year ending December 31, 2005                            207               18              225
Year ending December 31, 2006                            207               15              222
Year ending December 31, 2007                            207                -              207
Year ending December 31, 2008                            207                -              207
Year ending December 31, 2009                            104                -              104
                                            ----------------------------------------------------
Total Commitments                                   $  1,036          $   41          $  1,077
          Less amount representing                         -              (5)              (5)
                          interest
                                            ----------------------------------------------------
            Present value of lease                  $  1,036          $   36          $  1,072
                       obligations
                                            ====================================================


     We have extended our building lease for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value.

     We lease certain of our equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require us to pay taxes, insurance and maintenance costs. As of June 30, 2004, we had $36,000 outstanding under a loan and security agreement, which is subject to an interest rate of 12.8%.

     As of June 30, 2004, we had a $3.0 million collateralized revolving line of credit with a bank, which was to expire in March 2005, pursuant to which we could borrow 100% against pledges of cash at the bank's prime rate. As of June 30, 2004, we had not drawn on this facility. On August 2, 2004, we secured from the same bank a new revolving line of credit to replace the previous credit facility. The new revolving line of credit provides for borrowings of up to $4.0 million and has a one year term. Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank's prime rate plus 0.50%. Under the new facility we are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of August 2, 2004, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

     Product Warranties and Guarantor Arrangements

     We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the Statement of Operations as a Cost of Sales. A reconciliation of the changes in our warranty liability during the periods presented is as follows (in thousands):


                                                                    (Unaudited)
                                                ....................................................
                                                   Three months ended          Six months ended
                                                .........................   ........................
                                                  June 30,    June 30,       June 30,    June 30,
                                                    2004        2003           2004        2003
                                                -------------------------   ------------------------

 Balance at beginning of period                       $ 23        $ 33           $ 24        $ 34
 Accruals for warranties issued during the               1           4              1          33
 period
 Actual warranty expense                                (2)         (6)            (3)        (36)
                                                -------------------------   ------------------------
 Balance at end of period                             $ 22        $ 31           $ 22        $ 31
                                                =========================   ========================


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

9.       Stock Buyback:

     In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.3 million of our common stock and at a price not to exceed $1.20 per share, for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at the discretion of our management. No time limit was set for the completion of this program. At the time of the approval by the Board of Directors, we had approximately 4.8 million shares of common stock outstanding. During the fourth quarter of 2002, we repurchased from open market and negotiated transactions a total of approximately 1.6 million shares for approximately $1.8 million, at an average per share price of $1.10. During the first quarter of 2003, we repurchased from open market transactions a total of 46,500 shares for $49,000, at an average per share price of $1.04. We have not repurchased any shares since the first quarter of 2003, but intend to continue to execute our buyback program as we determine necessary. The approximate dollar value of shares that may yet be repurchased under the plan was $420,000 as of June 30, 2004.

10. Recent Accounting Pronouncements:

      In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised FASB interpretation No. 46, "Consolidation for Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46R"). The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A Variable Interest Entity ("VIE") refers to an entity subject to consolidation according to the provisions of the Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity's financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The Company was required to adopt the provisions of FIN 46R in the Company's fiscal 2004 first quarter. The adoption of FIN 46R did not have a material impact on the Company's financial position or results of operations.

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

Consolidated Statements of Operations - As a Percentage of Net Sales

                                                  Three months ended                 Six months ended
                                          ................................  ................................
                                            June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                          ----------------  --------------  ----------------  --------------

 Net sales
    Products                                       77%             82%               78%             83%
    Services                                       23%             18%               22%             17%
                                          ----------------  --------------  ----------------  --------------
        Total net sales                           100%            100%              100%            100%

 Cost of sales                                     22%             23%               23%             25%
                                          ----------------  --------------  ----------------  --------------
     Gross profit                                  78%             77%               77%             75%
                                          ----------------  --------------  ----------------  --------------

 Operating expenses:
     Research and development                      15%             17%               16%             16%
     Sales and marketing                           33%             30%               32%             30%
     General and administrative                    19%             20%               19%             19%
                                          ----------------  --------------  ----------------  --------------
        Total operating expenses                   67%             67%               67%             65%
                                          ----------------  --------------  ----------------  --------------
 Income from operations                            11%            10%                10%             10%

     Interest income, net                           *               *                 *               *
     Other expense, net                             *             (1%)                *              (1%)
                                          ----------------  --------------  ----------------  --------------

 Income before provision for income taxes          11%              9%               10%              9%
     Provision for income taxes                     5%              *                 4%              *
                                          ----------------  --------------  ----------------  --------------
 Net income                                         6%              9%                6%              9%
                                          ================  ==============  ================  ==============


   *  Less than 1%

Results of Operations

     Net Sales

                                         Three months ended                  Six months ended
                                  ................................  .................................
                                  June 30, 2004     June 30, 2003    June 30, 2004     June 30, 2003
                                -----------------  --------------   ---------------  ----------------
  Net sales
     Products                         $ 2,090         $ 2,050           $ 4,102           $ 4,151
     Services                             627             461             1,173               860
                                -----------------  --------------   ---------------  ----------------
        Total Net sales               $ 2,717         $ 2,511           $ 5,275           $ 5,011
                                =================  ==============   ===============  ================


                                                                 (Unaudited)
                                             ....................................................
                                                Three months ended          Six months ended
                                             .........................  .........................
                                               June 30,    June 30,      June 30,     June 30,
                                                 2004        2003          2004         2003
                                             -------------------------  -------------------------
Net Sales
   United States                                $ 2,305     $ 2,020       $ 4,435      $ 4,008
   Europe                                           148         153           332          328
   Pacific Rim                                      153         258           335          500
   Rest of Americas, excluding United States        111          80           173          175
                                             -------------------------  -------------------------
     Total Net Sales                            $ 2,717     $ 2,511       $ 5,275      $ 5,011
                                             =========================  =========================


              Net sales for the second quarter of 2004 increased 8% to $2.7 million from $2.5 million in the same period in 2003. Net sales for the first six months of 2004 increased 5% to $5.3 million from $5.0 million for the same period in 2003.

              Product sales of $2.1 million for the second quarter of 2004 were relatively unchanged as compared to the same period in 2003. Product sales of $4.1 million for the six months of 2004 were also relatively unchanged as compared to the first six months of 2003.

              Service revenues are comprised primarily of extended warranty and support programs aw well as 60-days of maintenance bundled with initial product sales. Revenue related to these arrangements is recognized ratably over the period of the arrangement. Service revenues in the second quarter of 2004 increased 36% to $627,000 from $461,000 in the same period in 2003. For the first six months of 2004, service revenues increased 37% to $1.2 million from $860,000 in the same period in 2003. The increase in service revenues was primarily due to increased sales of extended warranty contracts due to an increase in our installed customer base as well as the launch of our FaxPress Premier fax server products in the second half of 2003.

              Domestic sales in the second quarter of 2004 were $2.3 million, as compared to $2.0 million for the same period in 2003, representing 85% and 81% of total net sales in the second quarter of 2004 and 2003, respectively. Domestic sales for the first six months of 2004 were $4.4 million, as compared to $4.0 million for the same period of 2003, which represents 84% and 80% of total net sales in 2004 and 2003, respectively. The increase in sales was mostly attributable to sales of the new FaxPress Premier fax server products.

              International sales (excluding sales to the rest of the Americas) for the second quarter of 2004 were $301,000 as compared to $411,000 in the second quarter of 2003. This represents 11% and 16% of net sales for 2004 and 2003, respectively. International sales were $667,000 for the first six months of 2004, as compared to $828,000 for the same period in 2003, which represents 13% and 17% of total net sales for 2004 and 2003, respectively. The decline in sales was mostly due to lower sales of our fax server products.

              Sales to the rest of the Americas (excluding the United States) in the second quarter of 2004 were $111,000 as compared to $80,000 in the year-ago quarter, representing 4% and 3% of total net sales, respectively. The increase in sales was mostly due to sales of our fax server products. For the six months ended June 30, sales to the Rest of the Americas were 173,000 and 175,000 for 2004 and 2003, respectively. This represents 3% of net sales for both periods.

     Cost of Sales; Gross Profit

              Gross profit was $2.1 million, or 78% of net sales, for the second quarter of 2004, as compared to $1.9 million, or 77% of net sales, for the same period in 2003. Gross profit for the first six months of 2004 and 2003 was $4.0 million and $3.7 million, or 77% and 75% of net sales, respectively. Gross profit for the second quarter of 2004 included a benefit of $61,000, or 2% of net sales, due to adjustment of an estimated liability based on a settlement reached during the quarter.

              We are unable to provide the cost of sales separately for products and services as our internal financial reporting systems do not track this information in the reported periods.

     Research & Development

              Research and development expenses for the second quarter of 2004 were $428,000, or 16% of net sales, as compared to $429,000 or 17% of net sales for the same period in 2003. For the first six months of 2004, research and development expenses were $842,000, as compared to $784,000 in the same period of 2003, or 16% of net sales for both periods. The increase of $58,000 was mostly attributable to higher compensation expenses relating to headcount additions.

     Sales & Marketing

              Sales and marketing expenses for the second quarter of 2004 were $892,000, or 33% of net sales, as compared to $760,000, or 30% of net sales, for the same period in 2003. Sales and marketing expenses were $1.7 million for the first six months of 2004, and $1.5 million for the same period of 2003, which represents 32% and 30%, respectively, of net sales for the period. The increases for both the quarter and the six-month period of $132,000 and $191,000, respectively, were primarily due to an increase in compensation expense related to headcount additions.

     General & Administrative

              General and administrative expenses were $508,000 for the second quarter of 2004, or 19% of net sales, as compared to $509,000, or 20% of net sales for the second quarter of 2003. For the first six months of 2004, general and administrative expenses were $973,000, or 18% of net sales, as compared to $966,000, or 19% of net sales for the first six months of 2003.

     Provision for Income Tax

              Prior to the fourth quarter of 2003, we had not reported significant income tax expenses because we had utilized available net operating loss (NOL) and tax credit carry-forwards. These NOLs were fully reserved by a valuation allowance due to uncertainty surrounding the likelihood of their realization. Due to our continued profitability and a determination that it is more likely than not that certain future tax benefits will be realized, a portion of the deferred tax assets were recognized in the fourth quarter of 2003. Beginning in 2004, for purposes of financial reporting, we are providing for income taxes at an effective tax rate of 40%. As a result, $121,000 of income tax expense has been provided in the second quarter of 2004 as compared to $2,000 in the second quarter of 2003. For the first six months of 2004, we have provided $219,000 for income taxes, as compared to $4,000 in 2003. However, for income tax purposes, we had $12.9 million of NOLs available at the end of December 2003 to offset future taxable income, and we do not expect to utilize significant amounts of cash for income tax payments until these NOLs have been utilized.


Liquidity and Capital Resources

                                              June 30, 2004   December 31, 2003       June 30, 2003
                                              -------------   -----------------       -------------
                                                             (dollars in thousands)
Cash and cash equivalents                           $  4,842            $   4,614          $  3,663
Working capital                                     $  4,898            $   4,180          $  2,937
Working capital ratio                                    2.7                  2.4               2.1

         As of June 30, 2004, we had approximately $4.8 million of cash and cash equivalents, an increase of $228,000 from December 31, 2003. Our operating activities generated cash of $80,000 and $281,000 in the six month periods ended June 30, 2004 and June 30, 2003, respectively. Cash generated in the six month period ended June 30, 2004 was principally the result of net income in the amount of $318,000, depreciation and amortization, deferred taxes and an increase in accounts payable, offset in part by increases in inventories (primarily due to our FaxPress Premier fax servers), accounts receivable, prepaid expenses, and a decrease in accrued liabilities. Cash generated in the six month period ended June 30, 2003 was primarily the result of net income in the amount of $471,000, depreciation and amortization, a reduction in inventories and an increase in accrued liabilities, offset partially by increases in accounts receivables, and prepaid expenses, and decrease in accounts payable.

         Our investing activities in the first six months of 2004 and 2003 were for purchases of capital assets to replace obsolete computer equipment.

         We generated $163,000 from financing activities in the first six months of 2004 as compared to $21,000 in the same period of 2003 primarily from proceeds received from issuance of common stock, offset partially by repayment of debt.

         In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.3 million shares of our common stock and at a price not to exceed $1.20 per share, for cash in open market, negotiated or block transactions. The timing of these transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of our management. No time limit was set for the completion of this program. Since the beginning of this program, we have repurchased from open market and negotiated transactions a total of 1.7 million shares for $1.8 million, at an average per share price of $1.10. We have not repurchased any shares since the first quarter of 2003, but intend to continue to execute our buyback program as we deem appropriate.

         We have extended our lease for our corporate headquarters in Morgan Hill, California. The modified lease on the Morgan Hill facility has a term of five years, commencing on June 1, 2004 and expiring in May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 2012 commencing with rent at 95% of fair market value. As of June 30, 2004, future minimum payments under the lease were $1.0 million.

         In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan bears interest at 12.8% and is repayable by December 2006. As of June 30, 2004, the aggregate value of future minimum payments was $41,000.

         The following represents combined aggregate maturities for all our financing and commitments as of June 30, 2004:

                                                                Payments Due by Period
                                          --------- ------------- -------------- ------------- --------------
Contractual Obligations                    Total       1 Year      2 - 3 Years   4 - 5 Years    More than 5
                                                                                                   Years
                                          --------- ------------- -------------- ------------- --------------
Capital (Finance) Lease Obligations         $   41        $   18         $   23             -              -
Operating Lease Obligations                 $1,036        $  207         $  415        $  414              -
                                          --------- ------------- -------------- ------------- --------------
Total contractual cash obligations          $1,077        $  225         $  438        $  414              -
                                          ========= ============= ============== ============= ==============


        As of June 30, 2004, we had a $3.0 million collateralized revolving line of credit with a bank which was to expire in March 2005, pursuant to which we could borrow 100% against pledges of cash at the bank's prime rate.
 As of June 30, 2004, we had not drawn on this facility. On August 2, 2004, we secured from the same bank a new revolving line of credit to replace the previous credit facility. The new revolving line of credit provides for borrowings of up to $4.0 million and has a one year term. Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank's prime rate plus 0.50%. Under the new facility we are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of August 2, 2004, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

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

         We have experienced significant operating losses and, as of June 30, 2004, had an accumulated deficit of $22.2 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $591,000 of losses in 2001 attributable to a slowdown in demand for our products due in part to industry-wide adverse economic factors. We have been profitable since the third quarter of 2001, with total net income of $659,000 in 2002 and $1.6 million in 2003, and $318,000 for the first six months in 2004. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

Substantially all of our revenue comes from the sale of fax server products, and a decline in demand for those products would harm our business, operating results and financial condition.

         We derive substantially all of our revenue from the sale of fax and print server products, with fax server products accounting for 97% of total sales in 2003 and almost all sales in the first six months of 2004. We expect that our current products will continue to account for most of our sales in the near future. A decline in demand for our fax server products as a result of competition, technological change, shortages of components or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on our business, operating results and financial condition.

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

         At July 28, 2004, our officers and directors and their affiliates beneficially owned approximately 26% of the outstanding shares of common stock. Accordingly, together they had the ability to significantly influence the election of our directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We had no holdings of derivative financial or commodity instruments at June 30, 2004. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S. dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements. Therefore, we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market accounts or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment. However, sharp declines in interest rates could seriously harm interest earnings.


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

         Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended June 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                  10.1 Amended commercial lease agreement dated June 1, 2004 by and between Registrant and Kyung S. Lee and Ieesun Kim Lee.

                  10.2     Loan and Security Agreement with Silicon Valley Bank.

                  31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle.

                  31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle.

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle.

                  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle.

            (b) Reports on Form 8-K

                  Castelle filed a Form 8-K on April 22, 2004. Furnished under
                  Item 7, "Financial Statements and Exhibits", Castelle filed a press release regarding its financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Scott C. McDonald                                Date: August 11, 2004
      Scott C. McDonald
      Chief Executive Officer and President
      (Principal Executive Officer)

By:   /s/ Paul Cheng                                       Date: August 11, 2004
      Paul Cheng
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)