Form 10-Q
period 2004-09-30
CASTELLE \CA\
filed 2004-11-12
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of Common Stock outstanding as of November 08, 2004 was 3,689,831.

Indicate by check mark whether the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes __ No  |X|
                                                        ----



                                    CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS
                                                                                                    PAGE

PART I.    FINANCIAL INFORMATION

     Item 1.    Unaudited Condensed Consolidated Financial Statements:

                Condensed Consolidated Balance Sheets                                                   2

                Condensed Consolidated Statements of Operations                                         3

                Condensed Consolidated Statements of Cash Flows                                         4

                Notes to Condensed Consolidated Financial Statements                                    5

     SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS                                                        14

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                              15

     Item 3Quantitative and Qualitative Disclosures About Market Risk                                  28

     Item 4Controls and Procedures                                                                     29

PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                      30

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                            30

     Item 3.    Defaults Upon Senior Securities                                                        30

     Item 4.    Submission of Matters to a Vote of Security Holders                                    30

     Item 5.    Other Information                                                                      30

     Item 6.    Exhibits                                                                               30

                Signatures                                                                             31

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

                Exhibit 32.2 - Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002                                          E-4

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    CASTELLE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                    September 30, 2004       December 31, 2003
                                                                 ----------------------   --------------------
Assets:
   Current assets:
     Cash and cash equivalents                                             $   5,032               $  4,614
     Accounts receivable, net of allowance for doubtful accounts
        of $37 and $39, respectively                                             948                    873
     Inventories                                                               1,532                  1,177
     Prepaid expenses and other current assets                                   187                    134
     Deferred taxes                                                              212                    380
                                                                  ----------------------   --------------------
        Total current assets                                                   7,911                  7,178
   Property and equipment, net                                                   243                    376
   Other non-current assets                                                      103                    103
   Deferred taxes, non-current                                                    --                    146
                                                                  ----------------------   --------------------
        Total assets                                                        $  8,257               $  7,803
                                                                  ======================   ====================

Liabilities and Shareholders' Equity:
   Current liabilities:
     Long-term debt, current portion                                        $     14               $     16
     Accounts payable                                                            338                    314
     Accrued liabilities                                                       1,250                  1,759
     Deferred revenue                                                          1,114                    909
                                                                  ----------------------   --------------------
        Total current liabilities                                              2,716                  2,998
         Long term debt, net of current portion                                   18                     29
                                                                  ----------------------   --------------------
        Total liabilities                                                      2,734                  3,027
                                                                  ----------------------   --------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding: 3,682 and 3,425, respectively                 27,545                 27,258
     Accumulated deficit                                                     (22,022)               (22,482)
                                                                  ----------------------   --------------------
        Total shareholders' equity                                             5,523                  4,776
                                                                  ----------------------   --------------------
        Total liabilities and shareholders' equity                          $  8,257               $  7,803
                                                                  ======================   ====================

See accompanying notes to unaudited condensed consolidated financial statements.


                                    CASTELLE
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           Three months ended                  Nine months ended
                                                     ................................    ...............................
                                                       September 30,    September 30,    September 30,    September 30,
                                                           2004             2003              2004             2003
                                                     ----------------  --------------   ---------------  ---------------
   Net sales:
      Products                                            $ 2,079         $ 2,081           $ 6,181          $ 6,232
      Services                                                619             485             1,792            1,345
                                                     ----------------  --------------   ---------------  ---------------
         Total net sales                                    2,698           2,566             7,973            7,577

   Cost of sales                                              674             555             1,905            1,825
                                                     ----------------  --------------   ---------------  ---------------
         Gross profit                                       2,024           2,011             6,068            5,752
                                                     ----------------  --------------   ---------------  ---------------

   Operating expenses:
       Research and development                               470             427             1,312            1,211
       Sales and marketing                                    820             846             2,506            2,341
       General and administrative                             486             497             1,459            1,463
                                                     ----------------  --------------   ---------------  ---------------
          Total operating expenses                          1,776           1,770            5,277             5,015
                                                     ----------------  --------------    ---------------  ---------------
   Income from operations                                     248             241               791              737

       Interest income, net                                    10               5                18               13
       Other expense, net                                     (21)             (3)              (35)             (32)
                                                     ----------------  --------------   ---------------  ---------------
   Income before provision for income taxes                   237             243               774              718
       Provision for income taxes                              95               2               314                6
                                                     ----------------  --------------   ---------------  ---------------
   Net income                                             $   142         $   241           $   460          $   712
                                                     ================  ==============   ===============  ===============

   Income per share:
      Net income per common share - basic                  $ 0.04           $ 0.07           $  0.13          $ 0.22
      Net income per common share - diluted                $ 0.03           $ 0.06           $  0.10          $ 0.17
      Shares used in per share calculation - basic          3,647            3,286             3,573           3,260
      Shares used in per share calculation - diluted        4,353            4,344             4,414           4,154

See accompanying notes to unaudited condensed consolidated financial statements.

                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                          Nine months ended
                                                                                  ......................................
                                                                                  September 30, 2004  September 30, 2003
                                                                                  -----------------   ------------------
               Cash flows from operating activities:
                  Net income                                                            $   460             $   712
                  Adjustments to reconcile net income to net cash provided by operating activities:
                    Loss on disposal of fixed assets                                          2                  --
                    Depreciation and amortization                                           155                 160
                    Provision for doubtful accounts and sales returns                       (10)                (227)
                    Provision for excess and obsolete inventory                             (32)                (139)
                    Deferred taxes                                                          314                  --
                    Changes in assets and liabilities:
                     Accounts receivable                                                    (65)                 80
                     Inventories                                                           (323)                132
                     Prepaid expenses and other current assets                              (53)               (127)
                     Accounts payable                                                        24                  (2)
                     Accrued liabilities                                                   (509)                119
                        Deferred revenue                                                    205                 277
                                                                                  -----------------   ------------------
                        Net cash provided by operating activities                           168                 985

               Cash flows from investing activities:
                  Purchase of property and equipment                                        (24)               (140)
                                                                                  -----------------   ------------------
                       Net cash used in investing activities                                (24)               (140)
                                                                                  -----------------   ------------------

               Cash flows from financing activities:
                  Repayment of long-term debt                                               (13)                (16)
                  Repurchase of common stock                                                  -                 (49)
                  Proceeds from issuances of common stock,                                  287                 191
                                                                                  -----------------   ------------------
                       Net cash provided by financing activities                            274                 126
                                                                                  -----------------   ------------------

               Net increase in cash and cash equivalents                                    418                 971

               Cash and cash equivalents at beginning of period                           4,614               3,460
                                                                                  -----------------   ------------------
               Cash and cash equivalents at end of period                               $ 5,032             $ 4,431
                                                                                  =================   ==================


               Supplemental Information:
               Cash paid during the period for:
                  Interest                                                                $   4               $   7
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

     In addition, because we are dependent on a small number of distributors for a significant portion of the sales of our products, the loss of any of our major distributors or their inability to satisfy their payment obligations to us could have a significant adverse effect on our business, operating results and financial condition. In the first nine months of 2004 and 2003, Ingram Micro and Tech Data, our two largest distributors, collectively represented approximately 44% and 50% of our net sales, respectively.


     We do not currently have any material long-term supply contracts with any of our manufacturing subcontractors or component suppliers. We purchase finished products and components on a purchase order basis. We own all engineering, sourcing documentation, functional test equipment and tooling used in manufacturing our products and believe that we could shift product assembly to alternate suppliers if necessary. Certain key components of our products, including a modem chip set from Conexant, microprocessors from Motorola, integrated circuits from Intel and Kendin, are currently available from single sources. Other components of our products are currently available from only a limited number of sources. In addition, certain manufacturers have announced the end-of-life of certain standard off-the-shelf components which are being used by us in the manufacture of our FaxPress Products. However, we have purchased what we believe to be at least two years worth of supplies of these end-of-life components in an effort to assure an uninterrupted supply of FaxPress Products to our customers for the next two years, while we decide whether to re-engineer our Products with the manufacturers' suggested replacement parts, or develop new replacement products. We believe that most of these end-of-life components will be utilized in the following two years, resulting in insignificant amounts of excessive inventory, or none at all. We believe that Castelle's liquidity continues to be strong despite these purchases, as our cash reserves have increased during the periods when the parts were purchased.

     Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation. We have restated the three and nine months ended September 30, 2003 to show separate presentation of product and service revenue, to conform with the current period disclosure.

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

     We enter into agreements with some of our distributors that permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. Customers who purchase products directly from us also have limited return rights, which expire 30 days from product shipment. Revenues subject to stock rotation or other return rights are reduced by our estimates of anticipated exchanges and returns. We establish our returns allowance for distributors and direct customers based on historic return rates. We consider our historical return experience, as products are tracked by product part number and geographic location, in establishing returns reserves. If the returns for a period are significantly different from our historical return experience, revisions to our return allowance may be required, and the associated expense could change from current levels.

     Pursuant to our agreements with distributors, we also protect our distributors' exposure related to the impact of price reductions. Price adjustments are recorded at the time price reductions are communicated to our distributors. We have not had any such price adjustments for the periods presented.

     We generally provide our distributors the opportunity to earn volume incentive rebates based upon the amount of point of sales achieved during the fiscal quarter. These incentive rebates are accrued in the quarter incurred based on the distributors point-of-sales reports, which are usually provided to us within 3-5 business days after the close of the fiscal quarter, and recorded as a deduction in revenue.

     We also provide co-op and market development funds to our distributors. These rebates are accrued at the time revenue is recognized, or based on distributors' point-of-sales reports, and recorded as a reduction in revenue.

     Payment terms to our distributors and customers are generally thirty days.

     Revenue for transactions that include multiple elements such as hardware and post-contract customer support is allocated to each element based on its relative fair value and recognized for each element when the revenue recognition criteria have been met for such element. Fair value is generally determined based on the price charged when the element is sold separately.

     We provide Standard Support to our customers upon initial product sale. Standard Support includes advance swap of defective hardware and software within sixty days following new product registration. Hardware is warranted for an additional ten months if the defective product is returned for free-of-charge repair. In addition to Standard Support, we also provide Extended Support to our customers at the time of product purchase or anytime thereafter. Extended Support covers hardware and software for a period of one year. We recognize revenue from support or maintenance contracts, including extended warranty and support programs, ratably over the period of the contract.

     We have a Manufacturer Suggested Retail Price list for all of our products including support or maintenance contracts. We defer a prorated portion of our hardware sales for the sixty days product warranty and recognize the revenue as the liability is fulfilled.

     We also record a liability for the estimated future costs associated with warranty claims, which is based on historical experience and our estimate of the level of future costs. Warranty costs are reflected in the Statement of Earnings as a Cost of Sales. If actual warranty costs are different from our estimated costs, or if the warranty claims were to be significantly higher than our historical experience, then revisions to the estimated warranty liability may be required and the warranty expense could change from current levels.

     We do not sell software, which is incorporated into our hardware, separately, other than for our customers to purchase an upgrade to their existing products when we announce a major release of the software.

     The following table sets forth net sales derived from products and services for the nine months ended September 30, 2004 and for each of the three years in the period ended December 31, 2003.

                                       Nine Months                    Twelve Months Ended
                                          Ended
                                      -------------- -------------------------------------------------------
                                        September    December 31, 2003    December 31,    December 31, 2001
                                        30, 2004                              2002
                                      -------------- ------------------ ----------------- ------------------
    Net Sales:
         Products                            $6,181            $ 8,337            $8,617             $8,327
         Services                             1,792              1,877             1,142              1,027
                                      -------------- ------------------ ----------------- ------------------
             Total net sales                $ 7,973            $10,214            $9,759             $9,354
                                      ============== ================== ================= ==================


     We are unable to provide the cost of sales separately for products and services as our internal financial reporting systems does not track this information separately, and thus, such information is not available to us.

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

     Basic and diluted net income per share is calculated as follows for the third quarter and first nine months of 2004 and 2003 (in thousands, except per share amounts):

                                                          (in thousands, except per share amounts)
                                                  .......................................................
                                                                          (Unaudited)
                                                  .......................................................
                                                      Three months ended          Nine months ended
                                                  ........................... ...........................
                                                    September    September     September     September
                                                    30, 2004      30, 2003      30, 2004     30, 2003
                                                  --------------------------- ---------------------------
Basic:
   Weighted average common shares outstanding           3,647        3,286         3,573        3,260
                                                  =========================== ===========================
   Net income                                          $  142        $ 241        $  460       $  712
                                                  =========================== ===========================
   Net income per common share - basic                 $ 0.04        $0.07        $ 0.13       $ 0.22
                                                  =========================== ===========================

Diluted:
   Weighted average common shares outstanding           3,647        3,286         3,573        3,260
   Common equivalent shares from stock options            706        1,058           840          894
                                                  --------------------------- ---------------------------
   Shares used in per share calculation - diluted       4,353        4,344         4,414        4,154
                                                  =========================== ===========================
   Net income                                          $  142       $  241        $  460       $  712
                                                  =========================== ===========================
   Net income per common share - diluted               $ 0.03       $ 0.06        $ 0.10       $ 0.17
                                                  =========================== ===========================

     The calculation of diluted shares outstanding for the three months ended September 30, 2004 excludes 162,750 shares of common stock issuable upon exercise of outstanding stock options, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the nine months ended September 30, 2004 excludes 25,205 shares of common stock issuable upon exercise of outstanding stock options, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the nine months ended September 30, 2003 excludes 121,000 shares of common stock issuable upon exercise of outstanding stock options, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the three months ended September 30, 2003 does not exclude any shares of common stock that are antidilutive, as there were none for the period.

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

     Had compensation costs been determined consistent with SFAS No. 123, our net income, would have been changed to the amounts indicated below (unaudited, in thousands, except per share data):


                                                        Three months ended           Nine months ended
                                                   ............................. ...........................
                                                     September   September 30,    September     September
                                                     30, 2004         2003         30, 2004     30, 2003
                                                   ----------------------------- ---------------------------

   Net Income - as reported                          $ 142          $ 241          $ 460        $ 712
   Fair value of stock-based compensation, net        (128)           (86)          (382)        (173)
       of taxes
   Net income - pro forma                               14            155             78          539
   Net income per share - basic - as reported        $ 0.04         $ 0.07        $ 0.13       $ 0.22
   Net income per share - diluted - as reported      $ 0.03         $ 0.06        $ 0.10       $ 0.17
   Net income per share - basic - pro forma          $ 0.00         $ 0.05        $ 0.02       $ 0.17
   Net income per share - diluted - pro forma        $ 0.00         $ 0.04        $ 0.02       $ 0.13


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

5.       Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of provisions for excess and obsolete inventory. Inventory details are as follows (unaudited, in thousands):

                                            September 30, 2004      December 31, 2003
                                          ----------------------- -----------------------
  Raw material                                     $  1,072                  $  610
  Work in process                                       104                       -
  Finished goods                                        356                     567
                                        -----------------------------------------------
            Total inventory                        $  1,532                 $ 1,177
                                        ===============================================


     After the announcement by our component suppliers that new components are available to replace certain of their end-of-life components currently used in our FaxPress products, we have purchased approximately two years worth of these end-of-life components in an effort to guarantee a smooth supply of our FaxPress Products to our customers. As of September 30, 2004, we have approximately $600,000 worth of end-of-life components as compared to $361,000 at the end of December 31, 2004. We believe that most of these end-of-life components will be utilized in the following two years, resulting in insignificant amounts of excessive inventory, or none at all.

     Inventories are reduced for excess and obsolete inventories. These write-downs are based on management's review of inventories on hand on a quarterly basis, compared to management's assumptions about future demand, market conditions and anticipated timing of the release of product upgrades or next generation products. If actual market conditions for future demand are less favorable than those projected by us or if product upgrades or next generation products are released earlier than anticipated, additional inventory write-downs may be required. Obsolete products removed from gross inventory are physically scrapped.

6.       Segment Information:

     We have determined that we operate in one segment. Revenues by geographic area are determined by the location of the customer and are summarized as follows (unaudited, in thousands):

                                                                   (Unaudited)
                                               ....................................................
                                                  Three months ended         Nine months ended
                                               .........................  .........................
                                                September    September     September   September
                                                 30, 2004    30, 2003       30, 2004    30, 2003
                                               -------------------------  -------------------------

   United States                                  $ 2,195      $ 1,966       $ 6,630     $ 5,974
   Europe                                             186          192           518         520
   Pacific Rim                                        265          297           600         797
   Rest of Americas, excluding United States           52          111           225         286
                                               -------------------------- -------------------------
     Total Revenues                               $ 2,698      $ 2,566       $ 7,973     $ 7,577
                                               ========================== =========================

     Customers that individually accounted for greater than 10% of net sales are as follows (unaudited, in thousands):

                 ...................................................................................................
                                  Quarter Ended                                   Nine Months Ended
                 ................................................. .................................................
                   September 30, 2004       September 30, 2003        September 30, 2004      September 30, 2003
   Customer       Amount    Percentage      Amount   Percentage      Amount     Percentage    Amount    Percentage
   --------       ------    ----------      ------   ----------      ------     ----------    ------    ----------
       A            $  357           13%      $  496          19%     $  1,796          23%    $  1,608         21%
       B            $  592           22%      $  874          34%     $  1,668          21%    $  2,188         29%


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

     Lease Commitments
     The following represents combined aggregate maturities for all of our financing and commitments under operating and capital leases as of September 30, 2004 (unaudited, in thousands):



                                                                         Capital Lease        Total
                                                       Operating Leases   Obligations      Commitments
                                                       ----------------------------------------------------
           Three months ending December 31, 2004                $    52            $   4          $    56
           Year ending December 31, 2005                            207               18              225
           Year ending December 31, 2006                            207               15              222
           Year ending December 31, 2007                            207                -              207
           Year ending December 31, 2008                            207                -              207
           Year ending December 31, 2009                             86                -               86
                                                       ----------------------------------------------------
           Total Commitments                                    $   967          $   37          $  1,004
            Less amount representing interest                         -              (5)               (5)
                                                       ----------------------------------------------------
                       Present value of lease                   $   967          $   32           $   999
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

     We lease certain of our equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require us to pay taxes, insurance and maintenance costs. As of September 30, 2004, we had $32,000 outstanding under a loan and security agreement, which is subject to an interest rate of 12.8%.

     On August 2, 2004, we secured from Silicon Valley Bank a new revolving line of credit to replace the previous credit facility. The new revolving line of credit provides for borrowings of up to $4.0 million and has a one-year term. Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank's prime rate plus 0.50%. Under the new facility we are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of September 30, 2004, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

     Product Warranties and Guarantor Arrangements

     We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the Statement of Earnings as a Cost of Sales. If actual warranty costs are different from our estimated costs, or if the warranty claims were to be significantly higher than our historical experience, then revisions to the estimated warranty liablilty may be required and the warranty expense could change from current levels. A reconciliation of the changes in our warranty liability during the periods presented is as follows (in thousands):


                                                                        (Unaudited)
                                                    ....................................................
                                                       Three months ended          Nine months ended
                                                    ..........................  ........................
                                                     September    September      September   September
                                                      30, 2004     30, 2003      30, 2004    30, 2003
                                                    --------------------------  ------------------------
     Balance at beginning of period                        $22         $ 31          $ 22         $34
     Accruals for warranties issued during the               -           16             2          49
     period
     Actual warranty expense                               (5)          (8)           (7)        (44)
                                                    --------------------------  ------------------------
     Balance at end of period                              $17         $ 39          $ 17         $39
                                                    ==========================  ========================


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

9.       Stock Buyback:

     In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.3 million of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at the discretion of our management. No time limit was set for the completion of this program. At the time of the approval by the Board of Directors, we had approximately 4.8 million shares of common stock outstanding. During the fourth quarter of 2002, we repurchased from open market and negotiated transactions a total of approximately 1.6 million shares for approximately $1.8 million, at an average per share price of $1.10. During the first quarter of 2003, we repurchased from open market transactions a total of 46,500 shares for $49,000, at an average per share price of $1.04. We have not repurchased any shares since the first quarter of 2003, but intend to continue to execute our buyback program as we determine necessary. The approximate dollar value of shares that may yet be repurchased under the plan was $420,000 as of September 30, 2004.

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


Critical Accounting Policies

Castle's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition; distributor programs and incentives; warranty; credit, collection and allowances for doubtful accounts; inventories and related allowance for obsolete and excess inventory; and income taxes, which are discussed in more detail under the caption "Critical Accounting Policies" in our 2003 Annual Report on Form 10-K.

Consolidated Statements of Operations - As a Percentage of Net Sales

                                                   Three months ended                 Nine months ended
                                             ................................  ................................
                                              September 30,     September 30,   September 30,     September 30,
                                                   2004             2003             2004             2003
                                             ---------------   --------------  ---------------   --------------
   Net sales
      Products                                       77%              82%              78%              82%
      Services                                       23%              18%              22%              18%
                                             ---------------   --------------  ---------------   --------------
          Total net sales                           100%             100%             100%             100%

   Cost of sales                                     25%              22%              24%              24%
                                             ---------------   --------------  ---------------   --------------
       Gross profit                                  75%              78%              76%              76%
                                             ---------------   --------------  ---------------   --------------

   Operating expenses:
       Research and development                      18%              17%              17%              16%
       Sales and marketing                           30%              33%              31%              31%
       General and administrative                    18%              19%              18%              19%
                                             ---------------   --------------  ---------------   --------------
          Total operating expenses                   66%              69%              66%              66%
                                             ---------------   --------------  ---------------   --------------
   Income from operations                             9%              9%               10%              10%

       Interest income, net                           *                *                *                *
       Other expense, net
                                                      *                *                *                *
                                             ---------------   --------------  ---------------   --------------

   Income before provision for income taxes           9%               9%              10%              10%
       Provision for income taxes                     4%               *                4%               1%
                                             ---------------   --------------  ---------------   --------------
   Net income                                         5%               9%               6%               9%
                                             ===============   ==============  ===============   ==============

         *  Less than 1%

Results of Operations

     Net Sales

                                                              (Unaudited)
                                  ....................................................................
                                         Three months ended                 Nine months ended
                                  .................................  .................................
                                    September 30,    September 30,    September 30,     September 30,
                                        2004             2003              2004             2003
                                  ----------------  --------------   ---------------  ----------------
   Net sales
      Products                         $ 2,079         $ 2,081           $ 6,181           $ 6,232
      Services                             619             485             1,792             1,345
                                  ----------------  --------------   ---------------  ----------------
         Total Net sales               $ 2,698         $ 2,566           $ 7,973           $ 7,577
                                  ================  ==============   ===============  ================


                                                    Three months ended          Nine months ended
                                                 .........................  ..........................
                                                  September    September     September    September
                                                   30, 2004    30, 2003       30, 2004    30, 2003
                                                 -------------------------  --------------------------
    Net Sales
       United States                                 $2,195      $ 1,966       $ 6,630       $5,974
       Europe                                           186          192           518          520
       Pacific Rim                                      265          297           600          797
       Rest of Americas, excluding United States         52          111           225          286
                                                 -------------------------- --------------------------
         Total Net Sales                             $2,698      $ 2,566       $ 7,973       $7,577
                                                 ========================== ==========================


              Net sales for the third quarter of 2004 were $2.7 million as compared to $2.6 million in the same period in 2003. Net sales for the first nine months of 2004 were $8.0 million as compared to $7.6 million for the same period in 2003. Sales in the three and nine months ended September 30, 2004 included a benefit of $126,000 from an adjustment of certain accruals related to a sales development program.

              Product sales of $2.1 million and $6.2 million for the three and nine months ended September 30, 2004, respectively, were relatively unchanged as compared to the same periods in 2003. .

              Service revenues are comprised primarily of extended warranty and support programs as well as 60-days of maintenance bundled with initial product sales. Revenue related to these arrangements is recognized ratably over the period of the arrangement. Service revenues in the third quarter of 2004 increased 28% to $619,000 from $485,000 in the same period in 2003. For the first nine months of 2004, service revenues increased 33% to $1.8 million from $1.3 million in the same period in 2003. The increase in service revenues was primarily due to increased sales of extended warranty contracts due to an increase in our installed customer base as well as the launch of our FaxPress Premier fax server products in the second half of 2003. We anticipate service revenues to increase as more FaxPress Premier fax servers are sold.

              Domestic sales in the third quarter of 2004 were $2.2 million, as compared to $2.0 million for the same period in 2003, representing 81% and 77% of total net sales in the third quarter of 2004 and 2003, respectively. Domestic sales for the first nine months of 2004 were $6.6 million, as compared to $6.0 million for the same period of 2003, which represents 83% and 79% of total net sales in 2004 and 2003, respectively. The increase in sales was mostly attributable to sales of the new FaxPress Premier fax server products and a benefit of $126,000 from a sales development program adjustment.

              International sales (excluding sales to the rest of the Americas) for the third quarter of 2004 were $451,000 as compared to $489,000 in the third quarter of 2003. This represents

     17% and 19% of net sales for 2004 and 2003, respectively. International sales (excluding sales to the rest of the Americas) were $1.1 million for the first nine months of 2004, as compared to $1.3 million for the same period in 2003, which represents 14% and 17% of total net sales for the first nine months of 2004 and 2003, respectively. The decline in sales was mostly due to lower sales of our fax server products. We anticipate international sales to increase as the FaxPress Premier fax servers are fully introduced to the rest of the world.

              Sales to the rest of the Americas (excluding the United States) in the third quarter of 2004 were $52,000 as compared to $111,000 in the year-ago quarter, representing 2% and 4% of total net sales, respectively. The decrease in sales was mostly due to lower sales of our fax server products. For the nine months ended September 30, sales to the rest of the Americas were $225,000 and $286,000 for 2004 and 2003, respectively. This represents 3% and 4% of net sales respectively.

     Cost of Sales; Gross Profit

              Gross profits were $2.0 million, in both the third quarters of 2004 and 2003, or 75% and 78% of net sales, respectively. Gross profits for the first nine months of 2004 and 2003 were $6.1 million and $5.8 million, respectively, or 76% of net sales for both periods. Gross profits for the three and nine months ended September 30, 2004 included the benefit of $126,000 from the sales development program adjustment.

              We are unable to provide the cost of sales separately for products and services, as our internal financial reporting systems do not track this information in the reported periods.

     Research & Development

              Research and development expenses for the third quarter of 2004 were $470,000, or 17% of net sales, as compared to $427,000 or 17% of net sales for the same period in 2003. For the first nine months of 2004, research and development expenses were $1.3 million, as compared to $1.2 million in the same period of 2003, or 16% of net sales for both periods. The increase for the nine-month period of $101,000 was mostly attributable to higher outside consulting expenses to enhance our current product features. The employment of consultants is expected to continue until the short-term projects are completed.

     Sales & Marketing

              Sales and marketing expenses for the third quarter of 2004 were $820,000, or 30% of net sales, as compared to $846,000, or 33% of net sales, for the same period in 2003. Sales and marketing expenses were $2.5 million for the first nine months of 2004, and $2.3 million for the same period of 2003, which represents 31% of net sales for both periods. The increase for the nine-month period of $165,000 was primarily due to an increase in compensation expense related to headcount additions of $282,000 offset in part by lower advertising and promotional expenses of $114,000. Sales and marketing expenses are anticipated to remain relatively stable.

     General & Administrative

              General and administrative expenses were $486,000 for the third quarter of 2004, or 18% of net sales, as compared to $497,000, or 19% of net sales for the third quarter of 2003. General and administrative expenses were $1.5 million for both the first nine months of 2004 and 2003, or 18% and 19% of net sales, respectively. General and administrative expenses are anticipated to remain relatively stable.

     Provision for Income Tax

              Prior to the fourth quarter of 2003, we had not reported significant income tax expenses because we had utilized available net operating loss (NOL) and tax credit carry-forwards. These NOLs were fully reserved by a valuation allowance due to uncertainty surrounding the likelihood of their realization. Due to our continued profitability and a determination that it is more likely than not that certain future tax benefits will be realized, a portion of the deferred tax assets were recognized in the fourth quarter of 2003. Beginning in 2004, for purposes of financial reporting, we are providing for income taxes at an effective tax rate of 40%. As a result, $95,000 of income tax expense has been provided in the third quarter of 2004 as compared to $2,000 in the third quarter of 2003. For the first nine months of 2004, we have provided $314,000 for income taxes, as compared to $6,000 in 2003. However, for income tax purposes, we had $12.9 million of NOLs available at the end of December 2003 to offset future taxable income, and we do not expect to utilize significant amounts of cash for income tax payments until these NOLs have been utilized. If we determine that the amount of the deferred tax assets to be realized is greater or less than the amount we have recorded, adjustments may be required.


Liquidity and Capital Resources

                                            September 30, 2004    December 31, 2003      September 30, 2003
                                            ------------------    -----------------      ------------------
                                                               (dollars in thousands)
    Cash and cash equivalents                           $  5,032            $   4,614              $  4,431
    Working capital                                     $  5,195            $   4,180              $  3,296
    Working capital ratio                                    2.9                  2.4                   2.1

         As of September 30, 2004, we had approximately $5.0 million of cash and cash equivalents. For the nine months ended September 30, 2004, cash generated from operating activities was $168,000 as compared to $985,000 in the same period of last year. . This reduction of cash from operating activities of $817,000 is attributable to a number of factors, including (i) an increase in inventory of $348,000 due mostly to the purchase of end-of-life components, net of usage, totaling $239,000 and other components to support production of FaxPress and FaxPress Premier products of $109,000, (ii) a decrease in total accrued liabilities of $628,000 due to an adjustment of certain accruals related to a sales development program of $126,000, a software license settlement of $50,000, a reduction of unneeded reserve of $61,000 after the software settlement, and use of co-op and market development funds of $181,000 for product promotions.

         Our investing activities in the first nine months of 2004 for $24,000 and 2003 for $140,000 were for purchases of capital assets to replace obsolete computer equipment.

         We generated $274,000 from financing activities in the first nine months of 2004 as compared to $126,000 in the same period of 2003 primarily from proceeds received from issuance of common stock, offset partially by repayment of debt. In the first three months of 2003, we also used $49,000 to repurchase common stock.

         In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.3 million shares of our common stock, for cash in open market, negotiated or block transactions. The timing of these transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of our management. No time limit was set for the completion of this program. Since the beginning of this program, we have repurchased from open market and negotiated transactions a total of 1.7 million shares for $1.8 million, at an average per share price of $1.10. We have not repurchased any shares since the first quarter of 2003, but intend to continue to execute our buyback program, as we deem appropriate.

         We have extended our lease for our corporate headquarters in Morgan Hill, California. The modified lease on the Morgan Hill facility has a term of five years, commencing on June 1, 2004 and expiring in May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 2012 commencing with rent at 95% of fair market value. As of September 30, 2004, future minimum payments under the lease were $967,000.

         In December 2000, as a source of capital asset financing, we entered into a loan and security agreement with a finance company for an amount of $75,000. This loan bears interest at 12.8% and is repayable by December 2006. As of September 30, 2004, the aggregate value of future minimum payments was $37,000.

         The following represents combined aggregate maturities for all our financing and commitments as of September 30, 2004:

                                                                Payments Due by Period
                                          -------------------------------------------------------------------
Contractual Obligations                    Total       1 Year      2 - 3 Years   4 - 5 Years    More than 5
                                                                                                   Years
                                          --------- ------------- -------------- ------------- --------------
Capital (Finance) Lease Obligations          $  37         $  18          $  19             -            -
Operating Lease Obligations                  $ 967         $ 207          $ 415        $  345            -
                                          --------- ------------- -------------- ------------- --------------
Total contractual cash obligations          $1,004         $ 225          $ 434        $  345            -
                                          ========= ============= ============== ============= ==============


        As of September 30, 2004, we had a $4.0 million collateralized revolving line of credit with a bank, which is to expire in August 2005. The revolving line of credit provides for borrowings of up to $4.0 million.
 Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank's prime rate plus 0.50%. Under the new facility we are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of September 30, 2004, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

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

         Other factors contributing to fluctuations in our quarterly operating results include:

|X|  changes in the demand for our products;
|X| customer order deferrals in anticipation of new versions of our products;
|X| the introduction of new products and product enhancements by us or our competitors;
|X| the effects of filling the distribution channels following intro-ductions of new products and product enhancements;
|X| potential delays in the availability of announced or anticipated products; |X| the mix of product and revenue derived from the sale of extended warranty contracts;
|X| the commencement or conclusion of significant outside consulting contracts for our product development;
|X|  changes in foreign currency exchange
     rates; and
|X|  the timing of significant marketing and sales promotions.

         Based on the foregoing, we believe that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be viewed as indications of future performance.

We have a history of losses and a large accumulated deficit.

         We have experienced significant operating losses and, as of September 30, 2004, had an accumulated deficit of $22.0 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $591,000 of losses in 2001 attributable to a slowdown in demand for our products due in part to industry-wide adverse economic factors. We have been profitable since the third quarter of 2001, with total net income of $659,000 in 2002 and $1.6 million in 2003, and $460,000 for the first nine months in 2004. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

Substantially all of our revenue comes from the sale of fax server products, and a decline in demand for those products would harm our business, operating results and financial condition.

         We derive substantially all of our revenue from the sale of fax and print server products, with fax server products accounting for 97% of total sales in 2003 and almost all sales in the first nine months of 2004. We expect that our current products will continue to account for most of our sales in the near future. A decline in demand for our fax server products as a result of competition, technological change, shortages of components or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on our business, operating results and financial condition.

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

         The principal competitive factors affecting the market for our products include:

|X|   product functionality;
|X|   performance;
|X|   quality;
|X|   reliability;
|X|   ease of use;
|X|   quality of customer training and support;
|X|   name recognition;
|X|   price; and
|X| compatibility and conformance with industry standards and changing operating system environments.

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

         Sales to customers located outside the United States accounted for approximately 19%, 21% and 25% of our net sales in 2003, 2002 and 2001, respectively and for 18.6% for the first nine months of 2004. We sell our products in approximately 44 foreign countries through approximately 89 distributors. Our principal Japanese distributor accounted for approximately 38%, 27% and 40% of our international sales in 2003, 2002 and 2001, respectively and 42% for the first nine months of 2004, and 7%, 6% and 10% of our total net sales in 2003, 2002 and 2001, respectively and 7% for the first nine months of 2004. We expect that international sales will continue to represent a significant portion of our product revenues and that we will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. There can be no assurance that we will not experience difficulties resulting from changes in foreign laws relating to the export of our products in the future. In addition, because we primarily invoice foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for our products by causing prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on our international sales and a resulting material adverse effect on our business, operating results and financial condition. We may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. There can be no assurance that we will be able to maintain the level of international sales in the future. Any fluctuations in international sales will significantly affect our operating results and financial condition.

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

         At October 31, 2004, our officers and directors and their affiliates beneficially owned approximately 26% of the outstanding shares of common stock. Accordingly, together they had the ability to significantly influence the election of our directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We had no holdings of derivative financial or commodity instruments at September 30, 2004. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S. dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements. Therefore, we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market accounts or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment. However, sharp declines in interest rates could seriously harm interest earnings.

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

         Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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


CASTELLE

By:   /s/ Scott C. McDonald                             Date: November 12, 2004
      Scott C. McDonald
      Chief Executive Officer and President
      (Principal Executive Officer)

By:   /s/ Paul Cheng                                    Date: November 12, 2004
      Paul Cheng
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)