Form 10-K
period 2004-12-31
CASTELLE \CA\
filed 2005-04-15
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any amendment to this Form 10-K or in definitive proxy or information statements incorporated by reference in Part III of the From 10-K. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

The   approximate   aggregate   market   value  of  the  common  stock  held  by
non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market on June 30, 2004 was $10,086,628.

The number of shares of common stock outstanding at March 14, 2005 was 3,832,796.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be incorporated by reference from certain portions of Castelle's proxy statement relating to its 2004 Annual Meeting of Shareholders to be filed with the SEC or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2005.

Castelle
Table of Contents

                                                                            PAGE

PART I.........................................................................3

   ITEM 1.  BUSINESS...........................................................3
   ITEM 2.  PROPERTIES........................................................12
   ITEM 3.  LEGAL PROCEEDINGS.................................................12
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............13

PART II.......................................................................14

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES....14
   ITEM 6.  SELECTED FINANCIAL DATA...........................................15
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............................19
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........37
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................37
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................38
   ITEM 9A. CONTROLS AND PROCEDURES...........................................38
   ITEM 9B. OTHER INFORMATION.................................................39

PART III......................................................................40

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................40
   ITEM 11. EXECUTIVE COMPENSATION............................................40
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....40
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................40
   ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES...............................40

PART IV.......................................................................41

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...41

SIGNATURES....................................................................44

FINANCIAL STATEMENTS.........................................................F-3

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry. All of our forward-looking statements involve risks and uncertainties. Our actual results could differ significantly from our expectations and from the results expressed in or implied by these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances. Important factors that may cause results to differ from expectations include those discussed in Risk Factors beginning on page 28 in this document.

                                EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2004 includes restated financial statements as of December 31, 2003 and for each of the two fiscal years in the period ended December 31, 2003.

In April 2005, the Company completed a review of its accounting practices with respect to the historical classification of cost of service revenues, procedures for recognizing revenue associated with extended support contracts and procedures for establishing the accrual for paid-time-off, and determined that its historical financial statements as of and for the years ended December 31, 2002 and 2003 contained certain errors in the application of generally accepted accounting principles as described below:

      1.    Classification of cost of service revenues

            The Company has concluded that its historical classification of cost of service revenues did not conform to Generally Accepted Accounting Principles. Historically, such costs have been improperly included as a component of sales and marketing expenses on the Company's consolidated statements of earnings; however under generally accepted accounting principles, such costs are required to be classified as cost of service revenues. The Company has reclassified $711,000 and $729,000 in fiscal 2002 and 2003 out of sales and marketing and included these amounts within cost of service revenues in its statements of earnings. The reclassification had no impact on reported sales, net income, earnings per share, or cash flows from operations for the respective periods. The misclassification, however, did result in cost of sales being understated, and gross profit and operating expenses being overstated by equal amounts. The Company has concluded that the internal control deficiency that led to the errors in the historical classification of cost of service revenues is a "material weakness" as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2.

            Effective January 1, 2005, the Company established a separate cost center to capture solely the cost of service revenues and such costs will be classified as a component of cost of sales.

            The Company's review of such costs was prompted in part by the receipt in November 2004 and thereafter of a series of comment letters issued by the Division of Corporation Finance of the Securities and Exchange Commission to the Company.

      2.    Revenue recognition related to extended support contracts

            The Company has determined that as a result of an internal control deficiency, service revenues attributable to extended support contracts were overstated by approximately $39,000 and $34,000 for fiscal 2002 and fiscal 2003, respectively. These amounts should have been deferred and recognized as service revenues in subsequent periods. Such errors were the result of inadequate procedures in place to correctly recognize sales related to extended support contracts. The revenue overstatements represent less than 1% of the Company's total sales for the respective periods. In connection with their audit of the Company's consolidated financial statements for the year ended December 31, 2004, the Company's independent registered public accounting firm, Grant Thornton LLP, concluded that the internal control deficiency that led to the aforementioned revenue recognition errors is a "material weakness" as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2.

            During the first quarter of 2005, the Company enhanced its internal accounting system to ensure that revenue is recognized over the actual contract term.

      3.    Accrual for paid-time-off

            The Company has also identified an error that resulted in an overstatement of its accrual for paid-time-off beginning in 2002 and continuing through 2004. This error resulted in the overstatement of expenses by approximately $15,000 and $7,000 in fiscal 2002 and 2003, respectively. During the first quarter of 2005, the Company corrected the error that led to such over-accrual. The reported results as of and for the year ended December 31, 2004 reflect the appropriate accrual and expense for paid-time-off.

The Company has restated its consolidated financial statements for fiscal 2002 and 2003 in this 2004 Annual Report on Form 10-K to correct for these errors. The Company has also restated the unaudited quarterly consolidated financial statements for each of the 2003 and 2004 periods included in Item 8 in this 2004 Annual Report on Form 10-K to correct for the quarterly impact of such errors. Consequently, the historical financial statements and related financial information contained in Castelle's Annual Report on Form 10-K for the year ended December 31, 2003 and each of Castelle's Forms 10-Q for the year ended December 31, 2004 should no longer be relied upon and are superceded by the financial statements and financial information in this Annual Report on Form 10-K.

Note 3, Restatement of Previously Issued Financial Statements, to the notes to the consolidated financial statements discloses the impact of the adjustments arising from the accounting errors described above on the statements of earnings and balance sheets for the restated annual periods. In addition, Note 3 to the consolidated financial statements discloses the effect of the restatement on opening retained earnings as of January 1, 2002, which adjustment reflects the impact of the restatement on periods prior to 2002. This adjustment decreased previously reported accumulated deficit by $27,000 with a corresponding decrease to deferred revenue relating to extended support contracts. For information on the impact of the restatement on fiscal 2000 and 2001, reference is made to Item 6, Selected Financial Data, in Part II of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

      The following summary should be read in conjunction with, and is qualified in its entirety by, the more detailed information and Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                    OVERVIEW

      Castelle was incorporated in California in 1987, and its principal offices are located at 855 Jarvis Drive, Suite 100, Morgan Hill, California 95037. Unless the context otherwise requires, references in this Form 10-K to "we," "us," or the "Company" refer to Castelle. Our telephone number is (408) 852-8000. Castelle(R), LANpress(R) and JetPress(R) are registered tradeMARKS of the Company. FaxPressTM, FaxPress PremierTM and InfoPressTM are trademarks of the Company. This Annual Report on Form 10-K includes trademarks and trade names of other companies. Our common stock is listed on the Nasdaq SmallCap Market under the symbol CSTL. We maintain a Website with the address www.castelle.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics, that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the Nasdaq Stock Market.

      We develop, manufacture, market and support office automation systems that allow organizations to implement faxing over local area networks and the Internet. A market leader in fax solutions for small to medium sized workgroups, our FaxPress fax servers provide a simple way to integrate fax with email, desktop and back-end applications. Our products are designed to be easy to use and maintain, and provide an economical way for companies to share resources over their networks.

      Our products have historically centered on fax and print servers and related technologies. Beginning in 1997, our revenues declined as competition increased, primarily with the print server products in the Asia Pacific region, while at the same time the Internet and other networking technologies advanced. As a result, we experienced annual operating losses during 1997 through 1999. During the past eight years, management has redirected our efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. During 2004, we discontinued our LANpress print server and InfoPress product lines, but will continue to provide support to our customers during the warranty periods. Through the introduction of enhanced fax automation products that generate higher gross profits, restructuring and cost reductions, we were able to report operating profits in the fourth quarter of 1999 and in each of the four quarters of 2000. In 2000, we recorded a profit of $732,000 with sales at $14.8 million. We incurred a loss of $591,000 in 2001 with sales of $9.4 million, resulting from a decrease in demand for our products due in part to the slowness of the economy. Our sales and profitability rebounded beginning in the third quarter of 2001, and since then, we have recorded fourteen straight quarters of profitability.

Industry Background

      In the mid-1980s, organizations began to interconnect personal computers into local area networks (known as "LANs") in order to allow workgroups to share files, peripherals such as printers, and other specialized applications. As LANs have proliferated throughout organizations and client/server architectures have gained acceptance, they have become increasingly complex and the applications operating on computer networks have become more critical to the success of the business enterprise. The further proliferation of the Internet and Intranets and popularity of electronic communications expanded the role of LANs as a means to provide common access to the Internet, email and other office automation applications. Installation, maintenance and administration of LAN equipment required a staff of highly skilled professionals. The costs associated with LANs and related equipment, server-class hardware, specialized software, network integration and support services are significant and typically affordable only by larger organizations. Many businesses were not able to afford office automation applications beyond basic email, such as integrating fax technology into the network. This has created the opportunity for specialized networking equipment that would perform a single application very well, known in the industry as a "server appliance." It is similar to using a toaster instead of an oven, as it does a specific job better and it costs less. A server appliance is an integrated hardware and software product designed to reduce the complexity and cost for a specific server-based application. Internet routers, email servers, remote access servers, communication servers, fax servers and print servers are examples of server appliances used by businesses today.

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

      Server appliances, such as communications/messaging servers, have emerged and gained market acceptance due to their ability to significantly reduce complexity and cost associated with the installation and maintenance of networking systems. These appliances also make the complex functionality of Internet and Intranet communications available and affordable to smaller businesses. As professionals in enterprises and small organizations alike continue to recognize the benefits of server appliances, such as remote access, scanning, faxing, electronic mail and related functions, we believe that the demand for such network systems will increase.

Our Strategy

      Our objective is to be a leading worldwide supplier of network server appliances. We established a benchmark for "plug-and-play" and ease of use with our fax server product family. Our products are installed in many Fortune 1000 firms, small and medium sized businesses worldwide, integrating desktop fax automation, email, Internet connectivity and other shared services.

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

      Leverage Strategic Relationships: We augment our product offerings by establishing relationships with companies able to provide products in areas outside of our core technical competencies or in instances where internal development of such products is not cost-effective. We also establish relationships with numerous leaders in hardware and software technology to keep abreast of, and respond quickly to, technological changes that may affect the network enhancement market.

Products

      We develop and market a range of server appliances that enhance network productivity, performance and functionality.

      Fax Server Products: We offer the FaxPress family of network fax servers. We position FaxPress and FaxPress Premier as the easiest way to add faxing to a company's network and integrate fax with email. FaxPress and FaxPress Premier allow network users to send, receive, route, print, store, edit and retrieve fax transmissions from their own personal computers on a network. FaxPress and FaxPress Premier can be integrated into an email system creating a unified fax/email environment. FaxPress and FaxPress Premier enable users to transmit documents directly to a fax device as easily as if they were printing to a laser printer or sending an email message. The product also provides network administration features such as, monitoring, logging or configuring FaxPress and FaxPress Premier users. Our fax server products are designed to comply with current regulatory standards in the United States, Europe and the Pacific Rim. During 2004, 2003, and 2002, fax products represented 99%, 97%, and 95%, respectively, of total net sales.

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

      We offer a family of FaxPress and FaxPress Premier fax server systems ranging from entry-level products targeted for small businesses with fewer than 50 users to high-end fax solutions capable of supporting enterprise-wide installations. The suggested list prices for FaxPress and FaxPress Premier fax servers range from $1,495 to $48,995. Server pricing is based on hardware model, with no per-user costs. The FaxPress 2500, 5000 and 7000 families come with the FaxPress 8.X network fax software that adds integration with popular email packages, and many advanced fax management and integration features. Our
FaxPress Small Business Edition ("SBE") fax server does not include email integration started with our FaxPress 7.1.1 network fax software. The FaxPress Premier family comes with the FaxPress Premier 3.X network fax software. The following table summarizes our FaxPress and FaxPress Premier system products:

                                                                            ----------------------------------
                                                                                     Network Environment
  ------------------------------------------------------------------------------------------------------------
                                                                               NetWare
                                   Number of        Email        Network    3.x, 4.x, 5.x,         Windows
          Product Model            Channels      Integration     Topology    6.x (IPX,IP)      NT/2000/XP/2003
  ------------------------------------------------------------------------------------------------------------
  FaxPress SBE                         1        Not available    Ethernet         x                   x
  FaxPress 2500                        2              x          Ethernet         x                   x
  FaxPress 5000                    2, 4 or 8          x          Ethernet         x                   x
  FaxPress 7000                        8              x          Ethernet         x                   x
  FaxPress 7500                        8              x          Ethernet         x                   x
  FaxPress Premier Analog        4, 8, 12, 16         x          Ethernet        n/a                  x
  FaxPress Premier Digital T1    8, 24, 48, 72        x          Ethernet        n/a                  x
  FaxPress Premier ISDN            4, 8, 12           x          Ethernet        n/a                  x
  FaxPress Premier Digital E1   10, 30, 60, 90        x          Ethernet        n/a                  x
  ------------------------------------------------------------------------------------------------------------

Research and Product Development

      We have invested substantially in research and product development since inception. We believe our future performance will depend in large part on our ability to enhance our current products, to expand our product offerings, to maintain technological competitiveness and meet an expanding range of customer requirements. We spent $1.7 million, $1.6 million and $1.4 million in research and product development activities in 2004, 2003 and 2002, respectively.

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

      In 2004, we developed and released version 8.0 of our FaxPress software and version 3.0 of our FaxPress Premier software. The new releases of FaxPress
8.0 and FaxPress Premier 3.0 Network Fax Software offer a new level of email integration, expanded operating environments and fax automation. It includes a new gateway for IBM Lotus Notes email integration, improved integration with Microsoft Exchange, enhanced Windows XP and Citrix MetaFrame XP support, improved Novell client support, production faxing and fax automation made easy.

      The current  FaxPress and FaxPress  Premier fax server  product  lines are
continuously  being  enhanced  to  offer  greater   integration  into  corporate
networking environments.

Sales, Marketing and Distribution

      We sell our products through multiple channels, determined by the product, market and customer need. We have an established two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. Software enhancements and options that complement the FaxPress products are primarily marketed directly by us to registered end users. The direct sales group works closely with distributors and value-added resellers ("VARs") in qualifying sales opportunities for the fax server products. We also sell some products through the on-line store on our Web site. Demand for our products is created through a variety of marketing programs. These programs are targeted toward end-users to stimulate demand for the products and toward distributors, resellers, VARs and e-commerce vendors to promote the product in the sales channel. These programs include targeted and active participation in industry networking and communication trade shows, as well as advertising in associated publications. We increase awareness of our products by Internet marketing via targeted e-advertising, publishing and sponsoring email newsletters, enhancing our Web presence, print advertising, conducting direct mail campaigns, offering seminars, trade shows and conferences, and other forms of public relations efforts. Our Web site has been updated and designed to assist customers in obtaining information about our products and contacting our sales personnel.

      Our products are well suited for sale by e-commerce vendors, and we have experienced success working with leading resellers such as CDW and Insight.

      In 2004, Ingram Micro and Tech Data individually accounted for more than 10% of our sales and collectively represented approximately 44% of our net sales. In 2003 and 2002, the same distributors accounted for approximately 50% and 51% of our net sales for the respective years. Total sales to customers located in the Pacific Rim, Europe and rest of Americas comprised approximately 18%, 19%, and 21% of our net sales in 2004, 2003 and 2002, respectively.

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

Manufacturing

      Our current in-house manufacturing operations consist primarily of material planning, assembly, final testing, quality control and service repair. Most of our products are manufactured by third-party manufacturers that provide customized, integrated manufacturing services, including procurement, manufacturing, printed circuit board assembly and final testing. These arrangements enable us to shift certain costs to such providers, thereby allowing us to focus resources on our product development efforts. The failure of such manufacturers, to meet their contractual commitments to us could cause delays in product shipments, thereby potentially adversely affecting our business, operating results and financial condition.

      We do not currently have any material long-term supply contracts with any of our manufacturing subcontractors or component suppliers. We purchase finished products and components on a purchase order basis. We own all engineering, sourcing documentation, functional test equipment and tooling used in manufacturing our products and believe that we could shift product assembly to alternate suppliers if necessary. Certain key components of our products, including a modem chip set from Conexant, microprocessors from Motorola, integrated circuits from Intel and Kendin, are currently available from single sources. Other components of our products are currently available from only a limited number of sources. In addition, certain manufacturers have announced the end-of-life of certain standard off-the-shelf components which are being used by us in the making of our FaxPress Products. However, we have purchased at least two years worth of supplies of these end-of-life components, and are constantly replenishing our inventory from secondary markets too, in an effort to guarantee an uninterrupted supply of FaxPress Products to our customers for the next two years, while we decide whether to re-engineer our Products with the manufacturers' suggested replacement parts, or develop new replacement products.

Competition

      The network enhancement products and computer software markets are highly competitive, and we believe that such competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce the prices of products. We currently compete principally in the market for network fax servers and fax-on-demand software.

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

Employees

      As of March 1, 2005, we employed a total of 48 full-time equivalent personnel, 9 in operations, 13 in sales and marketing, 9 in engineering, 11 in customer service and 6 in finance and administration. We have not experienced a work stoppage, no employees are represented by a labor organization and we consider our employee relations to be good.

Executive Officers

      The names and ages of our executive officers as of February 28, 2005 are set forth below:

              Name             Age                  Position
       Scott C. McDonald        51   President, Chief Executive Officer

       Eric Chen                52   Senior Vice President, Engineering
                                     and Business Development

       Paul Cheng               56   Vice President, Finance and Administration,
                                     Chief Financial Officer and Secretary

       Richard Fernandez        45   Vice President, Operations

       Edward J. Heinze         59   Vice President, Sales, U.S.

       Michael Petrovich        43   Vice President, Sales, International

Scott C. McDonald

            Mr. McDonald has served as our President and Chief Executive Officer since April 2002. Mr. McDonald has served as a director since April 1999. From May 2001 to the first quarter of 2002, Mr. McDonald served on the board of directors for Octant Technologies and Digital Power Corporation and provided consulting services. Mr. McDonald served as the Chief Financial and Administrative Officer at Conxion Corporation, a network and Internet services company, from December 1999 to April 2001. From 1997 to 1999, Mr. McDonald served on the board of directors for CIDCO, Inc, Octant Technologies Inc. and Digital Power Corporation; in addition to providing consulting services to CIDCO, Inc. Mr. McDonald currently serves on the board of directors of privately held Octant Technologies, Inc. Mr. McDonald holds a BS in Accounting from the University of Akron and an MBA from Golden Gate University.

Eric Chen

            Mr. Chen has served as our Senior Vice  President,  Engineering  and
      Business Development since May 2002. From May 2000 to May 2002, Mr. Chen served as our Vice President, Engineering. Upon joining us i(n) 1989, Mr. Chen initially worked on software development projects including developing the first FaxPress e-mail gateways, porting FaxPress to non-Novell platforms, and the first menu-driven installation and configuration programs for both FaxPress and LANpress. Most recently, Mr. Chen served as the Director of Print Server Product Marketing and Business Unit and has managed the engineering development and manufacturing business relationships with our partners. Before joining our company, Mr. Chen was with 3COM, a network solutions provider. Mr. Chen has a BS in Engineering from Taiwan and an MS in Computer Science from the University of Massachusetts.

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

ITEM 2. PROPERTIES

      Our   headquarters,   including  our   executive   offices  and  corporate
administration,  development,  manufacturing,  marketing,  sales  and  technical services/support facilities, are located in Morgan Hill, California in approximately 16,600 square-feet of leased office space. We occupy this facility under a lease, the term of which expires in May 31, 2009 with one conditional three-year option, which if exercised, would extend the lease to May 31, 2012. We also rent office space for sales and customer support in Illinois. We believe our existing facilities will be adequate to meet our requirements for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      Subsequent to our Annual Meeting of Shareholders held on May 28, 2004, there were no matters submitted to a vote of securities holders during the remainder of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock (Nasdaq symbol "CSTL") began trading on the Nasdaq National Market on December 20, 1995 and was transferred to the Nasdaq SmallCap Market as of April 1999. The following table shows the closing high and low sale prices per share of our common stock as reported on the Nasdaq SmallCap Market. Such quotations do not include retail markups, markdowns or commissions.

              2003                          HIGH         LOW
                   First Quarter           $2.91        $1.03
                   Second Quarter          $3.86        $1.95
                   Third Quarter           $4.90        $3.01
                   Fourth Quarter          $3.50        $2.61

              2004                          HIGH         LOW
                   First Quarter           $7.80        $2.95
                   Second Quarter          $5.35        $2.77
                   Third Quarter           $3.39        $2.31
                   Fourth Quarter          $4.29        $2.71

      The market price of our common stock has been volatile.  See "Risk Factors
- Our stock price has been volatile, and is likely to continue to be volatile in the future."

      As of April 12, 2005 there were 700 holders of record of our common stock. On April 12, 2005 the last sale price reported on the Nasdaq SmallCap Market for our common stock was $3.25 per share.

Stock Buyback

      In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.25 million of our common stock for cash in open market, negotiated or block transactions. The timing of these transactions will depend on market conditions, other corporate strategies and will be at the discretion of management. No time limit was set for the completion of this program. At the time of the approval by the Board of Directors, we had approximately 4.8 million shares of common stock outstanding and as of the end of the third quarter 2002, cash and cash equivalents were approximately $4.8 million. During the fourth quarter of 2002, we repurchased from open market and negotiated transactions a total of 1.62 million shares for $1.8 million, at an average per share price of $1.10. During the first quarter of 2003, we repurchased from open market transactions a total of 46,500 shares for $48,000, at an average per share price of $1.04. We have performed no stock repurchases since then. However, we may continue to execute our buyback program as we deem necessary.

Dividend Policy

      We have not paid cash dividends on our common stock. The Board of Directors currently intends to retain any and all earnings for use in our business and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

      The following table sets forth a summary of our equity compensation plans as of December 31, 2004. Details of the plans are discussed in Note 7 to the Consolidated Financial Statements.

                                           Number of securities to        Weighted average
                                           be issued upon exercise        exercise price of             Number of
                                           of outstanding options,      outstanding options,      securities remaining
                                             warrants and rights         warrants and rights      for future issuance
                                             -------------------         -------------------      -------------------
1988 Equity compensation plan
approved by security holders                           7,000                     $2.38                        -0-

1998 (1988) Equity compensation
plan (As Amended) approved by
security holders                                     896,391                     $0.98                        -0-

2002 Equity compensation plan
approved by security holders                         389,205                     $3.07                   460,045

Equity compensation plans not
approved by security holders                              -0-                      n/a                        -0-
                                        -------------------------------------------------------------------------
         Total                                     1,292,596                     $1.61                   460,045

ITEM 6. SELECTED FINANCIAL DATA

      The five-year financial summary in this Item 6 has been revised to reflect the Company's restatement of previously reported results (see Note 3 to the consolidated financial statements).

      The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                Years ended December 31,
                                                        ----------------------------------------------------------------------
                                                          2004            2003             2002          2001            2000
                                                        -------         -------         ---------      -------         -------
                                                                      (Restated)       (Restated)      (Restated)      (Restated)
                                                                        (in thousands, except per share amounts)
STATEMENT OF EARNINGS DATA:
   Net Sales                                            $10,457         $10,180         $ 9,720        $ 9,381(5)      $14,832

   Gross Profit                                         $ 7,075         $ 6,969         $ 6,180        $ 5,479(6)      $ 8,360(6)
   Gross Profit as a % of Net Sales                          68%             68%             64%            58%             56%

   Net income (loss)                                    $ 2,119(1)      $ 1,606(2)      $   635          ($564)(4)     $   732
   Net income (loss) as a % of Net Sales                     20%(1)          16%(2)           7%            (6%)             5%

   Net income (loss) per share - diluted                $  0.48(1)      $  0.38(2)      $  0.14         ($0.12)        $  0.14

BALANCE SHEET DATA:
   Cash and Cash Equivalents                            $ 5,599         $ 4,614         $ 3,460(3)     $ 4,568         $ 3,893
   Working Capital                                      $ 5,750         $ 4,156         $ 2,437        $ 3,587         $ 3,969
   Total Assets                                         $10,147         $ 7,803         $ 5,635        $ 7,010         $ 8,543
   Long-term Liabilities                                $    14         $    29         $    44        $    64         $    63
   Shareholders' Equity                                 $ 7,281         $ 4,752         $ 2,926(3)     $ 4,229         $ 4,776

      (1) In 2004, we recorded a non-cash tax benefit of $1.1 million, or $0.24 per diluted share. This was a result of releasing a portion of our tax valuation allowance due to our continued profitability and a determination that it is more likely than not that certain future tax benefits will be realized.

      (2) In the fourth quarter of 2003, we recorded a non-cash tax benefit of $526,000, or $0.12 per diluted share, resulting from the release of a portion of our tax valuation allowance. Prior to the fourth quarter of 2003, we had not reported significant income tax expenses because we had utilized available Net Operating Loss ("NOL") and tax credit carryforwards. These NOLs were fully reserved by a valuation allowance due to uncertainly surrounding the likelihood of their realization. Due to our continued profitability over the past ten quarters and a determination that it was more likely than not that certain future tax benefits will be realized, a portion of the deferred tax assets were recognized in the fourth quarter.

      (3) In 2002, cash and cash equivalents and shareholders' equity reflect the use of $2 million of cash for the repurchase of 1.62 million shares of our common stock and the associated expenses.

      (4) Net loss for 2001 includes net charges for restructuring and other non-recurring items of $239,000.

      (5) Net sales in 2001 have been restated to increase service revenues by $27,000 as compared to previously reported net sales in relation to the extended support contracts adjustment. Consequently, the net loss for 2001 decreased to $564,000 as compared to the previously reported net loss of $591,000. There was no impact on previously reported net loss per share for 2001.

      (6) Gross profit and operating expenses for 2001 and 2000 have been restated to reduce such balances by equal amounts of $813,000 and $1 million, respectively, as compared to previously reported amounts, as a result of the reclassification of cost of service revenues from operating expenses to cost of sales.

Unaudited Quarterly Results of Operations

The following table sets forth certain consolidated quarterly financial data for the eight quarters ended December 31, 2004. This information is unaudited, but in our opinion, has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited interim results. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

The consolidated quarterly financial data presented below reflects the restatement of the periods through September 30, 2004 to reflect the adjustment for certain errors noted by the Company during the fourth quarter of fiscal 2004. For a description of the restatement items and the effect on annual periods for fiscal 2003 and 2002, see Note 3 to the Company's consolidated financial statements.

Selected Quarterly Data (unaudited)

                                                           Year 2004, Quarter Ended
                                                -------------------------------------------------
                                                 Mar 31        Jun 30        Sep 30       Dec 31
                                                ----------    ----------   ----------   ----------
                                                      (in thousands, except per share data)
                                                (Restated)    (Restated)   (Restated)
            Net sales (1)                         $2,539        $2,691        $2,685     $2,542
            Gross profit (2)                       1,702         1,883         1,804      1,686
            Operating income (3)                     228           272           236        330
            Net income(4)                            129           146           130      1,714(5)
            Net income per share, basic (4)         0.04          0.04          0.04       0.46(5)
            Net income per share, diluted (4)       0.03          0.03          0.03       0.39(5)

      (1) Net sales in the 2004 quarters ended March 31, June 30 and September 30 have been restated to reduce service revenues by $19,000, $26,000 and $13,000, respectively, as compared to previously reported net sales in relation to the extended support contract adjustments.

      (2) Gross profit and operating expenses for the quarters ended March 31, June 30 and September 30, 2004 have been restated to reduce such balances by equal amounts of $198,000, $216,000 and $207,000, respectively, as compared to previously reported amounts, as a result of the reclassification of cost of service revenues from operating expenses to cost of sales.

      (3) Operating income for the quarters ended March 31, June 30, and September 30, 2004 has been increased by an additional $1,000 in each of the three quarters, as compared to previously reported amounts to correct the overstatement of the Company's paid-time-off accrual.

      (4) The restatement adjustments referred to above reduced previously reported net income by $18,000, $25,000 and $12,000 in 2004 for the quarters ended March 31, June 30 and September 30, respectively. Both basic and diluted net income per share as restated decreased by $0.01 for the quarter ended June 30, 2004 as compared to the amounts previously reported. Basic and diluted net income per share as restated did not change from the amounts previously reported for the quarters ended March 31 and September 30.

      (5) Includes a non-cash tax benefit of $1.4 million, or $0.37 per basic share, and $0.31 per diluted share, resulting from the release of a portion of our tax valuation allowance.

                                                             Year 2003, Quarter Ended
                                                --------------------------------------------------
                                                  Mar 31        Jun 30      Sep 30        Dec 31
                                                ----------   ----------   ----------    ----------
                                                        (in thousands, except per share data)
                                                (Restated)   (Restated)   (Restated)    (Restated)
            Net sales (1)                         $2,495       $2,501       $2,561        $2,623
            Gross profit (2)                       1,626        1,752        1,814         1,777
            Operating income (3)                     252          232          238           357
            Net income (4)                           239          220          238           909(5)
            Net income per share, basic (4)         0.07         0.07         0.07          0.27(5)
            Net income per share, diluted (4)       0.06         0.05         0.05          0.21(5)

(1) Net sales in the 2003 quarters ended March 31, June 30, September 30 and December 31 have been restated to reflect the reduction of service revenues by $5,000, $10,000, $5,000 and $14,000, respectively, as compared to previously reported amounts in relation to the extended support contract adjustments.

(2) Gross profit and operating expenses for the quarters ended March 31, June 30, September 30 and December 31, 2003 have been restated to reduce such balances by equal amounts of $172,000, $177,000, $193,000 and $187,000, respectively, as compared to previously reported amounts, as a result of the reclassification of cost of service revenues from operating expenses to cost of sales.

(3) Operating income has been increased by $1,000 in the quarter ended March 31, 2003 and $2,000 in each of the remaining quarters of 2003, as compared to previously reported amounts, to correct the overstatement of the Company's paid-time-off accrual.

(4) The restatement adjustments referred to above reduced previously reported net income by $4,000, $8,000, $3,000 and $12,000 for the quarters ended March 31, June 30, September 30 and December 31, respectively. Basic net income per share as restated decreased by $0.01 for the quarter ended March 31 and did not change for the quarters ended June 30, September 30 or December 31, as compared to the amounts previously reported. Diluted net income per share as restated decreased by $0.01 for the quarters ended June 30 and September 30 and did not change for the quarters ended March 31 or December 31, as compared to the amounts previously reported.

(5) Includes a non-cash tax benefit of $526,000, or $0.16 per basic share, and $0.12 per diluted share, resulting from the release of a portion of our tax valuation allowance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    (All tabular amounts in thousands except per share amounts and as noted)

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

      Our products have historically centered on fax and print servers and related technologies. Starting in 1997, our revenues began to decline as competition increased, primarily with the print server products in the Asia Pacific Region, while at the same time the Internet and other networking technologies advanced. As a result, we experienced annual operating losses beginning in 1997 through 1999. We redirected our efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. We introduced our new products, the FaxPress 5000 in February 1999, FaxPress 2500 in November 1999, FaxPress SBE in February 2000 and the FaxPress 7500 in September 2000. In September 2003, we launched our newest enterprise level fax servers, the FaxPress Premier Analog and FaxPress Premier Digital. Today, our analog fax servers can provide up to 16 fax channels, the digital servers up to 71 T1 fax channels, the ISDN servers up to 12 fax channels and the E1 servers up to 90 fax channels. Our current FaxPress and FaxPress Premier software versions are 8.0 and 3.0, respectively, to support our hardware.

      In April 2005, we completed a review of our accounting practices with respect to the historical classification of cost of service revenues, procedures for recognizing revenue associated with extended support contracts and procedures for establishing the accrual for paid-time-off, and determined that our historical financial statements as of and for the years ended December 31, 2002 and 2003 contained certain errors in the application of generally accepted accounting principles. Consequently, we have restated our consolidated financial statements for fiscal 2002 and 2003 in this 2004 Annual Report on Form 10-K to correct for these errors. This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the restated amounts. Note 3 to the consolidated financial statements discloses the impact of the adjustments arising from the accounting errors described above on the statements of earnings and balance sheets for the restated annual periods.

      Improved cash management and operating results resulted in positive operating cash flows in 2002, 2003 and 2004. Cash balances increased to $5.6 million at December 31, 2004 from $4.6 million and $3.5 million at December 31, 2003 and December 31, 2002, respectively.

      From time to time, component manufacturers announce the end of life of certain of their products and at the same time introduce replacement components which are usually more efficient or cost effective. We have been informed by several of our component suppliers that new components are available to replace certain of their end-of-life components currently used in our FaxPress products. We have been replenishing, through secondary markets, and keeping approximately two years worth of these end-of-life components in an effort to guarantee a smooth supply of our FaxPress Products to our customers. We believe this will give us ample time to decide whether to re-engineer our Products with the manufacturers' suggested replacement parts, or develop new replacement products. We believe that most of these end-of-life components will be utilized in the following two years, resulting in insignificant amounts of excessive inventory, or none at all. We believe that Castelle's liquidity continues to be strong despite these purchases, as our cash reserves have increased during the periods when the parts were purchased. Even though we believe we have secured enough components for the next two years, there is no assurance that we will be able to secure additional components in the future, or be able to redesign new products in a timely manner. These end-of-life products represent $675,000 of the ending inventory balance.

Critical Accounting Policies

      We have identified the policies below as critical to our business operations and to the understanding of our results of operations. We have defined a critical accounting policy as one that is both important to the portrayal of our financial condition and results of operations and requires our management to make difficult, subjective or complex judgments. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K, beginning on page F-7. Note that preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of our financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates about future events and their effects cannot be made with certainty. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.

Revenue recognition

      We recognize revenue based on the provisions of Staff Accounting Bulletin No. 104 "Revenue Recognition," AICPA Statement of Position No. 97-2 ("SOP 97-2") "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exits."

      The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the arrangement, the Company defers revenue based on vendor-specific objective evidence of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered.

      Product revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collection is probable; and returns can be reasonably estimated. If an acceptance period or other contingency exists, revenue is recognized upon satisfaction of the contingency, customer acceptance or expiration of the acceptance period. Shipment generally occurs and title and risk of loss is transferred when the product is delivered to a common carrier.

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

      Pursuant to our agreements with distributors, we also protect our distributors' exposure related to the impact of price reductions. Future price adjustments are estimated and accrued at the time of sale as a reduction in revenue.

      We generally provide our distributors the opportunity to earn volume incentive rebates based on sales volume achieved during the fiscal quarter. These incentive rebates are accrued in the quarter incurred and recorded as a reduction in revenue.

      We also provide co-op and market development funds to our distributors. These incentives are accrued at the time revenue is recognized and recorded as a reduction in revenue.

      We offer a standard trade-in discount to all of our end-user customers under which the customer, upon trade-in of any previously purchased product, is entitled to a discount from our published price list on any product included in our current product offerings. We require our customers to physically return the previously purchased products to qualify for the trade-in discount. We account for the trade-in discount as a reduction of revenue at the time the product is traded in and a new product is purchased.

      Payment terms to our distributors and customers are generally thirty days, cash in advance, or by credit card.

      We evaluate product sales through our distribution channels and the related reserve requirement to establish an estimate for our sales returns reserve by reviewing detailed point-of-sales and on-hand inventory reports provided to us by our channel partners. Based on a combination of historical return experience, the sales activities to end-user customers by our channel partners and the level of inventories on hand at the channel partners, we determine our returns reserve at the end of each financial period, and increases or reduce the reserve balance accordingly.

      We provide standard support to our customers for an initial period of sixty days, which includes advance swap of the defective hardware and software, bug fixes, software upgrades and technical support. In addition to standard support, we also offer our customers the option to purchase extended support at the time of product purchase or anytime thereafter. Extended support covers hardware and software for a period of one year. We have established vendor-specific objective evidence with respect to the fair value of the standard support contracts based on standalone sales and renewals of our one-year extended support contracts. The fair value of our sixty day support contracts included with product sales is determined by pro-rating the related one-year extended support contracts. We recognize revenue from extended support contracts ratably over the period of the contract.

      We do not sell software, which is incorporated into our hardware, separately, other than for our customers to purchase as an upgrade to their existing products when we announce a major release of the software.

Product Warranty

      Hardware is warranted for one year from the date of sale and is repaired free-of-charge. Provisions for estimated warranty costs are recorded at the time products are shipped as a charge to cost of sales. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should product failure rates, material usage or service delivery cost differ from our estimates, revision to the estimated warranty liability would be required, which could affect the amount of gross profit reported.

Distributor Programs and Incentives

      We enter into agreements with some of our distributors that permit limited stock rotation rights. These stock rotation rights allow the distributor to return products for credit but require the purchase of additional products of equal value. We also protect our distributors' exposure related to the impact of price reductions. We generally provide our distributors the opportunity to earn volume incentive rebates based upon the amount of sales volume achieved during the fiscal quarter. We also provide co-op and market development funds to our distributors.

      If market conditions were to change, we may take actions to increase distributor incentive offerings possibly resulting in an incremental reduction of revenues at the time the incentive is offered. Moreover, if the actual incentive offerings are different from our estimates, or if the actual incentive claims are significantly higher than our historical experience, then revisions to the estimated incentive programs may be required resulting in additional reductions to revenue.

      We record estimated reductions to revenues for these distributor programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives.

Credit, collection and allowance for doubtful accounts

      We perform ongoing customer credit evaluations based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. When credit criteria are not met, we require cash-on-delivery or payment by credit card before products are shipped. On a quarterly basis, we specifically analyze accounts receivable, historical bad debts, customer concentration, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Such losses have generally been within our expectations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Three customers accounted for 60%, 69% and 68% of accounts receivable at December 31, 2004, 2003 and 2002, respectively.

Inventories and related write-downs for excess and obsolete inventory

      Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. We record write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based on assumptions about future product life-cycles, product demand and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

      In light of the approximately two years worth of end-of-life components we have purchased to ensure a smooth supply of our FaxPress Products to our customers, our management periodically reviews the usage, supply and inventory levels of these parts to determine whether additional purchases or excessive inventory provisions are necessary. As of December 31, 2004, we have approximately $675,000 worth of end-of-life components on hand and we believe that most of these components will be utilized in the following two years, resulting in insignificant amounts of excessive inventory, or none at all.

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

Results of Operations

      Comparison of Years Ended December 31, 2004 and 2003

           Net Sales

                                                                              Year Ended December 31,
                                                                    -----------------------------------------
                                                                       2004            2003            2002
                                                                    ---------       ---------       ---------
               Net Sales:                                                          (Restated)       (Restated)
                    Products                                        $   8,011       $   8,337       $   8,617
                    Services                                            2,446           1,843           1,103
                                                                    ---------       ---------       ---------

                      Total net sales                               $  10,457       $  10,180       $   9,720
                                                                    =========       =========       =========

                                                                              Year Ended December 31,
                                                                    -----------------------------------------
                                                                       2004            2003            2002
                                                                    ---------       ---------       ---------
             Net Sales:                                                            (Restated)       (Restated)
                    United States                                   $   8,574       $   8,222       $   7,660
                    Europe                                                785             704             826
                    Pacific Rim                                           804             883             887
                    Rest of Americas, excluding United States             294             371             347
                                                                    ---------       ---------       ---------

                      Total net sales                               $  10,457       $  10,180       $   9,720
                                                                    =========       =========       =========

            Net sales increased 3% to $10.5 million in 2004 from $10.2 million in 2003. The increase of $277,000 was primarily from increased sales derived from services of $603,000, offset by a reduction in products sales of $326,000.

            Products sales of $8.0 million in 2004, which represents 77% of total sales, declined by 4% as compared to $8.3 million in 2003, which represents 82% of total sales. The lower sales in 2004 are due largely to the Company's decision to divest its legacy products as part of its overall strategy to transition to its new generation of network fax servers, FaxPress Premier. We anticipate sales of our FaxPress Premier fax servers to grow as we continue to expand into Japan, Hong Kong and Mainland China markets. Product sales in 2004 also included a one-time pre-tax benefit of $126,000 from an adjustment of certain accruals related to a sales development program.

            Service revenues are comprised of extended warranty and support programs as well as 60-days of maintenance included with initial product sales. Revenue related to these arrangements is recognized ratably over the period of the arrangement. Service revenues in 2004, which represents 23% of total sales, increased 33% to $2.4 million from $1.8 million in 2003, which represents 18% of total sales. The increase in service revenues was primarily due to increased sales of extended warranty contracts due to an increase in our installed customer base as well as the launch of our FaxPress Premier fax server products in the second half of 2003. We anticipate service revenue to increase as more FaxPress Premier fax servers are sold.

            Domestic sales were $8.6 million in 2004 as compared to $8.2 million in 2003, representing 82% and 81%, respectively, of total net sales. The increase in sales was mostly attributable to the introduction of the new FaxPress Premier fax server products, which carry higher selling prices, an increase in service revenues and a benefit of $126,000 from a sales development program adjustment.

            International  sales  (excluding  sales to the rest of the Americas)
      were  $1.6   million  in  2004  and  2003,   representing   15%  and  16%,
      respectively, of total net sales. Most of our international sales are denominated in U.S. dollars and thus, could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

            Sales to the rest of the Americas, excluding the United States, were $294,000 in 2004, as compared to $371,000 in 2003, representing 3% and 4% of total net sales in 2004 and 2003, respectively. The decrease in sales was mostly due to lower sales of our FaxPress fax server products.

            In 2004, Ingram Micro, Tech Data and Macnica, our top three customers accounted for approximately 51% of our net sales. In 2003, the same three distributors accounted for 57% of net sales.

      Cost of Sales; Gross profit

                                                   Year Ended December 31
                                          -------------------------------------------
                                             2004             2003             2002
                                          ---------        ---------        ---------
         Cost of sales:                                   (Restated)        (Restated)
              Products                    $   2,556        $   2,485        $   2,833
              Services                          826              726              707
                Total cost of sales           3,382            3,211            3,540
         Gross profit                     $   7,075        $   6,969        $   6,180
         Gross profit as % of sales              68%              68%              64%

            Gross profit is equal to net sales less cost of sales. Cost of sales includes cost of materials, including components, manuals, diskettes, packaging materials and shipping. Cost of sales also includes compensation costs and overhead related to our manufacturing operations, inventory obsolescence and warranty expenses. Gross profit from service revenues in fiscal 2004 increased by $503,000 from fiscal 2003 due mostly to higher sales while cost of sales increased moderately. The higher gross profit from service revenues was offset by lower gross profit of $397,000 from product sales due to product mix. Gross profit in 2004 included the benefit of $126,000 from the sales development program adjustment.

            Periodically we review obsolete and unmarketable products in our inventory and make appropriate allowances for excess and obsolete inventory. Products that are determined to be obsolete and unmarketable are physically scrapped when it is determined that such inventories are no longer usable or salable. In 2004, we identified $35,000 of unmarketable products, which were scrapped, as compared to $154,000 worth of unmarketable products scrapped in 2003.

      Research and Development

                                                                              Year Ended December 31
                                                                  -------------------------------------------
                                                                     2004             2003             2002
                                                                  ---------        ---------        ---------
                                                                                   (Restated)       (Restated)
            Research and development expenses                     $   1,722        $   1,590        $   1,379
            Research and development expenses as % of sales              17%              15%              14%

            Research and development expenses represent costs associated with the development of new products and consist primarily of employee-related expenses, material costs and allocated facility costs. The higher research and development expenses in 2004 were mostly due to higher outside consulting expenses of $154,000 to enhance our current product features and $71,000 in higher compensation due to increased headcount, offset by a decrease in materials expense of $61,000. The employment of consultants is expected to continue until the short-term projects are completed. Research and development spending has supported both existing products and the development of new server appliances. We remain committed to the development of highly competitive new products and services through the efficient utilization of our engineering resources.

      Sales and Marketing

                                                                      Year Ended December 31
                                                             -------------------------------------------
                                                                2004             2003             2002
                                                             ---------        ---------        ---------
                                                                              (Restated)       (Restated)
            Sales and marketing expenses                     $   2,486        $   2,398        $   2,301
            Sales and marketing expenses as % of sales              24%              24%              23%

            Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives, product promotion expenses, and allocated facilities expenses, including expenses associated with our regional sales and support offices. The increase in sales and marketing expenses was largely due to increased compensation expenses of $216,000 related to headcount additions, offset in part by lower advertising and promotional expenses of $129,000. Sales and marketing expenses are anticipated to remain relatively stable.

      General and Administrative

                                                                                Year Ended December 31
                                                                    -------------------------------------------
                                                                       2004             2003             2002
                                                                    ---------        ---------        ---------
                                                                                     (Restated)       (Restated)
            General and administrative expenses                     $   1,801        $   1,902        $   1,943
            General and administrative expenses as % of sales              17%              18%              20%

            General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and accounting expenses, and allocated facilities expenses. The lower expenses in 2004, as compared to 2003, were mainly attributable to lower compensation expenses of $88,000 mostly because of lower incentive payments due to performance goals that were not met. General and administrative expenses are expected to increase in fiscal 2005 in relation to Sarbanes-Oxley internal control compliance.

      Interest and Other Income (Expenses)

            Interest and other income (expense) consists primarily of interest income earned from our invested cash balances, interest expense on capital leases, bank service fees, and miscellaneous income and expenses. Interest and other income (expense) for 2004 was $14,000 as compared $10,000 in 2003.

      Provision for Income Tax

            In fiscal 2004 and 2003, we recorded non-cash tax benefits of $1.1 million and $526,000, respectively, as a result of releasing portions of our tax valuation allowance. Consequently, as of December 31, 2004, we have recorded a total of $1.5 million of deferred tax assets. We have not reported significant income tax expenses because we have been able to utilize available Net Operating Loss ("NOL") and tax credit carryforwards to offset taxable income. Prior to December 31, 2003, the Company's NOLs were fully offset by a valuation allowance due to uncertainly surrounding the likelihood of their realization. Due to our continued profitability over the past 14 quarters and a determination that it is more likely than not that certain future tax benefits will be realized, a portion of the Company's deferred tax assets have been recognized during the fourth quarters of fiscal 2003 and 2004.

Comparison of Years Ended December 31, 2003 and 2002

      Net Sales

            Net sales increased 5% to $10.2 million in 2003 from $9.7 million in 2002. The increase of $460,000 resulted primarily from increased sales derived from services of $740,000 offset by a reduction in product sales of $280,000.

            Products sales of $8.3 million in 2003, which represents 82% of total sales, declined by 3% as compared to $8.6 million in 2002, which represents 89% of total sales, mostly due to lower sales of our FaxPress fax servers.

            Service revenues in 2003, which represents 18% of total sales, increased 67% to $1.8 million from $1.1 million in 2002, which represents 11% of total sales. The increase in service revenues was primarily due to increased sales of extended warranty contracts due to an increase in our installed customer base.

            Domestic sales were $8.2 million in 2003 as compared to $7.7 million in 2002, representing 81% and 79%, respectively, of total net sales. The increase in sales was mostly attributable to the introduction of the new FaxPress Premier fax server products in the fourth quarter of 2003, which carry higher selling prices, and an increase in service revenues.

            International  sales  (excluding  sales to the rest of the Americas)
      were $1.6 million in 2003 as compared to $1.7 million in 2002, representing 16% and 18%, respectively, of total net sales. International sales were lower largely due to lower sales of our FaxPress server products to Europe.

            Sales to the rest of the Americas, excluding the United States, were $371,000 in 2003, as compared to $347,000 in 2002, representing 4% of total net sales in both 2003 and 2002.

            In 2003, Ingram Micro, Tech Data and Macnica, our top three customers accounted for approximately 57% of our net sales. In 2002, the same three distributors accounted for 56% of net sales.

      Cost of Sales; Gross profit

            Gross profit was $7.0 million, or 68% of net sales, in 2003, compared to $6.2 million, or 64% of net sales, in 2002. Gross profit from service revenues in fiscal 2003 increased by $721,000 from fiscal 2002 due mostly to higher sales while cost of sales was relatively flat. Continuous product cost reductions in 2003 and increased outsourcing of manufacturing contributed to the improvement in gross profit from product sales in 2003 by $68,000.

            In 2003, we identified $154,000 of unmarketable products, which were scrapped, as compared to $158,000 in 2002.

      Research and Development

            Research and product development expenses were $1.6 million in 2003, as compared to $1.4 million in 2002, and represent 15% and 14% of net sales for those periods, respectively. The higher research and development expenses in 2003 were mostly due to additional material costs of $106,000 used in the development of our FaxPress Premier server products that were launched in September 2003, and higher compensation expense of $82,000 due to increased headcount.

      Sales and Marketing

            Sales and marketing expenses were $2.4 million and $2.3 million for 2003 and 2002, respectively, and represent 24% and 23% of net sales for those periods. The slight increase in sales and marketing expenses was largely due to increased promotional and travel related expenses of $235,000 and higher compensation expenses of $76,000 due to increased headcount, offset in part by lower consulting expenses of $173,000.

      General and Administrative

            General and administrative expenses were $1.9 million in both 2003 and 2002, and represent 18% and 20% of net sales for those periods. The slightly lower expenses in 2003 as compared to 2002 were mainly attributable to lower consulting expenses of $180,000 and legal and accounting fees of $166,000, offset partially by higher compensation expenses of $151,000 and investor relation expenses of $86,000. General and administrative expenses in 2002 included legal expenses of $128,000 and outside consulting expenses of $209,000, which were chiefly attributable to our stock repurchase and Nasdaq listing issues.

      Interest and Other Income(Expenses)

            Interest and other expenses for 2003 were $10,000 as compared to income of $44,000 in 2002. The decrease in interest and other income was chiefly due to a $29,000 reduction in interest income due to lower interest rates and decreased miscellaneous income of $26,000.

      Provision for Income Tax

            In the fourth quarter of 2003, we recorded a non-cash tax benefit of $526,000, resulting from the release of a portion of our tax valuation allowance. Prior to the fourth quarter, we had not reported significant income tax expenses because we had utilized available Net Operating Loss ("NOL") and tax credit carryforwards. These NOLs were fully reserved by a valuation allowance due to uncertainly surrounding the likelihood of their realization. Due to our continued profitability and a determination that it is more likely than not that certain future tax benefits will be realized, a portion of the deferred tax assets were recognized in the fourth quarter of fiscal 2003.

            In 2002, our provision for income taxes was $6,000, representing state income taxes. The tax provision for federal income taxes was offset by utilization of our net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

                                          December 31, 2004    December 31, 2003
                                          -----------------    -----------------
                                                   (dollars in thousands)
                                                                 (Restated)
            Cash and cash equivalents          $   5,599          $   4,614
            Working capital                    $   5,750          $   4,156
            Working capital ratio                    3.0                2.4

      Since our initial public offering of common stock in December 1995, our principal source of funding has been cash from our operations, with some funding from capital equipment lease lines. As of December 31, 2004, we had $5.6 million of cash and cash equivalents, an increase of $985,000 from December 31, 2003. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities of $626,000 and $410,000 in proceeds from the exercise of stock options.

      Even though cash and cash equivalents in 2004 improved over 2003, cash provided by operating activities declined by $492,000 primarily due to a planned increase in inventory of $608,000, mostly attributable to the purchase, net of usage, of $675,000 worth of end-of-life parts used in our FaxPress products in an effort to guarantee a smooth supply to our customers for the next two years, and the timing of accounts payable. The increase in cash provided by operating activities in 2003 as compared to 2002 was mainly due to higher earnings.

      In 2004, net cash provided by financing activities was $394,000 primarily from proceeds from issuance of common stock. In the first quarter of 2003, we repurchased $48,000 of our stock from open market transactions. We acquired additional property and equipment of $35,000, $164,000 and $34,000 in 2004, 2003 and 2002, respectively. Net cash used in financing activities of $2.0 million in 2002 was largely for the repurchase of our stock and the professional fees associated with such repurchase.

      In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.25 million shares of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of our management. No time limit was set for the completion of this program. As of December 31, 2003, we have repurchased from open market and negotiated transactions a total of 1.67 million shares for $1.8 million, at an average per share price of $1.10. We performed no stock repurchases during the rest of 2003 and 2004. However, we may continue to execute our buyback program as we deem necessary.

      In September, 2004, we entered into a $4.0 million collateralized revolving line of credit with a bank, which is to expire in August 2005. The revolving line of credit provides for borrowings of up to $4.0 million. Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank's prime rate plus 0.50%. Under the new facility we are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of December 31, 2004, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

      We lease certain of our equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require us to pay taxes, insurance and maintenance costs. As of December 31, 2004, we had $32,000 outstanding under a loan and security agreement, which is subject to an interest rate of 12.8%.

      We lease our headquarters in Morgan Hill, California. We have extended our building lease for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value. As of December 31, 2004, future minimum payments under the lease were $915,000.

      The following represents combined aggregate maturities for all our financing and commitments as of December 31, 2004:

                                                                   Payments Due by Period
                                            --------------------------------------------------------------------
   Contractual Obligations                                 Less Than                                 More than 5
                                              Total         1 Year      1 - 3 Years     3 - 5 Years      Years
                                            --------------------------------------------------------------------
  Capital (Finance) Lease Obligations       $     32       $     18       $     14             --         --
  Operating Lease Obligations               $    915       $    207       $    622       $     86         --
                                            --------------------------------------------------------------------
  Total contractual cash obligations        $    947       $    225       $    636       $     86         --
                                            ====================================================================

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

      We have experienced significant operating losses and, as of December 31, 2004, had an accumulated deficit of $20 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $591,000 of losses as recently as 2001 due to a slowdown in demand for our products due in part to industry-wide adverse economic conditions. We were able to recover and have been profitable since the third quarter of 2001. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

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

      We derive substantially all of our revenue from the sale of fax server products in 2004. We expect that our current products will continue to account for most of our sales in the near future. A decline in demand for our fax server products as a result of competition, technological change, shortages of components or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on our business, operating results and financial condition.

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

      The network enhancement products and computer software markets are highly competitive, and we believe that competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce the prices of products. We currently compete principally in the market for network fax servers and fax-on-demand software. Both direct and indirect competition could adversely affect our business and operating results through pricing pressure, loss of market share and other factors. Any material reduction in the average selling prices of our products would adversely affect gross margins. There can be no assurance we will be able to maintain the current average selling prices of our products or the related gross margins.

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

      Sales to customers located outside the United States accounted for approximately 18%, 19% and 21% of our net sales in 2004, 2003 and 2002, respectively. We sell our products in approximately 40 foreign countries through approximately 50 international distributors. We expect that international sales will continue to represent a significant portion of our product revenues and that we will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. There can be no assurance that we will not experience difficulties resulting from changes in foreign laws relating to the export of our products in the future. In addition, because we primarily invoice foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for our products by causing prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on our international sales and a resulting material adverse effect on our business, operating results and financial condition. We may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. There can be no assurance that we will be able to maintain the level of international sales in the future. Any fluctuations in international sales will significantly affect our operating results and financial condition.

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

The costs of compliance with recent developments in corporate governance regulation may affect our business, operating results and financial condition in ways that presently cannot be predicted further. In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business could suffer.

      Beginning with the enactment of the Sarbanes-Oxley Act of 2002, a significant number of new corporate governance requirements have been adopted or proposed through legislation and regulation by the Securities and Exchange Commission and Nasdaq National Stock Market. We may not be successful in complying with these requirements at all times in the future. Additionally, we expect these developments to increase our legal compliance and accounting costs, and to make some activities more difficult, such as stockholder approval of new stock option plans. We have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of that law regarding internal controls over financial reporting. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result, or the effect that these increased costs may have on our operating results.

      We have identified and may from time to time identify a number of deficiencies in our disclosure controls and procedures. In connection with the audit of the consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Grant Thornton LLP, determined that we had internal control deficiencies that constituted a "material weakness." Furthermore, we cannot assure you that we will be able to implement enhancements on a timely basis in order to prevent a failure of our internal controls or enable us to furnish future unqualified certifications. A material weakness or deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price. Any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.

Voting control by officers, directors and affiliates may delay, defer or prevent a change of control.

      At February 28, 2005, our officers and directors and their affiliates beneficially owned approximately 25% of the outstanding shares of common stock. Accordingly, together they had the ability to significantly influence the election of our directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB issued a revised FASB interpretation No. 46 (FIN 46R), "Consolidation for Variable Interest Entities, and interpretation of ARB No. 51". The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest Entity ("VIE") refers to an entity subject to consolidation according to the provisions of the Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity's financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R were effective for our fiscal 2004 first quarter. The adoption of FIN 46R did not have an impact on our financial position or results of operations.

      In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective. The Company does not expect the adoption of EITF 03-1 to have a material impact on our financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under the Company's stock option program. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for interim periods beginning after June 15, 2005. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt effective for its third quarter of fiscal 2005.

      In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (FSP No. 109-1) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law's deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1, effective for the Company in its fiscal year 2005. The FASB's guidance is not expected to have a material impact to the Company's financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We had no holdings of derivative financial or commodity instruments at December 31, 2004. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S. Dollars, certain spending is transacted in Pounds Sterling. These amounts are not currently material to our financial statements; therefore we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market accounts and related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of these investments. However, sharp declines in interest rates could seriously harm interest earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In April 2005, Castelle completed a review of its accounting practices with respect to the historical classification of cost of service revenues, procedures for recognizing revenue associated with extended support contracts and procedures for establishing the accrual for paid-time-off, and determined that its historical financial statements as of and for the years ended December 31, 2002 and 2003 contained certain errors in the application of generally accepted accounting principles. The outcome of this review has resulted in adjustments to Castelle's previously filed financial statements. Consequently, the historical financial statements and related financial information contained in Castelle's Annual Report on Form 10-K for the year ended December 31, 2003 and each of Castelle's Forms 10-Q for the year ended December 31, 2004 should no longer be relied upon and are superceded by the financial statements and financial information in the Annual Report on Form 10-K.

      The consolidated financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On September 24, 2004, the Audit Committee of the Board of Directors dismissed PricewaterhouseCoopers LLP (PwC) as Castelle's independent registered public accounting firm. On September 24, 2004, the Audit Committee engaged Grant Thornton LLP as Castelle's new independent registered public accounting firm for the fiscal year ended December 31, 2004. The change in independent registered public accounting firm was reported in a Current Report on Form 8-K dated September 30, 2004.

      PwC's reports on the consolidated financial statements of Castelle for the fiscal years 2002 and 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits of Castelle's consolidated financial statements as of and for the fiscal years ended December 31, 2002 and 2003 and through September 24, 2004, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its reports on the consolidated financial statements for such years. During Castelle's fiscal years ended December 31, 2002 and 2003 and through September 24, 2004, there were no "reportable events," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

      Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and as of the periods affected by the restatement referred to elsewhere in this Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms due to the following:

      (1) Through September 30, 2004, our historical classification of cost of service revenues did not conform to generally accepted accounting principles as such costs were classified as a component of sales and marketing expenses rather than as a component of cost of sales, due primarily to the fact that our internal financial reporting system did not track this information separately from certain sales and marketing expenses. This internal control deficiency that led to the errors in the historical classification of cost of service revenues is deemed to constitute a

            "material weakness" as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2.

      (2) Through September 30, 2004, service revenues attributable to extended support contracts were overstated due to inadequate procedures in place to correctly recognize sales related to extended support contracts. The Company's independent registered public accounting firm, Grant Thornton LLP, has concluded that the internal control deficiency that led to the revenue recognition errors is also a "material weakness" as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2.

      Effective January 1, 2005, the Company established a cost center to separately capture the cost of service revenues as a component of cost of sales. During the first quarter of fiscal 2005, the Company also enhanced its internal accounting system and related controls to ensure that revenue relating to extended support contracts is recognized over the actual contract term.

      In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      ITEM 9B. OTHER INFORMATION

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

      The information required by this Item concerning our directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in our definitive Proxy Statement (the "Proxy Statement"), related to our 2004 Annual Meeting of Shareholders to be filed by us with the Securities and Exchange Commission ("SEC") no later than April 30, 2005 or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2005.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In October 2002, the Company engaged W.R. Hambrecht + Co. ("WRH + Co."), an investment bank, to manage our stock buyback program approved by the Board of Directors. Mr. Robert Hambrecht, a director of Castelle, is also a director of W.R. Hambrecht + Co. Through March 31, 2003, WRH + Co. had received an insignificant amount of compensation under this arrangement. There were no stock buyback activities from March 2003 through March 10, 2005.

      Other information required by this Item is incorporated by reference from the sections captioned "Certain Transactions" and "Executive Compensation" contained in the Proxy Statement.

ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES

      Information  regarding  principal  auditor  fees and  service is set forth
under  "Ratification  of  Selection  of  Independent   Auditors"  in  the  Proxy
Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

            1)    Financial Statements

                                                                                                  Page in
                                                                                                 Form 10-K
                                                                                                 ---------
                  Report of Grant Thornton LLP, Independent Registered
                  Public Accounting Firm........................................................    F-1
                  Report of Pricewaterhouse Coopers LLP, Independent Registered
                  Public Accounting Firm........................................................    F-2
                  Consolidated Balance Sheets as of December 31, 2004 and 2003..................    F-3
                  Consolidated Statements of Earnings for the years ended
                       December 31, 2004, 2003 and 2002.........................................    F-4
                  Consolidated Statements of Shareholders' Equity for the years ended
                       December 31, 2004, 2003 and 2002.........................................    F-5
                  Consolidated Statements of Cash Flows for the years ended
                       December 31, 2004, 2003 and 2002.........................................    F-6
                  Notes to Consolidated Financial Statements....................................    F-7

            2)    Financial Statement Schedules

                  The following financial statement schedule of Castelle for the years ended December 31, 2004, 2003 and 2002 is filed as part of this Form 10-K and should be read in conjunction with the Company's Financial Statements.


                                                                                                   Page in
                                                                                                  Form 10-K
                                                                                                  ---------
                  Schedule II - Valuation and Qualifying Accounts...............................    F-29

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

      (b)   Reports on Form 8-K

            During the fourth quarter of 2004, Castelle filed a Form 8-K on October 27, 2004. Furnished under Item 12, "Results of Operations and Financial Condition", Castelle filed a press release regarding its financial results for its fiscal quarter ended September 30, 2004.

      (c)   Exhibits

                                                                      Incorporated by Reference
                                                                      -------------------------
Exhibit                                                                                            Date of        Exhibit     Filed
Number                   Exhibit Description                    Form         File No.           First Filing       Number   Herewith
                                                                             --------           ------------       ------   --------
3.1         Registrant's Amended and Restated Articles of       SB-2/A     33-99628-LA-          12/8/1995          3.3
            Incorporation.

3.2         Registrant's Amended and Restated Bylaws.           10-K       000-22020             12/31/2000         3.2

4.1         Specimen Stock Certificate representing shares      SB-2/A     33-99628-LA-          12/14/1995         4.1
            of Registrant's Common Stock.

10.1*       1995 Non-Employee Directors' Stock Option Plan,     SB-2/A     111-22020             12/14/1995         10.2
            as amended, and form of Director Stock Option
            Agreement

10.2        Form of Indemnity Agreement between the             SB-2/A     33-99628-LA-          12/8/1995          10.4
            Registrant and each of its directors and
            executive officers.

10.3        OEM Purchase Agreement dated May 23, 1995, by       SB-2/A     33-99628-LA-          12/8/1995          10.7
            and between the Registrant and SerComm
            Corporation.

10.4        Distribution Agreement dated February 26, 1990,     SB-2/A     33-99628-LA-          12/8/1995          10.8
            by and between the Registrant and Ingram Micro D
            Inc.

10.5        Distributor Contract dated June 25, 1991, as        SB-2/A     33-99628-LA-          12/8/1995          10.9
            amended June 25, 1991, by and between the
            Registrant and Tech Data Corporation.

10.6        International Distributor Agreement dated           SB-2/A     33-99628-LA-          12/8/1995          10.12
            February 24, 1994, by and between the Registrant
            and Macnica.

10.7*       1988 Equity Incentive Plan, as amended, and form    S-8        333-75247             3/29/1999          99.1
            of option agreement

10.8        International Distributor Agreement dated April     10-K       000-22020             3/29/2002          10.11
            24, 2001 by and between the Registrant and AMS
            Limited.

10.9        Commercial Tenant Lease Agreement dated August      10-K       000-22020             3/29/2002          10.12
            16, 2000 by and among the Registrant and Kyung
            S. Lee and Ieesun Kim Lee.

10.10       First Amendment to Lease Agreement dated June 1,    10-Q       000-22020             8/11/2004          10.1
            2004 by and among the Registrant and by and
            between Kyung S. Lee and Ieesun Kim Lee.

10.11*      Summary of Severance Agreements with Named             -               -                     -              -       X
            Executive Officers.

10.12       Employment agreement dated April 22, 2002 by and    10-K       000-22020             3/28/2003          10.16
            between the Registrant and Scott McDonald.

10.13       Form of Executive Severance and Transition          10-K       000-22020             3/28/2003          10.16
            Benefits Agreement dated April 22, 2002 by and
            between the Registrant and Scott McDonald.

10.14*      2002 Equity Incentive Plan.                         10-K       000-22020             3/28/2003          10.16

10.15       Loan and Security Agreement dated March 18, 1999    10-K       000-22020             3/28/2003          10.17
            by and between the Registrant and Silicon Valley
            Bank.

10.16       Loan Modification Agreement dated March 16, 2003    10-K       000-22020             3/28/2003          10.18
            by and between the Registrant and Silicon Valley
            Bank.

10.17       Loan Modification Agreement dated March 15, 2004    10-K       000-22020             3/29/2004          10.16
            by and between the Registrant and Silicon Valley
            Bank.

10.18       Loan and Security Agreement dated August 2, 2004    10-Q       000-22020             8/11/2004          10.2
            by and between the Registrant and Silicon Valley
            Bank.

23.1        Consent of Grant Thornton LLP, Independent                                                                          X
            Registered Public Accounting Firm

23.2        Consent of PricewaterhouseCoopers LLP,                                                                              X
            Independent Registered Public Accounting Firm

            * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the fifteenth day of April 2005.


                                       By: /S/ SCOTT C. MCDONALD
                                           -------------------------------------
                                           Scott C. McDonald
                                           President and Chief Executive Officer

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                          Title                              Date
----                                          -----                              ----
/S/ SCOTT C. MCDONALD     President, Chief Executive Officer                April 15, 2005
-----------------------   (principal executive officer) and Director
Scott C. McDonald

/S/ PAUL CHENG            Vice President, Finance and Administration,       April 15, 2005
-----------------------   Chief Financial Officer (principal accounting
Paul Cheng                officer) and Secretary

/S/ DONALD L. RICH        Chairman of the Board                             April 15, 2005
-----------------------
Donald L. Rich

/S/ ROBERT H. HAMBRECHT   Director                                          April 15, 2005
-----------------------
Robert H. Hambrecht

/S/ ROBERT O. SMITH       Director                                          April 15, 2005
-----------------------
Robert O. Smith

/S/ PETER R. TIERNEY      Director                                          April 15, 2005
-----------------------
Peter R. Tierney

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Castelle

We have audited the accompanying balance sheet of Castelle and its subsidiary (the "Company") as of December 31, 2004 and the related statements of earnings, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castelle and its subsidiary as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended December 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

Grant Thornton LLP
San Francisco, California
March 3, 2005, except
for Note 3, as to which the
date is March 31, 2005

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Castelle

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Castelle and its subsidiary at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3, the Company has restated its financial statements for each of the two years in the period ended December 31, 2003

PricewaterhouseCoopers LLP
San Jose, California
March 29, 2004,
except for Note 3,
as to which the date is
April 13, 2005

Castelle
Consolidated Balance Sheets
(in thousands)
--------------------------------------------------------------------------------

                                                                                December 31,
                                                                      ------------------------------
                                                                          2004               2003
                                                                      -----------        -----------
Assets                                                                                    (Restated)
Current assets:
    Cash and cash equivalents                                         $     5,599        $     4,614
    Accounts receivable, net                                                  857                873
    Inventories                                                             1,785              1,177
    Prepaid expenses and other current assets                                 130                134
    Deferred taxes                                                            231                380
                                                                      -----------        -----------
           Total current assets                                             8,602              7,178

Property and equipment, net                                                   203                376
Other assets                                                                   50                103
Deferred taxes                                                              1,292                146
                                                                      -----------        -----------

             Total assets                                             $    10,147        $     7,803
                                                                      ===========        ===========

Liabilities and Shareholders' Equity
Current liabilities:
    Current portion of long-term debt                                 $        15        $        16
    Accounts payable                                                          511                314
    Accrued liabilities                                                     1,073              1,737
    Deferred revenue                                                        1,253                955
                                                                      -----------        -----------
           Total current liabilities                                        2,852              3,022

Long-term debt, net of current portion                                         14                 29
                                                                      -----------        -----------
           Total liabilities                                                2,866              3,051
                                                                      -----------        -----------

Commitments and contingencies (Note 5)

Shareholders' equity:
    Preferred stock, no par value:
      Authorized:  2,000 shares in 2004 and 2003
      Issued and outstanding:  none in 2004 and 2003                           --                 --
    Common stock, no par value:
      Authorized:  25,000 shares
      Issued and outstanding: 3,799 shares at December 31, 2004
           and 3,425 shares at December 31, 2003                           27,668             27,258
    Accumulated deficit                                                   (20,387)           (22,506)
                                                                      -----------        -----------
           Total shareholders' equity                                       7,281              4,752
                                                                      -----------        -----------

             Total liabilities and shareholders' equity               $    10,147        $     7,803
                                                                      ===========        ===========

   The accompanying notes are an integral part of these financial statements.

Castelle
Consolidated Statements of Earnings
(in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                  Year Ended December 31
                                                     -------------------------------------------------
                                                         2004               2003               2002
                                                     -----------        -----------        -----------
                                                                         (Restated)         (Restated)
Net sales:
   Products                                          $     8,011        $     8,337        $     8,617
   Services                                                2,446              1,843              1,103
                                                     -----------        -----------        -----------
        Total net sales                                   10,457             10,180              9,720
                                                     -----------        -----------        -----------

Cost of sales:
   Products                                                2,556              2,485              2,833
   Services                                                  826                726                707
                                                     -----------        -----------        -----------
        Total cost of sales                                3,382              3,211              3,540
                                                     -----------        -----------        -----------
        Gross profit                                       7,075              6,969              6,180
                                                     -----------        -----------        -----------

Operating expenses:
    Research and development                               1,722              1,590              1,379
    Sales and marketing                                    2,486              2,398              2,301
    General and administrative                             1,801              1,902              1,943
    Restructuring recovery                                    --                 --                (40)
                                                     -----------        -----------        -----------
                                                           6,009              5,890              5,583
                                                     -----------        -----------        -----------

           Operating income                                1,066              1,079                597

Interest income, net                                          36                 16                 43
Other income (expense), net                                  (50)               (26)                 1
                                                     -----------        -----------        -----------

Income before provision for (benefit from)
    income taxes                                           1,052              1,069                641
Provision for (benefit from) income taxes                 (1,067)              (537)                 6
                                                     -----------        -----------        -----------

           Net income                                $     2,119        $     1,606        $       635
                                                     ===========        ===========        ===========

Net income per common share - basic                  $      0.59        $      0.49        $      0.14
                                                     ===========        ===========        ===========

Net income per common share - diluted                $      0.48        $      0.38        $      0.14
                                                     ===========        ===========        ===========

Shares used in per share calculation - basic               3,616              3,254              4,539
                                                     ===========        ===========        ===========

Shares used in per share calculation - diluted             4,417              4,186              4,586
                                                     ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

Castelle
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2004, 2003 and 2002
(in thousands)
--------------------------------------------------------------------------------

                                                            Common Stock
                                                   -----------------------------     Deferred        Accumulated
                                                      Shares            Amount     Compensation         Deficit           Total
                                                   -----------       -----------   ------------      -----------       -----------
Balances, December 31, 2001, restated                    4,745       $    28,977    $        (1)     $   (24,747)      $     4,229

    Issuance of common stock through
      exercise of stock options                             61                38             --               --                38
    Repurchase and cancellation of common stock         (1,619)           (1,977)            --               --            (1,977)
    Amortization of deferred compensation                   --                --              1               --                 1
    Net income, as restated                                 --                --             --              635               635

                                                   -----------       -----------    -----------      -----------       -----------
Balances, December 31, 2002, restated                    3,187            27,038             --          (24,112)            2,926
                                                   ===========       ===========    ===========      ===========       ===========

    Issuance of common stock through
      exercise of stock options                            285               268             --               --               268
    Repurchase and cancellation of common stock            (47)              (48)            --               --               (48)
    Net income, as restated                                 --                --             --            1,606             1,606

                                                   -----------       -----------    -----------      -----------       -----------
Balances, December 31, 2003, restated                    3,425            27,258             --          (22,506)            4,752
                                                   ===========       ===========    ===========      ===========       ===========
    Issuance of common stock through
      exercise of stock options                            374               410             --               --               410
    Net income                                              --                --             --            2,119             2,119

                                                   -----------       -----------    -----------      -----------       -----------
Balances, December 31, 2004                              3,799       $    27,668    $        --      $   (20,387)      $     7,281
                                                   ===========       ===========    ===========      ===========       ===========

   The accompanying notes are an integral part of these financial statements.

Castelle
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(in thousands)
--------------------------------------------------------------------------------

                                                                                    Year Ended December 31,
                                                                      --------------------------------------------------
                                                                          2004                2003               2002
                                                                      ------------       ------------       ------------
Cash flows from operating activities:                                                     (Restated)         (Restated)
    Net income                                                        $      2,119       $      1,606       $        635
    Adjustments to reconcile net income to
      net cash provided by  operating activities:
        Depreciation and amortization                                          206                213                206
        Provision for doubtful accounts                                         (1)                 5                (21)
        Allowance for sales returns and stock rotation                         886                524                660
        Write-downs of excess and obsolete inventory                            72               (167)              (105)
        Deferred taxes                                                        (997)              (526)                --
        Compensation expense related to grant of stock options                  --                 --                  1
        Loss on disposal of fixed assets                                         2                 --                  1
        Changes in assets and liabilities:
           Accounts receivable                                                (869)              (958)              (403)
           Inventories                                                        (680)               100                (79)
           Prepaid expenses and other current assets                            57                (41)                42
           Accounts payable                                                    197                (45)                79
           Accrued liabilities                                                (663)                56               (321)
           Deferred revenue                                                    297                351                187
                                                                      ------------       ------------       ------------
             Net cash provided by operating activities                         626              1,118                882
                                                                      ------------       ------------       ------------

Cash flows from investing activities:
    Acquisition of property and equipment                                      (35)              (164)               (34)
                                                                      ------------       ------------       ------------
             Net cash used in investing activities                             (35)              (164)               (34)
                                                                      ------------       ------------       ------------

Cash flows from financing activities:
    Repayment of notes payable                                                 (16)               (20)               (17)
    Repurchase of common stock                                                  --                (48)            (1,977)
    Proceeds from issuance of common stock                                     410                268                 38
                                                                      ------------       ------------       ------------
             Net cash provided by (used in) financing activities               394                200             (1,956)
                                                                      ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                           985              1,154             (1,108)

Cash and cash equivalents, beginning of period                               4,614              3,460              4,568
                                                                      ------------       ------------       ------------

Cash and cash equivalents, end of period                              $      5,599       $      4,614       $      3,460
                                                                      ============       ============       ============

Supplemental information:
    Cash paid during the period for:
      Interest                                                        $          5       $          9       $         10

   The accompanying notes are an integral part of these financial statements.

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Throughout these notes to the financial statements, all referenced amounts reflect the balances and amounts on a restated basis with respect to fiscal 2003 and 2002.

1.    Business and Organization of the Company

      Castelle develops, manufactures, markets and supports office automation systems that allow organizations to easily implement faxing over local area networks and the Internet. Castelle's FaxPress and FaxPress Premier fax servers provide simple ways to integrate fax with email, desktop and back-end applications.

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

      The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated capital requirements for the next 12 months. If the Company has a need for additional capital resources, it may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third-party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's existing and new products, if any, and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives

      In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company's major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company's business, operating results and financial condition. The Company's three largest distributors accounted for 51%, 57% and 56% of the Company's sales in 2004, 2003 and 2002, respectively. Customers accounting for more than 10% of net sales are presented in Note 9, Major Customers and Geographic Information

2.    Summary of Significant Accounting Policies

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

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

      Concentrations of credit risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash equivalents. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers' financial condition. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. Three customers accounted for 60%, 69% and 68% of accounts receivable at December 31, 2004, 2003 and 2002, respectively. The same three customers accounted for 51%, 57% and 56% of the Company's total sales in 2004, 2003 and 2002, respectively. Although the Company does not require collateral on accounts receivable arising from sales to large, well-established companies, it does require prepayments on certain sales to foreign and smaller companies.

      With respect to cash equivalents, the Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.

      Inventories and related write-downs for excess and obsolete inventory

      Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. We record write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based on assumptions about future product life-cycles, product demand and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

      We have purchased approximately two years worth of end-of-life components to ensure a smooth supply of our FaxPress Products to our customers. Accordingly, our management reviews periodically the usage, supply and inventory levels of these parts to determine whether additional purchases or excessive inventory provisions are necessary. As of December 31, 2004, we have approximately $675,000 worth of end-of-life components on hand and we believe that most of these components will be utilized in the following two years, resulting in insignificant amounts of excessive inventory, or none at all.

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

      Accounting for long-lived assets

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to undiscounted future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

      Revenue recognition

      We recognize revenue based on the provisions of Staff Accounting Bulletin No. 104 "Revenue Recognition," AICPA Statement of Position No. 97-2 ("SOP 97-2") "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exits."

      The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the arrangement, the Company defers revenue based on vendor-specific objective evidence of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered.

      Product revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed and determinable; collection is probable; and returns can be reasonably estimated. If an acceptance period or other contingency exists, revenue is recognized upon satisfaction of the contingency, customer acceptance or expiration of the acceptance period. Shipment generally occurs and title and risk of loss is transferred when the product is delivered to a common carrier.

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

      Pursuant to our agreements with distributors, we also protect our distributors' exposure related to the impact of price reductions. Future price adjustments are estimated and accrued at the time of sale as a reduction in revenue.

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      We generally provide our distributors the opportunity to earn volume incentive rebates based on sales volume achieved during the fiscal quarter. These incentive rebates are accrued in the quarter incurred and recorded as a reduction in revenue.

      We also provide co-op and market development funds to our distributors. These incentives are accrued at the time revenue is recognized and recorded as a reduction in revenue.

      We offer a standard trade-in discount to all of our end-user customers under which the customer, upon trade-in of any previously purchased product, is entitled to a discount from our published price list on any product included in our current product offerings. We require our customers to physically return the previously purchased products to qualify for the trade-in discount. We account for the trade-in discount as a reduction of revenue at the time the product is traded in and a new product is purchased.

      Payment terms to our distributors and customers are generally thirty days, cash in advance, or by credit card.

      We evaluate product sales through our distribution channels and the related reserve requirement to establish an estimate for our sales returns reserve by reviewing detailed point-of-sales and on-hand inventory reports provided to us by our channel partners. Based on a combination of historical return experience, the sales activities to end-user customers by our channel partners and the level of inventories on hand at the channel partners, we determine our returns reserve at the end of each financial period, and increase or reduce the reserve balance accordingly.

      We provide standard support to our customers for an initial period of sixty days, which includes advance swap of the defective hardware and software, bug fixes, software upgrades and technical support. In addition to standard support, we also offer our customers the option to purchase extended support at the time of product purchase or anytime thereafter. Extended support covers hardware and software for a period of one year. We have established vendor-specific objective evidence with respect to the fair value of the standard support contracts based on standalone sales and renewals of our one-year extended support contracts. The fair value of our sixty day support contracts included with product sales is determined by pro-rating the related one-year extended support contracts. We recognize revenue from extended support contracts ratably over the period of the contract.

      Hardware is warranted for one year from the date of sale and is repaired free-of-charge. Provisions for estimated warranty costs are recorded at the time products are shipped as a charge to cost of sales. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should product failure rates, material usage or service delivery cost differ from our estimates, revision to the estimated warranty liability would be required, which could affect the amount of gross profit reported.

      We do not sell software, which is incorporated into our hardware, separately, other than for our customers to purchase as an upgrade to their existing products when we announce a major release of the software.

      Shipping and handling

      Costs related to shipping and handling are included in cost of sales for all periods presented.

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Advertising costs

      Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $219,000, $345,000 and $193,000 in 2004, 2003 and
      2002, respectively.

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

      Net income per share

      Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for that period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options.

      Basic and diluted net income per share are calculated as follows (in thousands except per share amounts):

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                              2004             2003             2002
                                                          -----------      -----------      -----------
      Basic:                                                                (Restated)       (Restated)
         Weighted average shares                                3,616            3,254            4,539
                                                          ===========      ===========      ===========
         Net income                                       $     2,119      $     1,606      $       635
                                                          ===========      ===========      ===========
         Net income per share                             $      0.59      $      0.49      $      0.14
                                                          ===========      ===========      ===========

      Diluted:
         Weighted average shares                                3,616            3,254            4,539
         Common equivalent shares from stock options              801              932               47
                                                          -----------      -----------      -----------

         Shares used in per share calculation                   4,417            4,186            4,586
                                                          ===========      ===========      ===========

         Net income                                       $     2,119      $     1,606      $       635
                                                          ===========      ===========      ===========

         Net income per share                             $      0.48      $      0.38      $      0.14
                                                          ===========      ===========      ===========

      The calculation of diluted shares outstanding excludes 123,000, 120,000, and 1,153,000 shares of common stock for the years ended December 31, 2004, 2003, and 2002 respectively, as their effect was antidilutive in the period.

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

      Had compensation costs been determined consistent with SFAS No. 123, the Company's net income would have been changed to the amounts indicated below for the years ended December 31 (in thousands, except per share data):

                                                                   2004              2003              2002
                                                               -----------       -----------       -----------
                                                                                  (Restated)        (Restated)
             Net income - as reported                          $     2,119       $     1,606       $       635
             Fair value of stock-based compensation                   (520)             (433)             (176)
                                                               -----------       -----------       -----------
             Net income - pro forma                            $     1,599       $     1,173       $       459
                                                               ===========       ===========       ===========

             Net income per share - basic - as reported        $      0.59       $      0.49       $      0.14
             Net income per share - diluted - as reported      $      0.48       $      0.38       $      0.14
             Net income per share - basic - pro forma          $      0.44       $      0.36       $      0.10
             Net income per share - diluted - pro forma        $      0.36       $      0.28       $      0.10

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

      Recent accounting pronouncements

      In December 2003, the FASB issued a revised FASB interpretation No. 46 (FIN 46R), "Consolidation for Variable Interest Entities, an interpretation of ARB No. 51" The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest Entity refers to an entity subject to consolidation according to the provisions of the Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity's financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R were effective for the Company's fiscal 2004 first quarter. The adoption of FIN 46R did not have a material impact on the Company's financial position or results of operations.

      In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective. The Company does not expect the adoption of EITF 03-1 to have a material impact on our financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under the Company's stock option program. That cost will be recognized over the vesting period of the grants. SFAS No. 123R is effective for interim periods beginning

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      after June 15, 2005.. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt effective for its third quarter of fiscal 2005.

      In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (FSP No. 109-1) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law's deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1, effective for the Company in fiscal year 2005. The FASB's guidance is not expected to have a material impact to the Company's financial results.

3.    Restatement of Previously Issued Financial Statements

      In March and April 2005, the Company conducted a review of its accounting practices with respect to the historical classification of cost of service revenues, procedures for recognizing revenue associated with extended support contracts and procedures for establishing the accrual for paid-time-off, and determined that its historical financial statements as of and for the years ended December 31, 2003 and 2002 contained certain errors in the application of generally accepted accounting principles as described below:

      o     Classification of cost of service revenues

            The Company has concluded that its historical classification of cost of service revenues did not conform to generally accepted accounting principles. Historically, such costs were improperly included as a component of sales and marketing expenses on the Company's consolidated statements of earnings; however under generally accepted accounting principles, such costs are required to be classified as cost of service revenues. Accordingly, the accompanying consolidated statements of earnings for the years ended December 31, 2003 and 2002 reflect the reclassification of $729,000 and $711,000, respectively, out of sales and marketing and into cost of service revenues. The reclassifications had no impact on previously reported sales, net income, earnings per share or cash flows from operations for the respective periods. The misclassification, however, did result in cost of sales being understated, and gross profit and operating expenses being overstated by equal amounts.

      o     Revenue recognition related to extended support contracts

            The Company has determined that service revenues attributable to extended support contracts were overstated by approximately $34,000 and $39,000 for the years ended December 31, 2003 and 2002, respectively. These amounts should have been deferred and recognized as service revenues in subsequent periods. Accordingly, the accompanying consolidated statements of earnings for the years ended December 31, 2003 and 2002 reflect reductions to previously reported service revenues of $34,000 and $39,000, respectively. The error that led to these revenue overstatements in 2003 and 2002 also affected 2001, resulting in revenue being understated in 2001. Consequently, opening retained earnings as of January 1, 2002 have been adjusted to reflect the impact of the error on 2001. This adjustment decreased previously reported accumulated deficit by $27,000 with a corresponding decrease to deferred revenue. The

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            accompanying balance sheets reflect the aggregate impact of the restatement adjustments on deferred revenue as of the periods presented.

      o     Accrual for paid-time off

            The Company has also determined that its accrual for paid-time-off was overstated as of December 31, 2003 and 2002. This error resulted in the overstatement of expenses by $7,000 and $15,000 for the years ended December 31, 2003 and 2002, respectively. Accordingly, the accompanying consolidated statements of earnings for the years ended December 31, 2003 and 2002 reflect reductions to previously reported operating expenses of $7,000 and $15,000, respectively. The accompanying balance sheets reflect the aggregate impact of the restatement adjustments on accrued liabilities as of the periods presented.

      The following tables set forth the previously reported amounts and the restated amounts reflected in the accompanying financial statements:

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                          Castelle
                                                          Reconciliation of Statements of Earnings
                                                        (amounts in thousands, except per share data)
                                  Year-ended                     Year-ended       Year-ended                     Year-ended
                                  ----------                     ----------       ----------                     ----------
                                  December 31,                                   December 31,
                                      2003                       December 31,        2002                       December 31,
                                 as previously                       2003       as previously                       2002
                                    reported      adjustments    as restated       reported      adjustments    as restated
                                 -------------    -----------    ------------   -------------    -----------    ------------
Sales:
    Products                        $  8,337             --       $  8,337         $  8,617              --       $  8,617
    Services                           1,877            (34)         1,843            1,142             (39)         1,103
                                    --------       --------       --------         --------        --------       --------
      Net sales                       10,214            (34)        10,180            9,759             (39)         9,720

Cost of sales:
    Products                           2,485             --          2,485            2,836              (3)         2,833
    Services                              --            726            726               --             707            707
                                    --------       --------       --------         --------        --------       --------
      Total cost of sales              2,485            726          3,211            2,836             704          3,540
                                    --------       --------       --------         --------        --------       --------
     Gross Profit                      7,729           (760)         6,969            6,923            (743)         6,180
                                    --------       --------       --------         --------        --------       --------
Operating expenses:
   Research and development            1,590             --          1,590            1,383              (4)         1,379
   Sales and marketing                 3,131           (733)         2,398            3,016            (715)         2,301
   General and administrative          1,902             --          1,902            1,943              --          1,943
   Restructuring charges                  --             --             --              (40)             --            (40)
                                    --------       --------       --------         --------        --------       --------
     Total operating expenses          6,623           (733)         5,890            6,302            (719)         5,583
                                    --------       --------       --------         --------        --------       --------
     Operating income                  1,106            (27)         1,079              621             (24)           597
                                    --------       --------       --------         --------        --------       --------

   Other income (expense), net           (10)            --            (10)              44              --             44
                                    --------       --------       --------         --------        --------       --------

Income before provision for
(benefit from) income taxes            1,096            (27)         1,069              665             (24)           641

   Provision for (benefit
   from) income taxes                   (537)            --           (537)               6              --              6
                                    --------       --------       --------         --------        --------       --------

     Net income                     $  1,633            (27)      $  1,606         $    659             (24)      $    635
                                    ========       ========       ========         ========        ========       ========
Net income per common
share:
     Basic                          $   0.50         ($0.01)      $   0.49         $   0.15          ($0.01)      $   0.14
                                    ========       ========       ========         ========        ========       ========
     Diluted                        $   0.39         ($0.01)      $   0.38         $   0.14        $   0.00       $   0.14
                                    ========       ========       ========         ========        ========       ========

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                          Castelle
                                                    Summary of Adjustments to Consolidated Balance Sheets
                                                                   (amounts in thousands)
                                     December 31,                                     December 31,
                                         2003                       December 31,         2002                        December 31,
                                    as previously   Restatement         2003         as previously   Restatement         2002
                                       reported     adjustments     as restated        reported      adjustments     as restated
                                    -------------   -----------     -----------      -------------   -----------    -------------
Balance sheet accounts:
Current liabilities:
     Accrued liabilities              $  1,759             ($22)      $  1,737         $  1,696             (15)       $  1,681
     Deferred revenue                      909               46            955              592              12             604
     Total current liabilities           2,998               24          3,022            2,668              (3)          2,665
Total liabilities                        3,027               24          3,051            2,712              (3)          2,709
                                      --------         --------       --------         --------        --------        --------
Accumulated deficit                    (22,482)             (24)       (22,506)         (24,115)              3         (24,112)
     Total shareholders' equity          4,776              (24)      $  4,752         $  2,923               3        $  2,926
Total liabilities and
shareholders' equity                  $  7,803               --       $  7,803         $  5,635              --        $  5,635
                                      ========         ========       ========         ========        ========        ========

4.    Balance Sheet Detail (in thousands)

      Accounts Receivable, net:

                                                            December 31,
                                                    ---------------------------
                                                        2004           2003
                                                    -----------     -----------

         Accounts receivable                        $     1,295     $     1,354
         Less: allowance for sales returns                 (408)           (442)
         Less: allowance for doubtful accounts              (30)            (39)
                                                    -----------     -----------

            Total accounts receivable, net          $       857     $       873
                                                    ===========     ===========

      Inventories:

                                                            December 31,
                                                    ---------------------------
                                                        2004           2003
                                                    -----------     -----------

         Raw materials                              $     1,202     $       610
         Work in process                                    118              --
         Finished goods                                     465             567
                                                    -----------     -----------

            Total inventories                       $     1,785     $     1,177
                                                    ===========     ===========

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Property and equipment:

                                                                       December 31,
                                                                ---------------------------
                                                                   2004             2003
                                                                ----------       ----------
            Production, test and demonstration equipment        $      422       $      420
            Computer equipment                                       1,151            1,175
            Office equipment                                           105              100
            Leasehold improvements                                     446              442
                                                                ----------       ----------
                                                                     2,124            2,137
            Less accumulated depreciation and amortization          (1,921)          (1,761)
                                                                ----------       ----------

               Total property and equipment                     $      203       $      376
                                                                ==========       ==========

            The Company recorded depreciation and amortization related to property and equipment of $206,000, $213,000 and $206,000 in 2004,
            2003 and 2002, respectively.

            As of December 31, 2004 and 2003, the Company had $75,000 and $100,000, respectively, of equipment under capital leases. Accumulated amortization associated with these capital leases was $61,000 and $65,000 at December 31, 2004 and 2003, respectively.

      Accrued liabilities:

                                                                       December 31,
                                                                ---------------------------
                                                                   2004             2003
                                                                ----------       ----------
                                                                                 (Restated)
            Accrued compensation                                $      429       $      462
            Accrued sales and marketing                                123              378
            Accrued professional fees                                   73              136
            Other accruals                                             448              761
                                                                ----------       ----------

               Total accrued liabilities                        $    1,073       $    1,737
                                                                ==========       ==========

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.    Commitments and Contingencies

      Lease Commitments

      The Company has entered into a noncancelable operating lease that expires in 2009 and other capital leases that expire at various dates ending in 2006, and is responsible for certain maintenance costs, taxes and insurance under the leases. The lease on the Company's headquarters facility was extended for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value. Future minimum payments under noncancelable operating leases are as follows (in thousands):

         Year Ending December 31,
              2005                                              $     207
              2006                                                    207
              2007                                                    207
              2008                                                    207
              2009                                                     87
                                                                ---------
                                                                $     915
                                                                =========

      Rent expense, including the facility lease and equipment rental, was $162,000 $288,000, and $298,000, for 2004, 2003 and 2002, respectively.

      The Company leases certain of its equipment under various capital leases that expire at various dates through 2006. The lease agreements frequently include renewal and escalation clauses and purchase provisions and require the Company to pay taxes, insurance and maintenance costs. As of December 31, 2004, the Company had a loan and security agreement of $32,000, which is subject to an interest rate of 12.8%. As of December 31, 2004, future minimum lease payments are as follows (in thousands):

         Year Ending December 31,
              2005                                                     18
              2006                                                     14
                                                                ---------
            Total minimum lease payments                               32
         Less amount representing interest                             (3)
                                                                ---------
            Present value of capital lease obligations                 29
         Less current portion                                         (15)
                                                                ---------
            Long-term portion of capital lease obligations      $      14
                                                                =========

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

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      reconciliation of the changes in our warranty liability during the periods presented is as follows (in thousands):

                                                             December 31,      December 31,
                                                                 2004              2003
         Warranty accrual at the beginning of the year       $        24       $        34
         Accruals for warranties issued during the year                2                15
         Settlements made in kind during the year                    (13)              (25)
                                                             -----------------------------
         Warranty accrual at the end of the year             $        13       $        24
                                                             =============================

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

6.    Bank Borrowings

      On August 2, 2004, we secured from Silicon Valley Bank a new revolving line of credit to replace the previous credit facility. The new revolving line of credit provides for borrowings of up to $4.0 million and has a one-year term. Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank's prime rate plus 0.50%. Under the new facility we are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of December 31, 2004, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

7.    Common Stock

      Stock Repurchase Program

      In the fourth quarter of 2002, the Company's Board of Directors authorized the Company, from time to time, to repurchase at market prices, up to $2.25 million of its common stock for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at the discretion of the management of

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      the Company. No time limit was set for the completion of this program. At the time of the approval by the Board of Directors, the Company had approximately 4.8 million shares of common stock outstanding. During the fourth quarter of 2002, the Company repurchased from open market and negotiated transactions a total of approximately 1.62 million shares for approximately $1.8 million, at an average per share price of $1.10. During the first quarter of 2003, the Company repurchased from open market transactions a total of 46,500 shares for $48,000, at an average per share price of $1.04. The Company has not repurchased any of its common stock since then. The Company intends to continue to execute its buyback program as it deems necessary.

      2002 Equity Incentive Plan

      In December 2002, the shareholders of the Company approved the adoption of the 2002 Equity Incentive Plan ("2002 Plan"). A total of 850,000 shares of common stock have been reserved for issuance under the 2002 Plan. The 2002 Plan provides for awards to employees, directors, consultants and independent advisors. The adoption of the 2002 Plan was necessitated by the use or expiration of all but an insignificant amount of authorized shares under the prior option plans, (the 1995 Non-employee Directors' Stock Option Plan ("Directors Plan") and the 1988 Incentive Stock Plan ("1988 Plan")). Under the 2002 Plan, the Board of Directors may grant either the right to purchase shares or options to purchase shares of the Company's common stock at prices not less than the fair market value at the date of grant for incentive stock options and 85% of the fair market value at the date of grant for non-qualified options and purchase rights. Options granted under the 2002 Plan as well as those granted under the prior option plans generally become exercisable, and the Company's right to repurchase shares issued and sold pursuant to stock purchase rights generally lapses, at a rate of one-quarter of the shares under option or purchased under stock purchase rights at the end of the first year and thereafter ratably over the next three years. Awards under the 2002 Plan and the prior option plans generally expire seven years from the date of grant. No additional option grants will be made under any prior option plan. As of December 31, 2004, 400,205 options have been granted under the 2002 Plan, while 903,000 options are outstanding under the prior plans.

      The following table summarizes option activity under the Company's stock option plans (in thousands):

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                      Outstanding Options
                                                                             Weighted
                                                                              Average
                                           Available         Number          Exercise
                                           for Grant      Outstanding          Price
                                          ----------      -----------       ----------
         Balances, January 1, 2002               275            1,404       $     1.08
         Options granted                        (405)             405       $     0.71
         Options cancelled                       151             (175)      $     1.08
         Options expired                         (21)              --
         Options exercised                        --              (61)      $     0.63
                                          ----------       ----------       ----------

         Balances, December 31, 2002              --            1,573       $     1.00
         Additional shares reserved              850               --
         Options granted                        (305)             305       $     2.94
         Options cancelled                         1               (3)      $     2.05
         Options exercised                        --             (285)      $     0.94
                                          ----------       ----------       ----------

         Balances, December 31, 2003             546            1,590       $     1.38
         Options granted                         (96)              96       $     3.45
         Options cancelled                        10              (19)      $     1.92
         Options exercised                        --             (374)      $     1.10
                                          ----------       ----------       ----------

         Balances, December 31, 2004             460            1,293       $     1.61
                                          ==========       ==========       ==========

      At December 31, 2004,  2003 and 2002,  993,000,  1,078,000,  and 1,087,000
      options, respectively, were exercisable at a weighted average exercise price of $1.34, $1.15 and, $1.10, respectively.

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Options to purchase common stock outstanding and currently exercisable by exercise price at December 31, 2004, are as follows (in thousands, except years and per share data):

                         Options Outstanding                          Options Exercisable
      ----------------------------------------------------------   ------------------------
                                         Weighted
                                          Average       Weighted                    Weighted
       Range of                          Remaining       Average                    Average
       Exercise          Number         Contractual     Exercise       Number       Exercise
        Prices         Outstanding         Life           Price     Exercisable      Price
      -----------      -----------      -----------    ----------   -----------    ---------
      $0.00-$0.50           10              4.3           $0.34          10          $0.34
      $0.51-$0.75          226              4.1           $0.70         164          $0.70
      $0.76-$1.00          436              3.2           $0.91         425          $0.91
      $1.01-$1.25           88              3.6           $1.12          88          $1.12
      $1.26-$1.50           67              2.0           $1.33          66          $1.33
      $1.51-$1.75           40              0.7           $1.60          40          $1.61
      $1.76-$2.00           30              5.2           $1.94          30          $1.94
      $2.00-$2.50           37              4.9           $2.38          20          $2.38
      $2.51-$3.00          172              5.8           $2.77         100          $2.78
      $3.01-$5.00          187              6.4           $3.45          50          $3.86
                       -------                                      -------
                         1,293              4.2           $1.61         993          $1.34
                       =======                                      =======

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 2004, 2003 and 2002:

                                                2004                2003               2002
                                            -----------          -----------       -----------
      Risk-free interest rate               3.68%-4.73%          3.32%-4.48%       3.86%-5.43%
      Expected life                          4.7 years           4.1 years          6.9 years
      Expected dividends                         -                   -                  -
      Volatility                                192%                201%               146%

      The weighted average fair value of options granted in 2004, 2003 and 2002 was $3.45, $2.95, and $0.71 per share, respectively.

      Option Grants to Non-employees

      In addition to the options granted under the plans detailed above, Castelle has granted options to purchase common stock to consultants under special arrangements.

      There were no grants to non-employees in 2002, 2003, or 2004. Under EITF 96-18, the unvested options are revalued at each balance sheet date to reflect their current fair value. Compensation expense is reflected in results of operations over the vesting period. In connection with its grant of options to non-employees, the Company recorded charges of $1,000 in 2002 and nothing in 2003 or 2004.

      Options to purchase 27,000, 27,000, and 33,000 shares of common stock were held by non-employees at December 31, 2004, 2003 and 2002, respectively, of which 27,000, 27,000, and

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      33,000 were exercisable for aggregate total exercise proceeds of $44,000, $44,000, and $50,000, respectively.

8.    Income Taxes

      The provision (benefit) for income taxes is as follows (amounts in thousands).

                                                                      Year Ended December 31,
                                                            2004               2003              2002
                                                         -----------       -----------       -----------
         Current
            Federal                                      $       (70)      $         5                --
            State                                                  1                 1                 6
                                                         -----------       -----------       -----------
            Total Current                                $       (69)      $         6       $         6
         Deferred
            Federal                                      $      (849)      $      (464)               --
            State                                               (149)              (79)               --
                                                         -----------       -----------       -----------
            Total Deferred                               $      (998)      $      (543)               --

                                                         -----------       -----------       -----------
         Total provision (benefit) for income taxes      $    (1,067)      $      (537)      $         6
                                                         ===========       ===========       ===========

      The Company's tax provision (benefit) differs from the provision computed using statutory income tax rates as follows (in thousands):

                                                               2004              2003              2002
                                                           -----------       -----------       -----------
         Federal tax provision at statutory rate           $       353       $       386       $       248
         Permanent difference due to
            non-deductible expenses                                 10                12                 7
         State tax provision, net of federal benefit                39                 1                 6
         Utilization of net operating loss carryovers              (33)             (187)             (122)
         Change in valuation allowance                          (1,436)             (689)              (65)
         General business credits                                   --               (60)              (68)
                                                           -----------       -----------       -----------
                                                           $    (1,067)      $      (537)      $         6
                                                           ===========       ===========       ===========

Castelle
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      The components of the net deferred tax assets are as follows (in thousands):

                                                             December 31,
                                                      ------------------------
                                                         2004          2003
                                                      ----------    ----------

            Inventory allowances and adjustments      $       72    $       77
            Accounts receivable allowances                    12            16
            Other liabilities and allowances                 369           526
            Net operating loss carryforwards               4,538         4,584
            Tax credit carryforwards                       1,633         1,615
            Depreciation and amortization                    478           396
            Valuation allowance                           (5,579)       (6,688)
                                                      ----------    ----------

               Total net deferred tax assets          $    1,523    $      526
                                                      ==========    ==========

      Significant management judgment is required in determining the provision for income taxes, and in particular, any valuation allowance recorded against the Company's deferred tax assets. During 2004 and 2003, the Company recorded tax benefits of $1,067,000 and $537,000, respectively. This portion of the valuation allowance was reversed because the Company determined that it was more likely than not that certain future tax benefits will be realized as a result of projected future income.

      At December 31, 2004, the Company had net operating loss carryforwards of approximately $12,955,000 and $2,296,000 available to offset future federal and California taxable income, respectively. These loss carryforwards will expire in varying amounts beginning in 2005 through 2021. In addition, at December 31, 2004, the Company had federal and California Research and Development credit carryforwards of approximately $1,152,000 and $728,000, respectively. The federal Research and
      Development credits expire in varying amounts beginning in 2007. The California Research and Development credits carry-forward indefinitely.

      For federal and state income tax purposes, the amount of benefit from the Company's net operating loss and credit carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three year period.

      The Company's profit before provision for income taxes for all periods presented was derived substantially from domestic operations.

9.    Retirement Plan

      The Company has a voluntary 401(k) plan covering substantially all employees. The plan provides for employer contributions at the discretion of the Board of Directors. In 2004, 2003 and 2002, the Company made no contributions to the plan.

10.   Major Customers and Geographic Information

      Revenues by geographic area are determined by the location of the customer and are summarized as follows (in thousands):

                                                                        Year Ended December 31,
                                                             ---------------------------------------------
                                                                 2004             2003             2002
                                                             -----------      -----------      -----------
                                                                               (Restated)       (Restated)
              United States                                  $     8,574      $     8,222      $     7,660
              Europe                                                 785              704              826
              Pacific Rim                                            804              883              887
              Rest of Americas, excluding United States              294              371              347
                                                             -----------      -----------      -----------

                 Total revenues                              $    10,457      $    10,180      $     9,720
                                                             ===========      ===========      ===========

      Customers that individually accounted for greater than 10% of net sales are as follows (in thousands):

                                                   Year Ended December 31,
                       --------------------------------------------------------------------------------
                                2004                       2003                        2002
           Customer      Amount      Percentage     Amount      Percentage       Amount     Percentage
           --------    ---------     ----------    --------      ----------     --------     ----------
              A        $  2,186          21%       $  2,200          22%        $  2,657         27%
              B        $  2,451          23%       $  2,899          28%        $  2,257         23%

11.   Restructuring

      In the second quarter of 2002, a non-recurring benefit of $40,000 arising from the reversal of a portion of the previously recorded restructuring charge was included in the results of operations, following the completion of the Company's 2001 restructuring program for less than previously anticipated.

12.   Litigation

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

Castelle
Supplemental Financial Information
--------------------------------------------------------------------------------

Supplemental Data (unaudited)

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

      Quarterly Results of Operations (unaudited)

      The following table sets forth certain consolidated quarterly financial data for the eight quarters ended December 31, 2004. This information is unaudited, but in our opinion, has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited interim results. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

      The consolidated quarterly financial data presented below reflects the restatement of the periods through September 30, 2004 to reflect the adjustment for certain errors noted by the Company during the fourth quarter of fiscal 2004. For a description of the restatement items and the effect on annual periods for fiscal 2003 and 2002, see Note 3 to the Company's consolidated financial statements.

                                                        Year 2004, Quarter Ended
                                              ------------------------------------------
                                              Mar 31      Jun 30      Sep 30      Dec 31
                                              ------      ------      ------      ------
                                                  (in thousands, except per share data)
                                           (Restated)  (Restated)   (Restated)
       Net sales (1)                          $2,539      $2,691      $2,685      $2,542
       Gross profit (2)                        1,702       1,883       1,804       1,686
       Operating income (3)                      228         272         236         330
       Net income (4)                            129         146         130       1,714(5)
       Net income per share, basic (4)          0.04        0.04        0.04        0.46(5)
       Net income per share, diluted (4)        0.03        0.03        0.03        0.39(5)

      (1) Net sales in the 2004 quarters ended March 31, June 30 and September 30 have been restated to reduce service revenues by $19,000, $26,000 and $13,000, respectively, as compared to previously reported net sales in relation to the extended support contract adjustments.

      (2) Gross profit and operating expenses for the quarters ended March 31, June 30 and September 30, 2004 have been restated to reduce such balances by equal amounts of $198,000, $216,000 and $207,000, respectively, as compared to previously reported amounts, as a result of the reclassification of cost of service revenues from operating expenses to cost of sales.

Castelle
Supplemental Financial Information
--------------------------------------------------------------------------------

      (3) Operating income for the quarters ended March 31, June 30, and September 30, 2004 has been increased by an additional $1,000 in each of the three quarters, as compared to previously reported amounts to correct the overstatement of the Company's paid-time-off accrual.

      (4) The restatement adjustments referred to above reduced previously reported net income by $18,000, $25,000 and $12,000 in 2004 for the quarters ended March 31, June 30 and September 30, respectively. Both basic and diluted net income per share as restated decreased by $0.01 for the quarter ended June 30 as compared to the amounts previously reported. Basic and diluted net income per share as restated did not change from the amounts previously reported in 2004 for the quarters ended March 31 and September 30.

      (5) Includes a non-cash tax benefit of $1.4 million, or $0.37 per basic share, and $0.31 per diluted share, resulting from the release of a portion of our tax valuation allowance.

                                                              Year 2003, Quarter Ended
                                                 ----------------------------------------------
                                                 Mar 31       Jun 30      Sep 30         Dec 31
                                                 ------       ------      ------         ------
                                                    (in thousands, except per share data)
                                                (Restated)  (Restated) (Restated)      (Restated)
            Net sales(1)                          $2,495      $2,501      $2,561         $2,623
            Gross profit(2)                        1,626       1,752       1,814          1,777
            Operating income(3)                      252         232         238            357
            Net income(4)                            239         220         238            909(5)
            Net income per share, basic(4)          0.07        0.07        0.07           0.27(5)
            Net income per share, diluted(4)        0.06        0.05        0.05           0.21(5)

      (1) Net sales in the 2003 quarters ended March 31, June 30, September 30 and December 31 have been restated to reflect the reduction of service revenues by $5,000, $10,000, $5,000 and $14,000, respectively, as compared to previously reported amounts in relation to the extended support contract adjustments.

      (2) Gross profit and operating expenses for the quarters ended March 31, June 30, September 30 and December 31, 2003 have been restated to reduce such balances by equal amounts of $172,000, $177,000, $193,000 and $187,000, respectively, as compared to previously reported amounts, as a result of the reclassification of cost of service revenues from operating expenses to cost of sales.

      (3) Operating income has been increased by $1,000 in the quarter ended March 31, 2003 and $2,000 in each of the remaining quarters of 2003, as compared to previously reported amounts, to correct the overstatement of the Company's paid-time-off accrual.

      (4) The restatement adjustments referred to above reduced previously reported net income by $4,000, $8,000, $3,000 and $12,000 for the quarters ended March 31, June 30, September 30 and December 31, respectively. Basic net income per share as restated decreased by $0.01 for the quarter ended March 31 and did not change for the quarters ended June 30, September 30 or December 31, as compared to the amounts previously reported. Diluted net income per share as restated decreased by $0.01 for the quarters ended June 30 and September 30 and did not change for the quarters ended March 31 or December 31, as compared to amounts previously reported.

Castelle
Supplemental Financial Information
--------------------------------------------------------------------------------

      (5) Includes a non-cash tax benefit of $526,000, or $0.16 per basic share, and $0.12 per diluted share, resulting from the release of a portion of our tax valuation allowance.

Castelle                                                             Schedule II
Valuation and Qualifying Accounts
(in thousands)
--------------------------------------------------------------------------------

                                                                        Additions
                                                        Balance at      Charged to                        Balance at
                                                         Beginning       Costs and                          End of
                                                         of Period       Expenses        Deductions         Period
                                                        ----------      ----------       ----------       ----------
Year Ended December 31, 2002:
Deducted from asset accounts:
    Allowance for doubtful accounts                     $       96      $      (21)      $       (5)      $       70
    Allowance for sales returns and stock rotation      $      630      $      660       $     (656)      $      634
    Valuation allowance for deferred tax asset          $    7,946      $       --       $     (257)      $    7,689

Year Ended December 31, 2003:
Deducted from asset accounts:
    Allowance for doubtful accounts                     $       70      $        5       $      (36)      $       39
    Allowance for sales returns and stock rotation      $      634      $      524       $     (716)      $      442
    Valuation allowance for deferred tax asset          $    7,689      $       --       $   (1,001)      $    6,688

Year Ended December 31, 2004:
Deducted from asset accounts:
    Allowance for doubtful accounts                     $       39      $       (1)      $       (8)      $       30
    Allowance for sales returns and stock rotation      $      442      $      886       $     (921)      $      407
    Valuation allowance for deferred tax asset          $    6,688      $       --       $   (1,109)      $    5,579

Castelle
--------------------------------------------------------------------------------

 Exhibit
  Number      Description
---------     ------------------------------------------------------------------

  10.11       Summary of Severance Agreement with Named Executive Officers

  23.1 Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

  23.2 Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

  31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

  31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

  32.1 Certification Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

  32.2 Certification Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer