Form 10-Q/A
period 2004-03-31
CASTELLE \CA\
filed 2005-05-04
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                                    CASTELLE
                                   FORM 10-Q/A
                                Table of Contents

                                                                                          PAGE
                                                                                          ----
PART I - FINANCIAL INFORMATION...............................................................2

   ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................................2

            CONDENSED CONSOLIDATED BALANCE SHEETS............................................4

            Condensed Consolidated Statements of Operations..................................5

            Condensed Consolidated Statements of Cash Flows..................................6

            Notes To Condensed Consolidated Financial Statements.............................7

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS..................................................17

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS...........................................................18

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......................31

   ITEM 4.  CONTROLS AND PROCEDURES.........................................................31

PART II - OTHER INFORMATION.................................................................33

   ITEM 5.  LEGAL PROCEEDINGS...............................................................33

   ITEM 6.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................33

   ITEM 7.  DEFAULTS UPON SENIOR SECURITIES.................................................33

   ITEM 8.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................33

   ITEM 9.  OTHER INFORMATION...............................................................33

   ITEM 10. EXHIBITS AND REPORTS ON FORM 8-K................................................33

            SIGNATURES......................................................................35

            EXHIBIT 31.1  CERTIFICATION PURSUANT TO SECTION 302 OF THE
            SARBANES-OXLEY ACT OF 2002.....................................................E-1

            EXHIBIT 31.2  CERTIFICATION PURSUANT TO SECTION 302 OF THE
            SARBANES-OXLEY ACT OF 2002.....................................................E-2

            EXHIBIT 32.1  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002......................E-3

            EXHIBIT 32.2  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002......................E-4

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                EXPLANATORY NOTE

In a report on Form 8-K filed on March 31, 2005, Castelle ("the Company", or "we") indicated that it has completed a review of its accounting practices with respect to the historical classification of cost of service revenues, procedures for recognizing revenue associated with extended support contracts and procedures for establishing the accrual for paid-time-off, and determined that its historical financial statements as of and for the years ended December 31, 2002 and 2003, and the three quarters ended March 31, June 30 and September 30 of 2004 contained certain errors in the application of Generally Accepted Accounting Principles as described below:

      a)    Classification of cost of service revenues

            The Company has concluded that its historical classification of cost of service revenues did not conform to Generally Accepted Accounting Principles. Historically, such costs have been improperly included as a component of sales and marketing expenses on the Company's consolidated statements of earnings; however under Generally Accepted Accounting Principles, such costs are required to be classified as cost of service revenues. For the three months ended March 31, 2004 and 2003, the Company has reclassified $198,000 and $172,000, respectively, out of sales and marketing and included these amounts within cost of service revenues in its statements of earnings. The reclassification had no impact on reported sales, net income, earnings per share, or cash flows from operations for the respective periods. The misclassification, however, did result in cost of sales being understated, and gross profit and operating expenses being overstated by equal amounts. The Company has concluded that the internal control deficiency that led to the errors in the historical classification of cost of service revenues is a "material weakness" as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2.

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

      b)    Revenue recognition related to extended support contracts

            The Company has determined that as a result of an internal control deficiency, service revenues attributable to extended support contracts were overstated by $19,000 and $5,000 for the three months ended March 31, 2004 and 2003, respectively. These amounts should have been deferred and recognized as service revenues in subsequent periods. Such errors were the result of inadequate procedures in place to correctly recognize sales related to extended support contracts. The revenue overstatements represent less than 1% of the Company's total sales for the respective periods. In connection with their audit of the Company's consolidated financial statements for the year ended December 31, 2004, the Company's independent registered public accounting firm, Grant Thornton LLP, concluded that the internal control deficiency that led to the aforementioned revenue recognition errors is a "material weakness" as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2.

            During the first quarter of 2005, the Company enhanced its internal accounting system to ensure that revenue is recognized over the actual contract term.

      c)    Accrual for paid-time-off

            The Company has also identified an error that resulted in an overstatement of its accrual for paid-time-off beginning in 2002 and continuing through 2004. This error resulted in the overstatement of expenses by $1,000 in each of the three-month period which ended March 31, 2004 and 2003. During the first quarter of fiscal 2005, the Company corrected the internal control deficiency that led to such over-accrual.

The outcome of the review referred to above necessitated adjustments to Castelle's previously filed condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003, and statements of earnings for each of the three months ended March 31, 2004 and 2003. These adjustments, together, reduced the quarterly reported net income by $18,000 and $4,000, respectively. Basic net income per share as restated decreased by $0.01 for three months ended March 31, 2003 as compared to the amounts previously reported, but did not change for the three months ended March 31, 2004. Diluted net income per share did not change from the amounts previous reported for the three months ended March 31, 2004 and 2003. As a result of the adjustments referenced to above, the historical financial statements and related financial information contained in Castelle's Quarterly Reports on Form 10-Q for the period ended March 31, 2004 should no longer be relied upon and are superceded by the financial statements and financial information in this Quarterly Report on Form 10-Q/A.

This amended Form 10-Q/A amends Items 1 and 2 of Part I of Castelle's quarterly report of Form 10-Q filed on May 11, 2004 to reflect these adjustments

                                    CASTELLE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (unaudited and restated)
                                 (in thousands)

                                                                   March 31, 2004   December 31, 2003
                                                                    (unaudited)
                                                                  ----------------  -----------------
Assets:
   Current assets:
     Cash and cash equivalents                                       $    4,368        $    4,614
     Accounts receivable, net of allowance for doubtful accounts
        of $37 and $39, respectively                                      1,252               873
     Inventories                                                          1,217             1,177
     Prepaid expenses and other current assets                              243               134
     Deferred taxes                                                         282               380
                                                                     ----------        ----------
        Total current assets                                              7,362             7,178

   Property and equipment, net                                              329               376
   Other non-current assets                                                 103               103
   Deferred taxes, non-current                                              146               146
                                                                     ----------        ----------
        Total assets                                                 $    7,940        $    7,803
                                                                     ==========        ==========

Liabilities and Shareholders' Equity:
   Current liabilities:
     Long-term debt, current portion                                 $       14        $       16
     Accounts payable                                                       286               314
     Accrued liabilities                                                  1,589             1,737
     Deferred revenue                                                     1,022               955
                                                                     ----------        ----------
        Total current liabilities                                         2,911             3,022

     Long term debt, net of current portion                                  25                29
                                                                     ----------        ----------
        Total liabilities                                                 2,936             3,051
                                                                     ----------        ----------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding: 3,551 and 3,425, respectively            27,381            27,258
     Accumulated deficit:                                               (22,377)          (22,506)
                                                                     ----------        ----------
        Total shareholders' equity                                        5,004             4,752
                                                                     ----------        ----------
        Total liabilities and shareholders' equity                   $    7,940        $    7,803
                                                                     ==========        ==========

          See accompanying notes to consolidated financial statements.

                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                            (unaudited and restated)

                                                       Three months ended
                                                  ------------------------------
                                                  March 31, 2004  March 31, 2003
                                                  --------------  --------------
Sales:
   Products                                          $  2,012        $  2,101
   Services                                               527             394
                                                     --------        --------
       Total net sales                                  2,539           2,495

Cost of sales:
   Products                                               639             697
   Services                                               198             172
                                                     --------        --------
       Total cost of sales                                837             869

                                                     --------        --------
    Gross profit                                        1,702           1,626
                                                     --------        --------

Operating expenses:
    Research and development                              414             355
    Sales and marketing                                   595             562
    General and administrative                            465             457
                                                     --------        --------
       Total operating expenses                         1,474           1,374
                                                     --------        --------
Income from operations:                                   228             252

    Interest income, net                                    3               4
    Other expense, net                                     (4)            (15)
                                                     --------        --------
Income before provision for income taxes                  227             241

    Provision for income taxes                             98               2
                                                     --------        --------
Net income                                           $    129        $    239
                                                     ========        ========

Earnings per share:
   Net income per common share - basic               $   0.04        $   0.07
   Net income per common share - diluted             $   0.03        $   0.06

   Shares used in per share calculation - basic         3,499           3,200
   Shares used in per share calculation - diluted       4,450           3,828

          See accompanying notes to consolidated financial statements.

                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                            (unaudited and restated)

                                                                    Three months ended
                                                              -------------------------------
                                                              March 31, 2004   March 31, 2003
                                                              --------------   --------------
Cash flows from operating activities:
   Net income                                                    $    129         $    239
   Adjustment to reconcile net income to net cash provided
    by/(used in) operating activities:
     Depreciation and amortization                                     52               57
     Provision for doubtful accounts and sales returns                (15)            (143)
     Provision for excess and obsolete inventory                     (143)              (5)
     Loss on disposal of fixed assets                                   1               --
     Changes in assets and liabilities:
      Accounts receivable                                            (364)             (73)
      Inventories                                                     103              152
      Deferred taxes                                                   98               --
      Prepaid expenses and other current assets                      (109)            (113)
      Accounts payable                                                (28)             (77)
      Accrued liabilities                                            (148)             (87)
      Deferred revenue                                                 67               69
                                                                 --------         --------
        Net cash provided by/(used in) operating activities          (357)              19
                                                                 --------         --------

Cash flows from investing activities:
   Acquisition of equipment                                            (6)             (90)
                                                                 --------         --------
           Net cash used in investing activities                       (6)             (90)
                                                                 --------         --------

Cash flows from financing activities:
   Repayment of long-term debt                                         (6)              (5)
   Proceeds from exercise of options                                  123               21
   Repurchase of  common stock                                         --              (49)
                                                                 --------         --------
        Net cash provided by/(used in) financing activities           117              (33)

Net decrease in cash and cash equivalents                            (246)            (104)

Cash and cash equivalents at beginning of period                    4,614            3,460
                                                                 --------         --------
Cash and cash equivalents at end of period                       $  4,368         $  3,356
                                                                 ========         ========

          See accompanying notes to consolidated financial statements.

                                    CASTELLE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1     Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements include the accounts of Castelle and its wholly-owned subsidiary in the United Kingdom. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated have been included. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying condensed consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Forms 10-K for the years ended December 31, 2003 and 2004. The condensed balance sheet data as of December 31, 2003 was derived from our audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of results that we expect for any future period, or for the entire year.

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

2     Restatement of Issued Financial Statements

      The Company has completed a review of its accounting practices with respect to the historical classification of cost of service revenues, procedures for recognizing revenue associated with extended support contracts and procedures for establishing the accrual for paid-time-off, and determined that its previously filed condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003, and statements of earnings for each of the three months ended March 31, 2004 and 2003 contained certain errors in the application of Generally Accepted Accounting Principles as described below:

      a) Classification of cost of service revenues The Company has concluded that its historical classification of cost of service revenues did not conform to Generally Accepted Accounting Principles. Historically, such costs have been improperly included as a component of sales and marketing expenses on the Company's consolidated statements of earnings; however under Generally Accepted Accounting Principles, such costs are required to be classified as cost of service revenues. For the three months ended March 31, 2004 and 2003, the Company has reclassified $198,000 and $172,000, respectively, out of sales and marketing and included these amounts within cost of service revenues in its statements of earnings. The reclassification had no impact on reported sales, net income, earnings per share, or cash flows from operations for the respective periods. The misclassification, however, did result in cost of sales being understated, and gross profit and operating expenses being overstated by equal amounts. The Company has concluded that the internal control deficiency that led to the errors in the historical classification of cost of service revenues is a "material weakness" as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2.

            Effective January 1, 2005, the Company established a separate cost center to capture solely the cost of service revenues and such costs will be classified as a component of cost of sales.

      b)    Revenue recognition related to extended support contracts

            The Company has determined that as a result of an internal control deficiency, service revenues attributable to extended support contracts were overstated by $19,000 and $5,000 for the three months ended March 31, 2004 and 2003, respectively. These amounts should have been deferred and recognized as service revenues in subsequent periods. Such errors were the result of inadequate procedures in place to correctly recognize sales related to extended support contracts. The revenue overstatements represent less than 1% of the Company's total sales for the respective periods. In connection with their audit of the Company's consolidated financial statements for the year ended December 31, 2004, the Company's independent registered public accounting firm, Grant Thornton LLP, concluded that the internal control deficiency that led to the aforementioned revenue recognition errors is a "material weakness" as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2.

            During the first quarter of 2005, the Company enhanced its internal accounting system to ensure that revenue is recognized over the actual contract term.

      c)    Accrual for paid-time-off

            The Company has also identified an error that resulted in an overstatement of its accrual for paid-time-off beginning in 2002 and continuing through 2004. This error resulted in the overstatement of expenses by $1,000 in each of the three-month period which ended March 31, 2004 and 2003. During the first quarter of fiscal 2005, the Company corrected the internal control deficiency that led to such over-accrual.

            The following tables summarize the impact of the adjustments described above (amounts in thousands, except per share data):

         Reconciliation of Condensed Consolidated Statements of Earnings

                                                                    For the three months ended
                                          ------------------------------------------------------------------------------
                                                     March 31, 2004                            March 31, 2003
                                                     --------------                            --------------
                                             As                                        As
                                          reported     Adjustments    Restated      reported     Adjustments    Restated
                                          --------     -----------    --------      --------     -----------    --------
Sales:
   Products                                 $2,012            --        $2,012        $2,101            --        $2,101
   Services                                    546           (19)          527           399            (5)          394
                                          ------------------------------------      ------------------------------------
     Net sales                               2,558           (19)        2,539         2,500            (5)        2,495

Cost of sales:
   Products                                    639            --           639           697            --           697
   Services                                     --           198           198            --           172           172
                                          ------------------------------------      ------------------------------------

     Total cost of sales                       639           198           837           697           172           869

     Gross Profit                            1,919          (217)        1,702         1,803          (177)        1,626

Operating expenses:
   Research and development                    414            --           414           355            --           355
   Sales and marketing                         794          (199)          595           735          (173)          562
   General and administrative                  465            --           465           457            --           457
                                          ------------------------------------      ------------------------------------

     Total operating expenses                1,673          (199)        1,474         1,547          (173)        1,374

     Operating income                          246           (18)          228           256            (4)          252

Other income/(expense), net                     (1)           --            (1)          (11)           --           (11)
                                          ------------------------------------      ------------------------------------
Income before provision for/(benefit
from) income taxes                             245           (18)          227           245            (4)          241

Provision for (benefit from) income
taxes                                           98            --            98             2            --             2
                                          ------------------------------------      ------------------------------------
     Net income                                147           (18)          129          $243            (4)          239
                                          ====================================      ====================================

Net income per common share:
     Basic                                   $0.04            --         $0.04         $0.08        ($0.01)        $0.07
                                          ====================================      ====================================
     Diluted                                 $0.03            --         $0.03         $0.06            --         $0.06
                                          ====================================      ====================================

Shares used in per share calculation:
     Basic                                   3,499                       3,499         3,200                       3,200
                                          ====================================      ====================================
     Diluted                                 4,450                       4,450         3,828                       3,828
                                          ====================================      ====================================

         Summary of Adjustment to Condensed Consolidated Balance Sheets

                                           As of March 31, 2004                     As of December 31, 2003
                                  ---------------------------------------   ---------------------------------------
                                  As reported   Adjustments   As restated   As reported   Adjustments   As restated
                                  -----------   -----------   -----------   -----------   -----------   -----------
Current liabilities:
   Accrued liabilities               $1,612           $23        $1,589        $1,759           $22        $1,737
   Deferred revenue                     957           (65)        1,022           909           (46)          955
     Total current liabilities        2,869           (42)        2,911         2,998           (24)        3,022
     Total liabilities                2,894           (42)        2,936         3,027           (24)        3,051

Shareholders' equity:
   Accumulated deficit              (22,335)          (42)      (22,377)      (22,482)          (24)      (22,506)
   Total shareholders equity          5,046           (42)        5,004         4,776           (24)        4,752
   Total liabilities and
     shareholders' equity            $7,940            --        $7,940        $7,803            --        $7,803

3     Revenue Recognition:

      We recognize revenue based on the provisions of Staff Accounting Bulletin No. 104 "Revenue Recognition," AICPA Statement of Position No. 97-2 ("SOP 97-2") "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," and Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists."

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

      We provide standard support to our customers for an initial period of sixty days, which includes advance swap of the defective hardware and software, bug fixes, software upgrades and technical support. In addition to standard support, we also offer our customers the option to purchase extended support at the time of product purchase or anytime thereafter. Extended support covers hardware and software for a period of one year. We have established vendor-specific objective evidence with respect to the fair value of the standard support contracts based on standalone sales and renewals of our one-year extended support contracts. The fair value of our sixty day support contracts included with product sales is determined by pro-rating the related one-year extended support contracts. We recognize revenue from extended support contracts ratably over the period of the contract based on contract service dates.

      We do not sell software, which is incorporated into our hardware, separately, other than for our customers to purchase an upgrade to their existing products when we announce a major release of the software.

4     Net Income Per Share:

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

      Basic and diluted net income per share is calculated as follows for the first quarters of 2004 and 2003 (in thousands, except per share amounts):

                                                                  Three Months Ended
                                                           March 31, 2004   March 31, 2003
                                                           --------------   --------------
                                                             (Restated)       (Restated)
        Basic:
           Weighted average common shares outstanding            3,499            3,200
                                                              ========         ========
           Net income                                         $    129         $    239
                                                              ========         ========
           Net income per common share - basic                $   0.04         $   0.07
                                                              ========         ========

        Diluted:
           Weighted average common shares outstanding            3,499            3,200
           Common equivalent shares from stock options             951              628
                                                              --------         --------
           Shares used in per share calculation - diluted        4,450            3,828
                                                              ========         ========
           Net income                                         $    129         $    239
                                                              ========         ========
           Net income per common share - diluted              $   0.03         $   0.06
                                                              ========         ========

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

5     Stock-Based Compensation

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

      Had compensation costs been determined consistent with SFAS No. 123, our net income, net of income taxes, would have been changed to the amounts indicated below (unaudited, in thousands, except per share data):

                                                              Three Months Ended
                                                              ------------------
                                                        March 31, 2004   March 31, 2003
                                                        --------------   --------------
                                                          (Restated)       (Restated)
         Net income - as reported                          $    129         $    239
         Fair value of stock-based compensation                 (96)             (42)
                                                           --------         --------
         Net income - pro forma                            $     33         $    197
                                                           ========         ========

         Net income per share - basic - as reported        $   0.04         $   0.08
         Net income per share - diluted - as reported      $   0.03         $   0.06
         Net income per share - basic - pro forma          $   0.01         $   0.06
         Net income per share - diluted - pro forma        $   0.01         $   0.05

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

6     Inventories:

      Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of provisions for excess and obsolete inventory. Inventory details are as follows (unaudited, in thousands):

                                              March 31, 2004   December 31, 2003
                                             ----------------  -----------------
           Raw material                          $    634          $    610
           Work in process                              9                --
           Finished goods                             574               567
                                                 --------          --------
                     Total inventory             $  1,217          $  1,177
                                                 ========          ========

7     Segment Information:

      We have determined that we operate in one segment. Revenues by geographic area are determined by the location of the customer and are summarized as follows (unaudited, in thousands):

                                                              Three Months Ended
                                                        -------------------------------
                                                        March 31, 2004   March 31, 2003
                                                        --------------   --------------
                                                          (Restated)       (Restated)
           United States                                   $  2,150         $  1,972
           Europe                                               128              175
           Pacific Rim                                          198              242
           Rest of Americas, excluding United States             63              106
                                                           --------         --------
                Total Revenue                              $  2,539         $  2,495
                                                           ========         ========

      Customers that individually accounted for greater than 10% of net sales are as follows (unaudited, in thousands):

                             March 31, 2004                March 31, 2003
         Customer        Amount       Percentage       Amount       Percentage
      --------------  ------------  --------------  ------------  --------------
            A            $ 877            35%           $664            27%
            B            $ 375            15%           $605            24%

8     Comprehensive Income:

      Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, therefore, no separate statement of comprehensive income has been presented.

9     Commitments and Contingencies:

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

      Lease Commitments

      The following represents combined aggregate maturities for all of our financing and commitments under operating and capital leases as of March 31, 2004 (unaudited, in thousands):

                                                  Operating   Capital Lease          Total
                                                     Leases     Obligations    Commitments
                                                  ----------------------------------------
          Nine months ending December 31, 2004       $  202          $   13         $  215
          Year ending December 31, 2005                 263              18            281
          Year ending December 31, 2006                  --              15             15
                                                  ----------------------------------------
                         Total Commitments           $  465          $   46         $  511
                                                  ========================================

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

            Warranty accrual as of December 31, 2003                     $   24
            Accruals for warranties issued during the quarter                --
            Settlements made in kind during the quarter                      (1)
                                                                         ------
            Warranty accrual as of March 31, 2004                        $   23
                                                                         ======

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

10    Stock Buyback:

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

11    Recent Accounting Pronouncements:

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

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties. Our operating results may vary significantly from quarter to quarter due to a variety of factors, including changes in our product and customer mix, constraints in our manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by us or our competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures, and economic conditions in the United States, Europe and Asia. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Unless the context otherwise requires, references in this Form 10-Q/A to "we," "us," or the "Company" refer to Castelle. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the risks and uncertainties discussed herein, as well as other risks set forth under the caption "Risk Factors" below and in our Annual Reports on Form 10-K for the years ended December 31, 2003 and 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the "Special Note on Forward-Looking Statements" prior to this section. The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q/A and our Annual Reports on Form 10-K for the years ended December 31, 2003 and 2004.

We have completed a review of our accounting practices with respect to the historical classification of cost of service revenues, procedures for recognizing revenue associated with extended support contracts and procedures for establishing the accrual for paid-time-off, and determined that our historical financial statements contained certain errors in the application of Generally Accepted Accounting Principles. Consequently, we have restated our consolidated financial statements as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003 in this Quarterly Report on Form 10-Q/A to correct for these errors. This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the restated amounts. Note 2 to the consolidated financial statements discloses the impact of the adjustments arising from the accounting errors described above on the statements of earnings and balance sheets for the restated quarterly periods.

Critical Accounting Policies

Castelle's financial statements and accompanying notes are prepared in accordance with Generally Accepted Accounting Principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition; distributor programs and incentives; warranty; credit, collection and allowances for doubtful accounts; inventories and related allowance for obsolete and excess inventory; and income taxes, which are discussed in more detail under the caption "Critical Accounting Policies" in our 2003 and 2004 Annual Reports on Form 10-K.

      Consolidated Statements of Operations - As a Percentage of Net Sales

                                                      THREE MONTHS ENDED
                                               ---------------------------------
                                               March 31, 2004     March 31, 2003
                                               --------------     --------------
                                                 (Restated)         (Restated)
Sales:
  Products                                              79%                84%
  Services                                              21%                16%
                                                  --------           --------
   Net sales                                           100%               100%

Cost of sales:
  Products                                              25%                28%
  Services                                               8%                 7%
                                                  --------           --------
   Cost of sales                                        33%                35%

                                                  --------           --------
       Gross profit                                     67%                65%
                                                  --------           --------

Operating expenses:
    Research and development                            16%                14%
    Sales and marketing                                 24%                23%
    General and administrative                          18%                18%
                                                  --------           --------
       Total operating expense                          58%                55%

Income from operations                                   9%                10%
    Interest income, net                                 *                  *
    Other income/(expense), net                          *                  *
                                                  --------           --------
Income before provision for income taxes                 9%                10%

    Provision for income taxes                           4%                 *
                                                  --------           --------
Net income                                               5%                10%
                                                  ========           ========

*     Less than 1%

Results of Operations

      Net Sales

                                                       Three months ended
                                                --------------------------------
                                                March 31, 2004    March 31, 2003
                                                --------------    --------------
                                                  (Restated)        (Restated)
          Sales:
          Products                                 $  2,012          $  2,101
          Services                                      527               394
                                                   --------          --------
                Total net sales                    $  2,539          $  2,495
                                                   ========          ========

                                                       Three Months Ended
                                                 -------------------------------
                                                 March 31, 2004   March 31, 2003
                                                 --------------   --------------
                                                   (Restated)       (Restated)
      Sales:
      United States                                 $  2,150         $  1,972
      Europe                                             128              175
      Pacific Rim                                        198              242
      Rest of Americas, excluding United States           63              106
                                                    --------         --------
            Total sales                             $  2,539         $  2,495
                                                    ========         ========

      Net sales were $2.5 million in both quarters of 2004 and 2003. Products sales of $2.0 million in the first quarter of 2004 were lower than sales in the same period in 2003 by $89,000 mainly due to lower sales of our FaxPress fax server products to our international partners. This was offset by higher sales of services domestically of $133,000 in the first quarter of 2004 as compared to the same period in 2003 primarily due to an increase in our installed customer base.

      Domestic sales in the first quarter of 2004 were $2.2 million, as compared to $2.0 million for the same period in 2003, representing 85% and 79%, respectively, of total net sales. The increase in sales was mostly attributable to the higher service revenues.

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

Cost of Sales; Gross Profit

                                                      Three months ended
                                               ---------------------------------
                                               March 31, 2004     March 31, 2003
                                               --------------     --------------
                                                 (Restated)         (Restated)
Cost of sales:
   Products                                       $    639           $    697
   Services                                            198                172
                                                  --------           --------
       Total cost of sales                             837                869

   Gross profit                                   $  1,702           $  1,626
   Gross profit %                                       67%                65%

      Gross profit was $1.7 million or 67% of net sales for the first quarter of 2004, as compared to $1.6 million or 65% of net sales for the same period in 2003. The increase in gross profit was mostly attributable to higher service revenues in the first quarter of 2004, while cost of service revenue only increased moderately in the 2004 period.

Research & Development

      Research and product development expenses were $414,000, or 16% of net sales for the first quarter of 2004, as compared to $355,000, or 14% of net sales for the same period in 2003. The increase of $59,000 is due to higher compensation expenses relating to headcount additions.

Sales & Marketing

      Sales and marketing expenses were $595,000, or 24% of net sales for the first quarter of 2004, as compared to $562,000, or 23% of net sales in 2003. The increase of $33,000 was primarily due to an increase in compensation expenses of $72,000 due to increased headcount and higher consulting expenses of $30,000, offset in part by lower advertising and promotional expenses of $62,000.

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

      The following represents combined aggregate maturities for all our financing and commitments as of March 31, 2004:

                                                         Payments Due by Period
                                        -----------------------------------------------------------
Contractual Obligations                  Total      1 Year    2 - 3 Years  4 - 5 Years  More than 5
                                                                                           Years
                                        -----------------------------------------------------------
Capital (Finance) Lease Obligations     $   46      $   13       $   33           --           --
Operating Lease Obligations             $  465      $  202       $  263           --           --
                                        ------      ------       ------       ------       ------
Total contractual cash obligations      $  511      $  215       $  296           --           --
                                        ======      ======       ======       ======       ======

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

                                  RISK FACTORS

      Shareholders or investors considering the purchase of shares of our common stock should carefully consider the following risk factors, in addition to other information in this Quarterly Report on Form 10-Q/A and in our Annual Reports on Form 10-K for the years ended December 31, 2003 and 2004. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations

Our revenue and operating results have fluctuated in the past and are likely to fluctuate significantly in the future, particularly on a quarterly basis.

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

      We have experienced significant operating losses and, as of March 31, 2004, had an accumulated deficit of $22.4 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $564,000 of losses in 2001 attributable to a slowdown in demand for our products due in part to industry-wide adverse economic factors. We have been profitable since the third quarter of 2001, with total net income of $635,000 in 2002 and $1.6 million in 2003, and $129,000 for the first three months in 2004. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

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

      At the time of the original filing on May 11, 2004 of the Company's report on Form 10-Q for the quarter ended March 31, 2004 which this Form 10-Q/A amends, officers of Castelle provided conclusions regarding the effectiveness of the Company's disclosure controls and procedures that they believed were then accurate. However, during the fourth quarter of fiscal 2004, the Company determined that: 1) its historical classification of cost of service revenues did not conform to Generally Accepted Accounting Principles as such costs were classified as a component of sales and marketing expenses rather than cost of sales, due primarily to the fact that our internal financial reporting system did not track this information separately from certain sales and marketing expenses; and 2) as a result of an internal control deficiency, service revenues attributable to extended support contracts were overstated due to inadequate procedures in place to correctly recognize sales related to extended support contracts.

      Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by our 2004 Annual Report on Form 10-K and as of the periods affected by the restatement referred to elsewhere in the Form 10-K. As a result of the restatement of the Company's quarterly financial information included herein, and based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Effective January 1, 2005, the Company established a cost center to separately capture the cost of service revenues as a component of cost of sales. During the first quarter of fiscal 2005, the Company also enhanced its internal accounting system to ensure that revenue relating to extended support contracts is recognized over the actual contract term. Our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were effective as of March 31, 2005.

      In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                           PART II - OTHER INFORMATION

ITEM 5. LEGAL PROCEEDINGS

      None.

ITEM 6. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 7. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 8. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 9. OTHER INFORMATION

      None.

ITEM 10. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

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

CASTELLE

By: /s/ Scott C. McDonald                                  Date: May 4, 2005
    Scott C. McDonald
    Chief Executive Officer and President
    (Principal Executive Officer)

By: /s/ Paul Cheng                                         Date: May 4, 2005
    Paul Cheng
    Vice President of Finance and Administration
    Chief Financial Officer
    (Principal Financial Officer and
    Principal Accounting Officer)

Exhibit
Number      Description
------      --------------------------------------------------------------------
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