Form 10-Q/A
period 2004-06-30
CASTELLE \CA\
filed 2005-05-04
CIK 908605

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

                                    CASTELLE
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I - FINANCIAL INFORMATION ...............................................    2

   ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ......................    2

            CONDENSED CONSOLIDATED BALANCE SHEETS ............................    4

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ..................    5

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ..................    6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............    7

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS ...................................   19

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ........   35

   ITEM 4.  CONTROLS AND PROCEDURES ..........................................   35

PART II - OTHER INFORMATION ..................................................   37

   ITEM 5.  LEGAL PROCEEDINGS ................................................   37

   ITEM 6.  CHANGES IN SECURITIES AND USE OF PROCEEDS ........................   37

   ITEM 7.  DEFAULTS UPON SENIOR SECURITIES ..................................   37

   ITEM 8.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   37

   ITEM 9.  OTHER INFORMATION ................................................   37

   ITEM 10. EXHIBITS AND REPORTS ON FORM 8-K .................................   37

            SIGNATURES .......................................................   39

            EXHIBIT 31.1  CERTIFICATION PURSUANT TO SECTION 302 OF THE
            SARBANES-OXLEY ACT OF 2002........................................   E-1

            EXHIBIT 31.2  CERTIFICATION PURSUANT TO SECTION 302 OF THE
            SARBANES-OXLEY ACT OF 2002 .......................................   E-2

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                EXPLANATORY NOTE

In a report on Form 8-K filed on March 31, 2005, Castelle ("the Company", or "we") indicated that it has completed a review of its accounting practices with respect to the historical classification of cost of service revenues, procedures for recognizing revenue associated with extended support contracts and procedures for establishing the accrual for paid-time-off, and determined that its historical financial statements as of and for the years ended December 31, 2002 and 2003, and the three quarters ended March 31, June 30 and September 30 of 2004 contained certain errors in the application of Generally Accepted Accounting Principles as described below:

      a)    Classification of cost of service revenues

            The Company has concluded that its historical classification of cost of service revenues did not conform to Generally Accepted Accounting Principles. Historically, such costs have been improperly included as a component of sales and marketing expenses on the Company's consolidated statements of earnings; however under Generally Accepted Accounting Principles, such costs are required to be classified as cost of service revenues. For the three months ended June 30, 2004 and 2003, the Company has reclassified $216,000 and $177,000, respectively, out of sales and marketing and included these amounts within cost of service revenues in its statements of earnings. For the six months ended June 30, 2004 and 2003, the Company has reclassified $414,000 and 349,000, respectively, out of sales and marketing and included these amounts within cost of service revenues. The reclassification had no impact on reported sales, net income, earnings per share, or cash flows from operations for the respective periods. The misclassification, however, did result in cost of sales being understated, and gross profit and operating expenses being overstated by equal amounts. The Company has concluded that the internal control deficiency that led to the errors in the historical classification of cost of service revenues is a "material weakness" as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2.

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

      a)    Revenue recognition related to extended support contracts

            The Company has determined that as a result of an internal control deficiency, service revenues attributable to extended support contracts were overstated by $26,000 and $10,000 for the three months ended June 30, 2004 and 2003, respectively, and $45,000 and $15,000 for the first six months of 2004 and 2003, respectively. These amounts should have been deferred and recognized as service revenues in subsequent periods. Such errors were the result of inadequate procedures in place to correctly recognize sales related to extended support contracts. The revenue overstatements represent less than 1% of the Company's total sales for the respective periods. In connection with their audit of the Company's consolidated financial statements for the year ended December 31, 2004, the Company's independent registered public accounting firm, Grant Thornton LLP, concluded that the internal control deficiency that led to the aforementioned revenue recognition errors is a "material weakness" as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2.

            During the first quarter of 2005, the Company enhanced its internal accounting system to ensure that revenue is recognized over the actual contract term.

      b)    Accrual for paid-time-off

The Company has also identified an error that resulted in an overstatement of its accrual for paid-time-off beginning in 2002 and continuing through 2004. This error resulted in the overstatement of expenses by $1,000 and $2,000 in each of the three-month period which ended June 30, 2004 and 2003. The overstatement of expenses was $2,000 and $3,000 for the first six months of 2004 and 2003, respectively. During the first quarter of fiscal 2005, the Company corrected the internal control deficiency that led to such over-accrual. The outcome of the review referred to above necessitated adjustments to Castelle's previously filed condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003, and statements of earnings for each of the three and six months ended June 30, 2004 and 2003. These adjustments, together, reduced the reported net income by $25,000 and $8,000 for the three months ended June 30 of 2004 and 2003, respectively, and $43,000 and $12,000 for the first six months of 2004 and 2003, respectively. Basic net income per share as restated decreased by $0.01 for the three months ended June 30, 2004 as compared to the amount previously reported, but did not change for the three months ended June 30, 2003. Diluted income per share was reduced by $0.01 for both periods that ended June 30, 2004 and 2003 as compared to the amounts previously reported. As a result of the adjustments referenced to above, the historical financial statements and related financial information contained in Castelle's Quarterly Reports on Form 10-Q for the period ended June 30, 2004 should no longer be relied upon and are superceded by the financial statements and financial information in this Quarterly Report on Form 10-Q/A.

This amended Form 10-Q/A amends Items 1 and 2 of Part I of Castelle's quarterly report of Form 10-Q filed on August 11, 2004 to reflect these adjustments.

                                    CASTELLE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (unaudited and restated)
                                 (in thousands)

                                                                       June 30,2004      December 31,
                                                                        (unaudited)          2003
                                                                       ------------      ------------
Assets:
    Current assets:
       Cash and cash equivalents                                          $  4,842         $  4,614
       Accounts receivable, net of allowance for doubtful accounts
          of $37 and $39, respectively                                         975              873
       Inventories                                                           1,465            1,177
       Prepaid expenses and other current assets                               256              134
       Deferred taxes                                                          307              380
                                                                          --------         --------
          Total current assets                                               7,845            7,178

    Property and equipment, net                                                287              376
    Other non-current assets                                                   103              103
    Deferred taxes, non-current                                                 --              146
                                                                          --------         --------
          Total assets                                                    $  8,235         $  7,803
                                                                          ========         ========

Liabilities and Shareholders' Equity:
    Current liabilities:
       Long-term debt, current portion                                    $     14         $     16
       Accounts payable                                                        418              314
       Accrued liabilities                                                   1,495            1,737
       Deferred revenue                                                      1,087              955
                                                                          --------         --------
          Total current liabilities                                          3,014            3,022

       Long term debt, net of current portion                                   22               29
                                                                          --------         --------
          Total liabilities                                                  3,036            3,051
                                                                          --------         --------

    Shareholders' equity:
       Common stock, no par value:
          Authorized:  25,000 shares
          Issued and outstanding: 3,600 and 3,425, respectively             27,430           27,258
       Accumulated deficit                                                 (22,231)         (22,506)
                                                                          --------         --------
          Total shareholders' equity                                         5,199            4,752
                                                                          --------         --------
          Total liabilities and shareholders' equity                      $  8,235         $  7,803
                                                                          ========         ========

          See accompanying notes to consolidated financial statements.

                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                            (unaudited and restated)


                                                           Three months ended              Six months ended
                                                      -----------------------------   -----------------------------
                                                      June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                                      -------------   -------------   -------------   -------------
Net sales:
     Products                                             $ 2,090         $ 2,050         $ 4,102         $ 4,151
     Services                                                 601             451           1,128             845
                                                          -------         -------         -------         -------
        Total net sales                                     2,691           2,501           5,230           4,996

Cost of sales:
     Products                                                 592             573           1,231           1,270
     Services                                                 216             176             414             348
                                                          -------         -------         -------         -------
        Total cost of sales                                   808             749           1,645           1,618

                                                          -------         -------         -------         -------
        Gross profit                                        1,883           1,752           3,585           3,378
                                                          -------         -------         -------         -------

Operating expenses:
     Research and development                                 428             429             842             784
     Sales and marketing                                      675             582           1,270           1,144
     General and administrative                               508             509             973             966
                                                          -------         -------         -------         -------
         Total operating expenses                           1,611           1,520           3,085           2,894
                                                          -------         -------         -------         -------
Income from operations                                        272             232             500             484

     Interest income, net                                       5               4               8               8
     Other expense, net                                       (10)            (14)            (14)            (29)
                                                          -------         -------         -------         -------
Income before provision for income taxes                      267             222             494             463

     Provision for income taxes                               121               2             219               4
                                                          -------         -------         -------         -------
Net income                                                $   146         $   220         $   275         $   459
                                                          =======         =======         =======         =======

Income per share:
    Net income per common share - basic                   $  0.04         $  0.07         $  0.08         $  0.14
    Net income per common share - diluted                 $  0.03         $  0.05         $  0.06         $  0.11
    Shares used in per share calculation - basic            3,573           3,200           3,536           3,223
    Shares used in per share calculation - diluted          4,428           4,138           4,439           4,010

See accompanying notes to unaudited condensed consolidated financial statements.

                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                            (unaudited and restated)

                                                                         Six months ended
                                                                   -------------   -------------
                                                                   June 30, 2004   June 30, 2003
                                                                   -------------   -------------
Cash flows from operating activities:
    Net income                                                         $   275         $   459
    Adjustments to reconcile net income to net cash provided by operating activities:
      Loss on disposal of fixed assets                                       1              --
      Depreciation and amortization                                        103             109
      Provision for doubtful accounts and sales returns                     (3)           (158)
      Provision for excess and obsolete inventory                         (210)            (67)
      Deferred taxes                                                       219              --
      Changes in assets and liabilities:
        Accounts receivable                                                (99)           (163)
        Inventories                                                        (78)            305
        Prepaid expenses and other current assets                         (122)           (174)
        Accounts payable                                                   104            (163)
        Accrued liabilities                                               (242)           (205)
          Deferred revenue                                                 132             338
                                                                       -------         -------
            Net cash provided by operating activities                       80             281

Cash flows from investing activities:
    Purchase of property and equipment                                     (15)            (99)
                                                                       -------         -------
           Net cash used in investing activities                           (15)            (99)

Cash flows from financing activities:
    Repayment of long-term debt                                             (9)            (10)
    Repurchase of common stock                                              --             (48)
    Proceeds from issuance of common stock                                 172              79
                                                                       -------         -------
           Net cash provided by financing activities                       163              21

Net increase in cash and cash equivalents                                  228             203

Cash and cash equivalents at beginning of period                         4,614           3,460
                                                                       -------         -------
Cash and cash equivalents at end of period                             $ 4,842         $ 3,663
                                                                       =======         =======

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

      In addition, because we are dependent on a small number of distributors for a significant portion of the sales of our products, the loss of any of our major distributors or their inability to satisfy their payment obligations to us could have a significant adverse effect on our business, operating results and financial condition. In the first six months of 2004 and 2003, Ingram Micro and Tech Data, our two largest distributors, collectively represented approximately 48% and 49% of our net sales, respectively.

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

2.    Restatement of Issued Financial Statements

      The Company has completed a review of its accounting practices with respect to the historical classification of cost of service revenues, procedures for recognizing revenue associated with extended support contracts and procedures for establishing the accrual for paid-time-off, and determined that its previously filed condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003, and statements of earnings for each of the three and six months ended June 30, 2004 and 2003 contained certain errors in the application of Generally Accepted Accounting Principles as described below:

      a)    Classification of cost of service revenues

            The Company has concluded that its historical classification of cost of service revenues did not conform to Generally Accepted Accounting Principles. Historically, such costs have been improperly included as a component of sales and marketing expenses on the Company's consolidated statements of earnings; however under Generally Accepted Accounting Principles, such costs are required to be classified as cost of service revenues. For the three months ended June 30, 2004 and 2003, the Company has reclassified $216,000 and $177,000, respectively, out of sales and marketing and included these amounts within cost of service revenues in its statements of earnings. For the six months ended June 30, 2004 and 2003, the Company has reclassified $414,000 and 349,000, respectively, out of sales and marketing and included these amounts within cost of service revenues. The reclassification had no impact on reported revenue, net income and earnings per share for the respective periods. The misclassification, however, did result in cost of sales being understated, and gross profit and operating expenses being overstated by equal amounts.

            Effective January 1, 2005, the Company established a separate cost center to capture solely the cost of service revenues and such costs will be classified as a component of cost of sales.

      b)    Revenue recognition related to extended support contracts

            The Company has determined that as a result of an internal control deficiency, service revenues attributable to extended support contracts were overstated by $26,000 and $10,000 for the three months ended June 30, 2004 and 2003, respectively, and $45,000 and $15,000 for the first six months of 2004 and 2003, respectively. These amounts should have been deferred and recognized as service revenues in subsequent periods. Such errors were the result of inadequate procedures in place to correctly recognize sales related to extended support contracts. The revenue overstatements represent less than 1% of the Company's total sales for the respective periods.

            During the first quarter of 2005, the Company enhanced its internal accounting system to ensure that revenue is recognized over the actual contract term.

      c)    Accrual for paid-time-off

            The Company has also identified an error that resulted in an overstatement of its accrual for paid-time-off beginning in 2002 and continuing through 2004. This error resulted in the overstatement of expenses by $1,000 and $2,000 in each of the three-month period which ended June 30, 2004 and 2003. The overstatement of expenses was $2,000 and $3,000 for the first six months of 2004 and 2003, respectively. During the first quarter of fiscal 2005, the Company corrected the internal control deficiency that led to such over-accrual.

      The following tables summarize the impact of the adjustments described above (amounts in thousands, except per share data):

      Reconciliation of Condensed Consolidated Statements of Earnings

                                                   For the three months ended                For the six months ended
                                                          June 30, 2004                            June 30, 2004
                                             ---------------------------------------   ---------------------------------------
                                             As reported   Adjustments   As restated   As reported   Adjustments   As restated
                                             -----------   -----------   -----------   -----------   -----------   -----------
Sales:
   Products                                    $ 2,090            --       $ 2,090       $ 4,102            --       $ 4,102
   Services                                        627           (26)          601         1,173           (45)        1,128
                                               -----------------------------------       -----------------------------------
      Net sales                                  2,717           (26)        2,691         5,275           (45)        5,230

Cost of sales
   Products                                        592            --           592         1,231            --         1,231
   Services                                         --           216           216            --           414           414
                                               -----------------------------------       -----------------------------------
      Total cost of sales                          592           216           808         1,231           414         1,645

      Gross Profit                               2,125          (242)        1,883         4,044          (459)        3,585

Operating expenses:
   Research and engineering                        428            --           428           842            --           842
   Sales and marketing                             892          (217)          675         1,686          (416)        1,270
   General and administrative                      508            --           508           973            --           973
                                               -----------------------------------       -----------------------------------
      Total operating expenses                   1,828          (217)        1,611         3,501          (416)        3,085

      Operating income                             297           (25)          272           543           (43)          500

Other income/(expense), net                         (5)           --            (5)           (6)           --            (6)

                                               -----------------------------------       -----------------------------------
Income before provision for/(benefit
from) income taxes                                 292           (25)          267           537           (43)          494

Provision for (benefit from) income taxes          121            --           121           219            --           219

                                               -----------------------------------       -----------------------------------
      Net income                               $   171          ($25)      $   146       $   318          ($43)      $   275
                                               ===================================       ===================================

Net income per common share:
      Basic                                    $  0.05        ($0.01)      $  0.04       $  0.09        ($0.01)      $  0.08
                                               ===================================       ====================================
      Diluted                                  $  0.04        ($0.01)      $  0.03       $  0.07        ($0.01)      $  0.06
                                               ===================================       ===================================

Shares used in per share calculation
      Basic                                      3,573                       3,573         3,536                       3,536
                                               ===================================       ===================================
      Diluted                                    4,428                       4,428         4,439                       4,439
                                               ===================================       ===================================

                                                  For the three months ended                 For the six months ended
                                                         June 30, 2003                             June 30, 2003
                                             As reported   Adjustments   As restated   As reported   Adjustments   As restated
                                             -----------   -----------   -----------   -----------   -----------   -----------
Sales:
   Products                                    $ 2,050            --       $ 2,050       $ 4,151            --       $ 4,151
   Services                                        461           (10)          451           860           (15)          845
                                               -----------------------------------       -----------------------------------
      Net sales                                  2,511           (10)        2,501         5,011           (15)        4,996

Cost of sales
   Products                                        573            --           573         1,270            --         1,270
   Services                                         --           176           176            --           348           348
                                               -----------------------------------       -----------------------------------
      Total cost of sales                          573           176           749         1,270           348         1,618

      Gross Profit                               1,938          (186)        1,752         3,741          (363)        3,378

Operating expenses:
   Research and engineering                        429            --           429           784            --           784
   Sales and marketing                             760          (178)          582         1,495          (351)        1,144
   General and administrative                      509            --           509           966            --           966
                                               -----------------------------------       -----------------------------------
      Total operating expenses                   1,698          (178)        1,520         3,245          (351)        2,894

      Operating income                             240            (8)          232           496           (12)          484

Other income/(expense), net                        (10)           --           (10)          (21)           --           (21)

                                               -----------------------------------       -----------------------------------
Income before provision for/(benefit
from) income taxes                                 230            (8)          222           475           (12)          463

Provision for (benefit from) income taxes            2            --             2             4            --             4

                                               -----------------------------------       -----------------------------------
      Net income                               $   228           ($8)      $   220       $   471          ($12)      $   459
                                               ===================================       ===================================

Net income per common share:
      Basic                                    $  0.07            --       $  0.07       $  0.15        ($0.01)      $  0.14
                                               ===================================       ===================================
      Diluted                                  $  0.06        ($0.01)      $  0.05       $  0.12        ($0.01)      $  0.11
                                               ===================================       ===================================

Shares used in per share calculation
      Basic                                      3,200                       3,200         3,223                       3,223
                                               ===================================       ===================================
      Diluted                                    4,138                       4,138         4,010                       4,010
                                               ===================================       ===================================

         Summary of Adjustments to Condensed Consolidated Balance Sheets

                                                     As of June 30, 2004                          As of December 31, 2003
                                          ------------------------------------------    -----------------------------------------
                                          As reported     Adjustments    As restated    As reported    Adjustments    As restated
Current liabilities:
    Accrued liabilities                     $  1,519       $     24       $  1,495       $  1,759       $     22       $  1,737
    Deferred revenue                             996            (91)         1,087            909            (46)           955
       Total current liabilities               2,947            (67)         3,014          2,998            (24)         3,022
      Total liabilities                        2,969            (67)         3,036          3,027            (24)         3,051

Shareholders' equity:
    Accumulated deficit                      (22,164)           (67)       (22,231)       (22,482)           (24)       (22,506)
    Total shareholders' equity                 5,266            (67)         5,199          4,776            (24)         4,752
   Total liabilities and shareholders'
      equity                                $  8,235             --       $  8,235          7,803             --          7,803

3.    Revenue Recognition:

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

4.    Net Income Per Share:

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

      Basic and diluted net income per share is calculated as follows for the second quarter and first six months of 2004 and 2003 (in thousands, except per share amounts):

                                                               (in thousands, except per share amounts)
                                                      ----------------------------------------------------------
                                                                     (Unaudited and restated)
                                                      ----------------------------------------------------------
                                                          Three months ended             Six months ended
                                                      ----------------------------  ----------------------------
                                                      June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                                                      -------------  -------------  -------------  -------------
Basic:
    Weighted average common shares outstanding              3,573          3,200          3,536          3,222
                                                         ========       ========       ========       ========
    Net income                                           $    146       $    220       $    275       $    459
                                                         ========       ========       ========       ========
    Net income per common share - basic                  $   0.04       $   0.07       $   0.08       $   0.14
                                                         ========       ========       ========       ========

Diluted:
    Weighted average common shares outstanding              3,573          3,200          3,536          3,223
    Common equivalent shares from stock options               855            938            903            787
                                                         --------       --------       --------       --------
    Shares used in per share calculation - diluted          4,428          4,138          4,439          4,010
                                                         ========       ========       ========       ========
    Net income                                           $    146       $    220       $    275       $    459
                                                         ========       ========       ========       ========
    Net income per common share - diluted                $   0.03       $   0.05       $   0.06       $   0.11
                                                         ========       ========       ========       ========

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

5.    Stock-Based Compensation

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

      Had compensation costs been determined consistent with SFAS No. 123, our net income, net of income taxes, would have been changed to the amounts indicated below (unaudited, in thousands, except per share data):

                                                             Three months ended             Six months ended
                                                        ----------------------------  ----------------------------
                                                        June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                                                        -------------  -------------  -------------  -------------
                                                                                (Restated)
Net Income - as reported                                    $   146        $   220        $   275        $   459
Fair value of stock-based compensation, net of taxes           (159)           (45)          (255)           (87)
Net income - pro forma                                          (13)           175             20            372
Net income per share - basic - as reported                  $  0.04        $  0.07        $  0.08        $  0.14
Net income per share - diluted - as reported                $  0.03        $  0.05        $  0.06        $  0.11
Net income per share - basic - pro forma                    $  0.00        $  0.05        $  0.01        $  0.12
Net income per share - diluted - pro forma                  $  0.00        $  0.04        $  0.00        $  0.09

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

6.    Inventories:

      Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of provisions for excess and obsolete inventory. Inventory details are as follows (unaudited, in thousands):

                                        June 30, 2004   December 31, 2003
                                        -------------   -----------------
   Raw material                             $  966          $  610
   Work in process                               1              --
   Finished goods                              498             567
                                            ------          ------
                   Total inventory          $1,465          $1,177
                                            ======          ======

7.    Segment Information:

      We have determined that we operate in one segment. Revenues by geographic area are determined by the location of the customer and are summarized as follows (unaudited, in thousands):

                                                                   (Unaudited and restated)
                                                  ----------------------------------------------------------
                                                       Three months ended             Six months ended
                                                  ----------------------------  ----------------------------
                                                  June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                                                  -------------  -------------  -------------  -------------
      United States                                    $2,279        $2,010         $4,390        $3,993
      Europe                                              148           153            332           328
      Pacific Rim                                         153           258            335           500
      Rest of Americas, excluding United States           111            80            173           175
                                                       ------        ------         ------        ------

         Total Revenues                                $2,691        $2,501         $5,230        $4,996
                                                       ======        ======         ======        ======

      Customers that individually accounted for greater than 10% of net sales are as follows (unaudited, in thousands):

               --------------------------------------------------------------------------------------------
                              Quarter Ended                                 Six Months Ended
               ------------------------------------------     ---------------------------------------------
                  June 30, 2004          June 30, 2003           June 30, 2004           June 30, 2003
Customer       Amount    Percentage   Amount   Percentage     Amount    Percentage    Amount     Percentage
--------       ------    ----------   ------   ----------     ------    ----------    ------     ----------
   A            $562        21%        $448        18%        $1,439        28%        $1,112        22%
   B            $701        26%        $709        28%        $1,076        20%        $1,314        26%

8.    Comprehensive Income:

      Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, therefore, no separate statement of comprehensive income has been presented.

9.    Commitments and Contingencies:

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

      Lease Commitments

      The following represents combined aggregate maturities for all of our financing and commitments under operating and capital leases as of June 30, 2004 (unaudited, in thousands):


                                                Operating    Capital Lease     Total
                                                 Leases       Obligations    Commitments
                                                ----------------------------------------
      Six months ending December 31, 2004        $   104        $     8         $   112
      Year ending December 31, 2005                  207             18             225
      Year ending December 31, 2006                  207             15             222
      Year ending December 31, 2007                  207             --             207
      Year ending December 31, 2008                  207             --             207
      Year ending December 31, 2009                  104             --             104
                                                 --------------------------------------
      Total Commitments                          $ 1,036        $    41         $ 1,077
      Less amount representing interest               --             (5)             (5)
                                                 --------------------------------------
      Present value of lease obligations         $ 1,036        $    36         $ 1,072
                                                 ======================================

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

                                                                         (Unaudited)
                                                          -----------------------------------------
                                                          Three months ended     Six months ended
                                                          -------------------   -------------------
                                                          June 30,   June 30,   June 30,   June 30,
                                                            2004       2003       2004       2003
                                                          --------   --------   --------   --------
      Balance at beginning of period                        $ 23       $ 33       $ 24       $ 34
      Accruals for warranties issued during the period         1          4          1         33
      Actual warranty expense                                 (2)        (6)        (3)       (36)
                                                            ----       ----       ----       ----

      Balance at end of period                              $ 22       $ 31       $ 22       $ 31
                                                            ====       ====       ====       ====

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

10.   Stock Buyback:

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

11.   Recent Accounting Pronouncements:

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

We have completed a review of our accounting practices with respect to the historical classification of cost of service revenues, procedures for recognizing revenue associated with extended support contracts and procedures for establishing the accrual for paid-time-off, and determined that our historical financial statements contained certain errors in the application of Generally Accepted Accounting Principles. Consequently, we have restated our consolidated financial statements as of June 30, 2004 and December 31, 2003, and for the three and six months ended June 30, 2004 and 2003 in this Quarterly Report on Form 10-Q/A to correct for these errors. This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the restated amounts. Note 2 to the consolidated financial statements discloses the impact of the adjustments arising from the accounting errors described above on the statements of earnings and balance sheets for the restated quarterly periods.

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

Consolidated Statements of Operations - As a Percentage of Net Sales

                                                  Three months ended             Six months ended
                                             ----------------------------  ----------------------------
                                             June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                                             -------------  -------------  -------------  -------------
                                                                     (Restated)
Net sales:
    Products                                       78%             82%           78%            83%
    Services                                       22%             18%           22%            17%
                                                 ----            ----          ----           ----
         Total net sales                          100%            100%          100%           100%

Cost of sales:
    Products                                       22%             23%           23%            25%
    Services                                        8%              7%            8%             7%
                                                 ----            ----          ----           ----
Total cost of sales                                30%             30%           31%            32%

     Gross profit                                  70%             70%           69%            68%

Operating expenses:
     Research and development                      16%             17%           17%            16%
     Sales and marketing                           25%             23%           24%            23%
     General and administrative                    19%             21%           18%            19%
                                                 ----            ----          ----           ----
         Total operating expenses                  60%             61%           59%            58%

Income from operations                             10%              9%           10%            10%

     Interest income, net                           *               *             *              *
     Other expense, net                             *               *            (1%)           (1%)
                                                 ----            ----          ----           ----

Income before provision for income taxes           10%              9%            9%             9%

     Provision for income taxes                     5%              *             4%             *
                                                 ----            ----          ----           ----
Net income                                          5%              9%            5%             9%
                                                 ====            ====          ====           ====

*     Less than 1%

Results of Operations

      Net Sales

                                Three months ended             Six months ended
                           ----------------------------  ----------------------------
                           June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                           -------------  -------------  -------------  -------------
                                                   (Restated)
Net sales
    Products                   $2,090         $2,050         $4,102         $4,151
    Services                      601            451          1,128            845
                               ------         ------         ------         ------
       Total Net sales         $2,691         $2,501         $5,230         $4,996
                               ======         ======         ======         ======

                                                  Three months ended              Six months ended
                                              ----------------------------  ----------------------------
                                              June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                                              -------------  -------------  -------------  -------------
                                                                      (Restated)
Net Sales
United States                                     $2,279         $2,010         $4,390         $3,993
Europe                                               148            153            332            328
Pacific Rim                                          153            258            335            500
Rest of Americas, excluding United States            111             80            173            175
                                                  ------         ------         ------         ------

   Total Net Sales                                $2,691         $2,501         $5,230         $4,996
                                                  ======         ======         ======         ======

      Net sales for the second quarter of 2004 increased 8% to $2.7 million from $2.5 million in the same period in 2003. Net sales for the first six months of 2004 increased 5% to $5.2 million from $5.0 million for the same period in 2003.

      Product sales of $2.1 million for the second quarter of 2004 were relatively unchanged as compared to the same period in 2003. Product sales of $4.1 million for the first six months of 2004 were also relatively unchanged as compared to the first six months of 2003.

      Service revenues are comprised primarily of extended warranty and support programs as well as 60-days of maintenance bundled with initial product sales. Revenue related to these arrangements is recognized ratably over the period of the arrangement. Service revenues in the second quarter of 2004 increased 33% to $601,000 from $451,000 in the same period in 2003. For the first six months of 2004, service revenues increased 33% to $1.1 million from $845,000 in the same period in 2003. The increase in service revenues was primarily due to increased sales of extended warranty contracts due to an increase in our installed customer base as well as the launch of our FaxPress Premier fax server products in the second half of 2003.

      Domestic sales in the second quarter of 2004 were $2.3 million, as compared to $2.0 million for the same period in 2003, representing 85% and 80% of total net sales in the second quarter of 2004 and 2003, respectively. Domestic sales for the first six months of 2004 were $4.4 million, as compared to $4.0 million for the same period of 2003, which represents 84% and 80% of total net sales in 2004 and 2003, respectively. The increase in sales was mostly attributable to higher service revenues.

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

      Sales to the rest of the Americas (excluding the United States) in the second quarter of 2004 were $111,000 as compared to $80,000 in the year-ago quarter, representing 4% of total net sales for both periods, respectively. The increase in sales was mostly due to sales of our fax server products. For the six months ended June 30, sales to the Rest of the Americas were $173,000 and $175,000 for 2004 and 2003, respectively. This represents 3% of net sales for both periods.

Cost of Sales; Gross Profit

                                      Three months ended               Six months ended
                                -----------------------------   -----------------------------
                                June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                -------------   -------------   -------------   -------------
                                                         (Restated)
Cost of sales:
     Products                       $  592          $  573          $1,231          $1,270
     Services                          216             176             414             348
                                    ------          ------          ------          ------
        Total cost of sales            808             749           1,645           1,618

        Gross profit                $1,883          $1,752          $3,585          $3,378
        Gross profit %                  70%             70%             69%             68%

      Gross profit was $1.9 million, or 70% of net sales, for the second quarter of 2004, as compared to $1.8 million, or 70% of net sales, for the same period in 2003. Gross profit for the first six months of 2004 and 2003 was $3.6 million and $3.4 million, or 69% and 68% of net sales, respectively. Gross profit for the second quarter of 2004 included a benefit of $61,000, or 2% of net sales, due to adjustment of an estimated liability based on a settlement reached during the quarter. The increase in gross profit for the first six months of 2004 as compared to the same period in 2003 was mainly due to the $61,000 adjustment of an estimated liability as well as higher service revenues while cost of service revenue increased only moderately in the 2004 period.

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

Sales & Marketing

      Sales and marketing expenses for the second quarter of 2004 were $675,000, or 25% of net sales, as compared to $582,000, or 23% of net sales, for the same period in 2003. Sales and marketing expenses were $1.3 million for the first six months of 2004, and $1.1 million for the same period of 2003, which represents 24% and 23%, respectively, of net sales for the period. The increases for both the quarter and the six-month period of $93,000 and $126,000, respectively, were primarily due to an increase in compensation expense related to headcount additions.

General & Administrative

      General and administrative expenses were $508,000 for the second quarter of 2004 which is flat as compared to the same period in 2003. This represents 19% and 21% of net sales of the second quarter of 2004 and 2003, respectively. For the first six months of 2004, general and administrative expenses were $973,000, or 19% of net sales, as compared to $966,000, or 19% of net sales for the first six months of 2003.

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

Liquidity and Capital Resources

                                       June 30, 2004  December 31, 2003
                                       -------------  -----------------
                                                (Restated)
      Cash and cash equivalents           $4,842         $4,614
      Working capital                     $4,831         $4,156
      Working capital ratio                  2.7            2.4

      As of June 30, 2004, we had approximately $4.8 million of cash and cash equivalents, an increase of $228,000 from December 31, 2003. Our operating activities generated cash of $80,000 and $281,000 in the six month periods ended June 30, 2004 and June 30, 2003, respectively. Cash generated in the six month period ended June 30, 2004 was principally the result of net income in the amount of $275,000, depreciation and amortization, deferred taxes and an increase in accounts payable, offset in part by increases in inventories
(primarily due to our FaxPress Premier fax servers), accounts receivable, prepaid expenses, and a decrease in accrued liabilities. Cash generated in the six month period ended June 30, 2003 was primarily the result of net income in the amount of $459,000, depreciation and amortization, a reduction in inventories and an increase in accrued liabilities, offset partially by increases in accounts receivables, and prepaid expenses, and decrease in accounts payable.

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

      The following represents combined aggregate maturities for all our financing and commitments as of June 30, 2004:

                                                                  Payments Due by Period
                                            -------------------------------------------------------------------

Contractual Obligations                      Total         1 Year      2 - 3 Years    4 - 5 Years     More than
                                                                                                       5 Years
                                            -------------------------------------------------------------------
Capital (Finance) Lease Obligations         $   41         $   18         $   23             --             --
Operating Lease Obligations                 $1,036         $  207         $  415         $  414             --
                                            ------------------------------------------------------------------
Total contractual cash obligations          $1,077         $  225         $  438         $  414             --
                                            ==================================================================

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

      We have experienced significant operating losses and, as of June 30, 2004, had an accumulated deficit of $22.2 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $591,000 of losses in 2001 attributable to a slowdown in demand for our products due in part to industry-wide adverse economic factors. We have been profitable since the third quarter of 2001, with total net income of $635,000 in 2002 and $1.6 million in 2003, and $275,000 for the first six months in 2004. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

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

      Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States..

      At the time of the original filing on August 11, 2004 of the Company's report on Form 10-Q for the quarter ended June 30, 2004 which this Form 10-Q/A amends, officers of Castelle provided conclusions regarding the effectiveness of the Company's disclosure controls and procedures that they believed were then accurate. However, during the fourth quarter of fiscal 2004, the Company determined that: 1) its historical classification of cost of service revenues did not conform to Generally Accepted Accounting Principles as such costs were classified as a component of sales and marketing expenses rather than cost of sales, due primarily to the fact that our internal financial reporting system did not track this information separately from certain sales and marketing expenses; and 2) as a result of an internal control deficiency, service revenues attributable to extended support contracts were overstated due to inadequate procedures in place to correctly recognize sales related to extended support contracts.

      Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by our 2004 Annual Report on Form 10-K and as of the periods affected by the restatement referred to elsewhere in the Form 10-K. As a result of the restatement of the Company's quarterly financial information included herein, and based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

      None.

ITEM 7. DEFAULTS UPON SENIOR SECURITIES

      None.

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

CASTELLE

By: /s/ Scott C. McDonald                                                    Date: May 4, 2005
    Scott C. McDonald
    Chief Executive Officer and President
    (Principal Executive Officer)

By: /s/ Paul Cheng                                                           Date: May 4, 2005
    Paul Cheng
    Vice President of Finance and Administration
    Chief Financial Officer
    (Principal Financial Officer and Principal Accounting Officer)

EXibit
Number      Description
------      --------------------------------------------------------------------

 10.1(1)    Amended Lease Agreement

 10.2(1)    Silicon Valley Bank Loan Agreement

 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

 32.1 Certification Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

 32.2 Certification Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

---------------
(1) These exhibits were filed with the Report on Form 10-Q for the period ended June 30, 2004 on August 11, 2004.