Form 10-Q/A
period 2004-09-30
CASTELLE \CA\
filed 2005-05-04
CIK 908605

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

                                    CASTELLE
                                   FORM 10-Q/A
                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I - FINANCIAL INFORMATION.......................................................2

    ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.............................2

             CONDENSED CONSOLIDATED BALANCE SHEETS...................................4

             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS...........................5

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.........................6

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....................7

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS..........................................19

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS..................................................20

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..............35

    ITEM 4.  CONTROLS AND PROCEDURES................................................35

PART II - OTHER INFORMATION.........................................................37

    ITEM 5.  LEGAL PROCEEDINGS......................................................37

    ITEM 6.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS............37

    ITEM 7.  DEFAULTS UPON SENIOR SECURITIES........................................37

    ITEM 8.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................37

    ITEM 9.  OTHER INFORMATION......................................................37

    ITEM 10. EXHIBITS...............................................................37

             SIGNATURES.............................................................38

             EXHIBIT 31.1  CERTIFICATION PURSUANT TO SECTION 302 OF THE
             SARBANES-OXLEY ACT OF 2002............................................E-1

             EXHIBIT 31.2  CERTIFICATION PURSUANT TO SECTION 302 OF THE
             SARBANES-OXLEY ACT OF 2002............................................E-2

             EXHIBIT 32.1  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
             ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.....E-3

             EXHIBIT 32.2  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
             ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.....E-4

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                EXPLANATORY NOTE

In a report on Form 8-K filed on March 31, 2005, Castelle ("the Company", or "we") indicated that it has completed a review of its accounting practices with respect to the historical classification of cost of service revenues, procedures for recognizing revenue associated with extended support contracts and procedures for establishing the accrual for paid-time-off, and determined that its historical financial statements as of and for the years ended December 31, 2002 and 2003, and the three quarters ended March 31, June 30 and September 30 of 2004 contained certain errors in the application of Generally Accepted Accounting Principles as described below:

      a)    Classification of cost of service revenues

            The Company has concluded that its historical classification of cost of service revenues did not conform to Generally Accepted Accounting Principles. Historically, such costs have been improperly included as a component of sales and marketing expenses on the Company's consolidated statements of earnings; however under Generally Accepted Accounting Principles, such costs are required to be classified as cost of service revenues. For the three months ended September 30, 2004 and 2003, the Company has reclassified $207,000 and $193,000, respectively, out of sales and marketing and included these amounts within cost of service revenues in its statements of earnings. For the nine months ended September 30, 2004 and 2003, the Company has reclassified $621,000 and $542,000, respectively, out of sales and marketing and included these amounts within cost of service revenues. The reclassification had no impact on reported sales, net income, earnings per share, or cash flows from operations for the respective periods. The misclassification, however, did result in cost of sales being understated, and gross profit and operating expenses being overstated by equal amounts. The Company has concluded that the internal control deficiency that led to the errors in the historical classification of cost of service revenues is a "material weakness" as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2.

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

      b)    Revenue recognition related to extended support contracts

            The Company has determined that as a result of an internal control deficiency, service revenues attributable to extended support contracts were overstated by $13,000 and $5,000 for the three months ended September 30, 2004 and 2003, respectively, and $58,000 and $20,000 for the first nine months of 2004 and 2003, respectively. These amounts should have been deferred and recognized as service revenues in subsequent periods. Such errors were the result of inadequate procedures in place to correctly recognize sales related to extended support contracts. The revenue overstatements represent less than 1% of the Company's total sales for the respective periods. In connection with their audit of the Company's consolidated financial statements for the year ended December 31, 2004, the Company's independent registered public accounting firm, Grant Thornton LLP, concluded that the internal control deficiency that led to the aforementioned revenue recognition errors is a "material weakness" as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2.

            During the first quarter of 2005, the Company enhanced its internal accounting system to ensure that revenue is recognized over the actual contract term.

      c)    Accrual for paid-time-off

            The Company has also identified an error that resulted in an overstatement of its accrual for paid-time-off beginning in 2002 and continuing through 2004. This error resulted in the overstatement of expenses by $1,000 and $2,000 in each of the three-month period which ended September 30, 2004 and 2003. The overstatement of expenses was $3,000 and $5,000 for the nine months of 2004 and 2003, respectively. During the first quarter of fiscal 2005, the Company corrected the internal control deficiency that led to such over-accrual.

The outcome of the review referred to above necessitated adjustments to Castelle's previously filed condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003, and statements of earnings for each of the three and nine months ended September 30, 2004 and 2003. These adjustments, together, reduced the reported net income by $12,000 and $3,000 for the three months ended September 30 of 2004 and 2003, respectively, and $55,000 and $15,000 for the nine months of 2004 and 2003, respectively. Basic net income per share did not change for the three months ended September 30, 2004 and 2003 compared to the amounts previously reported. Diluted income per share was reduced by $0.01 for the three months ended September 30, 2003, but did not change for the three months ended September 30, 2004, as compared to the amounts previously reported. As a result of the adjustments referenced to above, the historical financial statements and related financial information contained in Castelle's Quarterly Reports on Form 10-Q for the period ended September 30, 2004 should no longer be relied upon and are superceded by the financial statements and financial information in this Quarterly Report on Form 10-Q/A.

This amended Form 10-Q/A amends Items 1 and 2 of Part I of Castelle's quarterly report of Form 10-Q filed on November 12, 2004 to reflect these adjustments.

                                    CASTELLE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (unaudited and restated)
                                 (in thousands)

                                                                   September 30, 2004   December 31, 2003
                                                                   ------------------   -----------------
Assets:
   Current assets:
     Cash and cash equivalents                                         $    5,032          $    4,614
     Accounts receivable, net of allowance for doubtful accounts
        of $37 and $39, respectively                                          948                 873
     Inventories                                                            1,532               1,177
     Prepaid expenses and other current assets                                187                 134
     Deferred taxes                                                           212                 380
                                                                       ----------          ----------
        Total current assets                                                7,911               7,178

   Property and equipment, net                                                243                 376
   Other non-current assets                                                   103                 103
   Deferred taxes, non-current                                                 --                 146
                                                                       ----------          ----------
        Total assets                                                   $    8,257          $    7,803
                                                                       ==========          ==========

Liabilities and Shareholders' Equity:
   Current liabilities:

     Long-term debt, current portion                                   $       14          $       16
     Accounts payable                                                         338                 314
     Accrued liabilities                                                    1,225               1,737
     Deferred revenue                                                       1,218                 955
                                                                       ----------          ----------
        Total current liabilities                                           2,795               3,022

     Long term debt, net of current portion                                    18                  29
                                                                       ----------          ----------
        Total liabilities                                                   2,813               3,051
                                                                       ----------          ----------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding: 3,682 and 3,425, respectively              27,545              27,258
     Accumulated deficit                                                  (22,101)            (22,506)
                                                                       ----------          ----------
        Total shareholders' equity                                          5,444               4,752
                                                                       ----------          ----------
        Total liabilities and shareholders' equity                     $    8,257          $    7,803
                                                                       ==========          ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                                    CASTELLE
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)
                            (unaudited and restated)

                                                         Three months ended               Nine months ended
                                                    -----------------------------   -----------------------------
                                                    September 30,   September 30,   September 30,   September 30,
                                                        2004            2003             2004            2003
                                                    -------------   -------------   -------------   -------------
Net sales:
   Products                                            $  2,079        $  2,081        $  6,181        $  6,232
   Services                                                 606             480           1,734           1,325
                                                       --------        --------        --------        --------
      Total net sales                                     2,685           2,561           7,915           7,557

Cost of sales:
   Products                                                 674             555           1,905           1,825
   Services                                                 207             192             621             540
                                                       --------        --------        --------        --------
      Total cost of sales                                   881             747           2,526           2,365

                                                       --------        --------        --------        --------
      Gross profit                                        1,804           1,814           5,389           5,192
                                                       --------        --------        --------        --------

Operating expenses:
    Research and development                                470             427           1,312           1,211
    Sales and marketing                                     612             652           1,882           1,796
    General and administrative                              486             497           1,459           1,463
                                                       --------        --------        --------        --------
       Total operating expenses                           1,568           1,576           4,653           4,470
                                                       --------        --------        --------        --------
Income from operations                                      236             238             736             722

    Interest income, net                                     10               5              18              13
    Other expense, net                                      (21)             (3)            (35)            (32)
                                                       --------        --------        --------        --------
Income before provision for income taxes                    225             240             719             703
    Provision for income taxes                               95               2             314               6
                                                       --------        --------        --------        --------
Net income                                             $    130        $    238        $    405        $    697
                                                       ========        ========        ========        ========

Income per share:
   Net income per common share - basic                 $   0.04        $   0.07        $   0.11        $   0.21
   Net income per common share - diluted               $   0.03        $   0.05        $   0.09        $   0.17
   Shares used in per share calculation - basic           3,647           3,286           3,573           3,260
   Shares used in per share calculation - diluted         4,353           4,344           4,414           4,154

See accompanying notes to unaudited condensed consolidated financial statements.

                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                            (unaudited and restated)

                                                                          Nine months ended
                                                                    ------------------------------
                                                                    September 30,    September 30,
                                                                        2004             2003
                                                                    -------------    -------------
Cash flows from operating activities:
   Net income                                                         $    405         $    697
   Adjustments to reconcile net income to net cash provided by operating activities:
     Loss on disposal of fixed assets                                        2               --
     Depreciation and amortization                                         155              160
     Provision for doubtful accounts and sales returns                     (10)            (227)
     Provision for excess and obsolete inventory                           (32)            (139)
     Deferred taxes                                                        314               --
     Changes in assets and liabilities:
      Accounts receivable                                                  (65)              80
      Inventories                                                         (323)             132
      Prepaid expenses and other current assets                            (53)            (127)
      Accounts payable                                                      24               (2)
      Accrued liabilities                                                 (512)             114
         Deferred revenue                                                  263              297
                                                                      --------         --------
         Net cash provided by operating activities                         168              985

Cash flows from investing activities:
   Purchase of property and equipment                                      (24)            (140)
                                                                      --------         --------
        Net cash used in investing activities                              (24)            (140)
Cash flows from financing activities:
   Repayment of long-term debt                                             (13)             (16)
   Repurchase of common stock                                               --              (49)
   Proceeds from issuances of common stock,                                287              191
                                                                      --------         --------
        Net cash provided by financing activities                          274              126

Net increase in cash and cash equivalents                                  418              971

Cash and cash equivalents at beginning of period                         4,614            3,460
                                                                      --------         --------
Cash and cash equivalents at end of period                            $  5,032         $  4,431
                                                                      ========         ========

Supplemental Information:

Cash paid during the period for:
   Interest                                                           $      4         $      7
                                                                      ========         ========

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

2.    Restatement of Issued Financial Statements

      The Company has completed a review of its accounting practices with respect to the historical classification of cost of service revenues, procedures for recognizing revenue associated with extended support contracts and procedures for establishing the accrual for paid-time-off, and determined that its previously filed condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003, and statements of earnings for each of the three and nine months ended September 30, 2004 and 2003 contained certain errors in the application of Generally Accepted Accounting Principles as described below:

      a.    Classification of cost of service revenues

            The Company has concluded that its historical classification of cost of service revenues did not conform to Generally Accepted Accounting Principles. Historically, such costs have been improperly included as a component of sales and marketing expenses on the Company's consolidated statements of earnings; however under Generally Accepted Accounting Principles, such costs are required to be classified as cost of service revenues. For the three months ended September 30, 2004 and 2003, the Company has reclassified $207,000 and $193,000, respectively, out of sales and marketing and included these amounts within cost of service revenues in its statements of earnings. For the nine months ended September 30, 2004 and 2003, the Company has reclassified $621,000 and 542,000, respectively, out of sales and marketing and included these amounts within cost of service revenues. The reclassification had no impact on reported sales, net income, earnings per share, or cash flows from operations for the respective periods. The misclassification, however, did result in cost of sales being understated, and gross profit and operating expenses being overstated by equal amounts. Effective January 1, 2005, the Company established a separate cost center to capture solely the cost of service revenues and such costs will be classified as a component of cost of sales.

      b.    Revenue recognition related to extended support contracts

            The Company has determined that as a result of an internal control deficiency, service revenues attributable to extended support contracts were overstated by $13,000 and $5,000 for the three months ended September 30, 2004 and 2003, respectively, and $58,000 and $20,000 for the first nine months of 2004 and 2003, respectively. These amounts should have been deferred and recognized as service revenues in subsequent periods. Such errors were the result of inadequate procedures in place to correctly recognize sales related to extended support contracts. The revenue overstatements represent less than 1% of the Company's total sales for the respective periods.

            During the first quarter of 2005, the Company enhanced its internal accounting system to ensure that revenue is recognized over the actual contract term.

      c)    Accrual for paid-time-off

            The Company has also identified an error that resulted in an overstatement of its accrual for paid-time-off beginning in 2002 and continuing through 2004. This error resulted in the overstatement of expenses by $1,000 and $2,000 in each of the three-month period which ended September 30, 2004 and 2003. The overstatement of expenses was $3,000 and $5,000 for the nine months of 2004 and 2003, respectively. During the first quarter of fiscal 2005, the Company corrected the internal control deficiency that led to such over-accrual.

      The following tables summarize the impact of the adjustments described above (amounts in thousands, except per share data):

         Reconciliation of Condensed Consolidated Statements of Earnings

                                              For the three months ended                For the nine months ended
                                                  September 30, 2004                        September 30, 2004
                                         ------------------------------------      ------------------------------------
                                            As                          As            As                          As
                                            --                          --            --                          --
                                         reported    Adjustments     restated      reported    Adjustments     restated
                                         --------    -----------     --------      --------    -----------     --------
Sales:
  Products                                 $2,079            --        $2,079        $6,181            --        $6,181
  Services                                    619           (13)          606         1,792           (58)        1,734
                                         ------------------------------------      ------------------------------------
     Net sales                              2,698           (13)        2,685         7,973           (58)        7,915

Cost of sales
  Products                                    674            --           674         1,905            --         1,905
  Services                                     --           207           207            --           621           621
                                         ------------------------------------      ------------------------------------
     Total cost of sales                      621
                                                            674           207           881         1,905         2,526

     Gross Profit                           2,024          (220)        1,804         6,068          (679)        5,389

Operating expenses:
   Research and engineering                   470            --           470         1,312            --         1,312
   Sales and marketing                        820          (208)          612         2,506          (624)        1,882

   General and administrative                 486            --           486         1,459            --         1,459
                                         ------------------------------------      ------------------------------------
     Total operating expenses               1,776          (208)        1,568         5,277          (624)
                                                                                                                  4,653
     Operating income                         248           (12)          236           791           (55)          736

Other income/(expense), net                   (11)           --           (11)          (17)           --           (17)

                                         ------------------------------------      ------------------------------------
Income before provision for/(benefit
from) income taxes                            237           (12)          225           774           (55)          719

Provision for (benefit from) income
taxes                                          95            --            95           314            --           314

                                         ------------------------------------      ------------------------------------
     Net income                              $142          ($12)         $130          $460          ($55)         $405
                                         ====================================      ====================================

Net income per common share:
     Basic                                  $0.04            --         $0.04         $0.13        ($0.02)        $0.11
                                         ====================================      ====================================
     Diluted                                $0.03            --         $0.03         $0.10        ($0.01)        $0.09
                                         ====================================      ====================================

Shares used in per share calculation
     Basic                                  3,647                       3,647         3,573                       3,573
                                         ====================================      ====================================
     Diluted                                4,353                       4,353         4,414                       4,414
                                         ====================================      ====================================

                                              For the three months ended              For the nine months ended
                                                  September 30, 2003                      September 30, 2003
                                         ------------------------------------     ------------------------------------
                                            As                          As           As                          As
                                            --                          --           --                          --
                                         reported    Adjustments     restated     reported    Adjustments     restated
                                         --------    -----------     --------     --------    -----------     --------
Sales:
  Products                                 $2,081            --        $2,081       $6,232            --        $6,232
  Services                                    485            (5)          480        1,345           (20)        1,325
                                         ------------------------------------     ------------------------------------
     Net sales                              2,566            (5)        2,561        7,577           (20)        7,557

Cost of sales
  Products                                    555            --           555        1,825            --         1,825
  Services                                     --           192           192           --           540           540
                                         ------------------------------------     ------------------------------------
     Total cost of sales                      540
                                                            555           192          747         1,825         2,365

     Gross Profit                           2,011          (197)        1,814        5,752          (560)        5,192

Operating expenses:
   Research and engineering                   427            --           427        1,211            --         1,211
   Sales and marketing                        846          (194)          652        2,341          (545)        1,796

   General and administrative                 497            --           497        1,463            --         1,463
                                         ------------------------------------     ------------------------------------
     Total operating expenses               1,770          (194)        1,576        5,015          (545)
                                                                                                                 4,470
     Operating income                         241            (3)          238          737           (15)          722

Other income/(expense), net                    (2)           --             2          (19)           --           (19)

                                         ------------------------------------     ------------------------------------
Income before provision for/(benefit          243            (3)          240          (15)
from) income taxes                            718           703

Provision for (benefit from) income
taxes                                           2            --             2            6            --             6

                                         ------------------------------------     ------------------------------------
     Net income                              $241           ($3)         $238         $712          ($15)         $697
                                         ====================================     ====================================

Net income per common share:
     Basic                                  $0.07            --         $0.07        $0.22        ($0.01)        $0.21
                                         ====================================     ====================================
     Diluted                                $0.06        ($0.01)        $0.05        $0.17            --         $0.17
                                         ====================================     ====================================

Shares used in per share calculation
     Basic                                  3,286                       3,286        3,260                       3,260
                                         ====================================     ====================================
     Diluted                                4,344                       4,344        4,154                       4,154
                                         ====================================     ====================================

         Summary of Adjustments to Condensed Consolidated Balance Sheets

                                          As of September 30, 2004                   As of December 31, 2003
                                    ------------------------------------      ------------------------------------
                                       As                          As            As                          As
                                    reported    Adjustments     restated      reported    Adjustments     restated
Current liabilities:
   Accrued liabilities               $1,250           $25        $1,225        $1,759           $22        $1,737

   Deferred revenue                   1,114          (104)        1,218           909           (46)          955
     Total current liabilities        2,716           (79)        2,795         2,998           (24)        3,022
     Total liabilities                2,734           (79)        2,813         3,027           (24)        3,051

Shareholders' equity:
   Accumulated deficit              (22,022)          (79)      (22,101)      (22,482)          (24)      (22,506)
   Total shareholders' equity         5,523           (79)        5,444         4,776           (24)        4,752
   Total liabilities and
     shareholders' equity            $8,257            --        $8,257         7,803            --         7,803

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

      Basic and diluted net income per share is calculated as follows for the third quarter and first nine months of 2004 and 2003 (in thousands, except per share amounts):

                                                                (in thousands, except per share amounts)
                                                            ------------------------------------------------
                                                                        (Unaudited and restated)
                                                            ------------------------------------------------
                                                              Three months ended         Nine months ended
                                                            ----------------------    ----------------------
                                                             September    September    September    September
                                                             30, 2004     30, 2003     30, 2004     30, 2003
                                                             ---------    ---------    ---------    ---------
       Basic:
          Weighted average common shares outstanding            3,647        3,286        3,573        3,260
                                                             ========     ========     ========     ========
          Net income                                         $    130     $    238     $    405     $    697
                                                             ========     ========     ========     ========
          Net income per common share - basic                $   0.04     $   0.07     $   0.11     $   0.21
                                                             ========     ========     ========     ========

       Diluted:
          Weighted average common shares outstanding            3,647        3,286        3,573        3,260
          Common equivalent shares from stock options             706        1,058          840          894
                                                             --------     --------     --------     --------
          Shares used in per share calculation - diluted        4,353        4,344        4,414        4,154
                                                             ========     ========     ========     ========
          Net income                                         $    130     $    238     $    405     $    697
                                                             ========     ========     ========     ========
          Net income per common share - diluted              $   0.03     $   0.05     $   0.09     $   0.17
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

      Had compensation costs been determined consistent with SFAS No. 123, our net income, would have been changed to the amounts indicated below (unaudited, in thousands, except per share data):

                                                        Three months ended         Nine months ended
                                                      ----------------------    ----------------------
                                                      September    September    September    September
                                                      30, 2004     30, 2003     30, 2004     30, 2003
                                                      ---------    ---------    ---------    ---------
                                                                        (Restated)
       Net Income - as reported                       $    130     $    238     $    405     $    697
       Fair value of stock-based compensation, net
           of taxes                                       (128)         (86)        (382)        (173)
       Net income - pro forma                                2          152           23          524
       Net income per share - basic - as reported     $   0.04     $   0.07     $   0.11     $   0.21
       Net income per share - diluted - as reported   $   0.03     $   0.05     $   0.09     $   0.17
       Net income per share - basic - pro forma       $   0.00     $   0.05     $   0.01     $   0.16
       Net income per share - diluted - pro forma     $   0.00     $   0.03     $   0.01     $   0.13

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

6.    Inventories:

      Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market and net of provisions for excess and obsolete inventory. Inventory details are as follows (unaudited, in thousands):

                                          September 30, 2004   December 31, 2003
                                          ------------------   -----------------
           Raw material                        $  1,072            $    610
           Work in process                          104                  --
           Finished goods                           356                 567
                                               --------            --------
                     Total inventory           $  1,532            $  1,177
                                               ========            ========

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

7.    Segment Information:

      We have determined that we operate in one segment. Revenues by geographic area are determined by the location of the customer and are summarized as follows (unaudited, in thousands):

                                                                 (Unaudited and restated)
                                                       ---------------------------------------------
                                                        Three months ended       Nine months ended
                                                       ---------------------   ---------------------
                                                       September   September   September   September
                                                       30, 2004    30, 2003    30, 2004    30, 2003
                                                       ---------   ---------   ---------   ---------
           United States                               $  2,182    $  1,961    $  6,572    $  5,954
           Europe                                           186         192         518         520
           Pacific Rim                                      265         297         600         797
           Rest of Americas, excluding United States         52         111         225         286
                                                       --------    --------    --------    --------

              Total Revenues                           $  2,685    $  2,561    $  7,915    $  7,557
                                                       ========    ========    ========    ========

      Customers that individually accounted for greater than 10% of net sales are as follows (unaudited, in thousands):

                                Quarter Ended                              Nine Months Ended
                  ----------------------------------------     -----------------------------------------
                  September 30, 2004    September 30, 2003     September 30, 2004     September 30, 2003
      Customer    Amount   Percentage   Amount   Percentage    Amount   Percentage    Amount  Percentage
      --------    ------   ----------   ------   ----------    ------   ----------    ------  ----------
         A        $  357       13%      $  496       19%      $ 1,796       23%      $ 1,608      21%
         B        $  592       22%      $  874       34%      $ 1,668       21%      $ 2,188      29%

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

      Lease Commitments

      The following represents combined aggregate maturities for all of our financing and commitments under operating and capital leases as of September 30, 2004 (unaudited, in thousands):

                                                   Operating   Capital Lease      Total
                                                    Leases      Obligations    Commitments
                                                   ---------------------------------------
          Three months ending December 31, 2004    $     52      $      4       $     56
          Year ending December 31, 2005                 207            18            225
          Year ending December 31, 2006                 207            15            222
          Year ending December 31, 2007                 207            --            207
          Year ending December 31, 2008                 207            --            207
          Year ending December 31, 2009                  86            --             86
                                                   -------------------------------------
          Total Commitments                        $    967      $     37       $  1,004
           Less amount representing interest             --            (5)            (5)
                                                   -------------------------------------
                      Present value of lease       $    967      $     32       $    999
                                 obligations
                                                   =====================================

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

                                                                               (Unaudited)
                                                              ---------------------------------------------
                                                               Three months ended       Nine months ended
                                                              ---------------------   ---------------------
                                                              September   September   September   September
                                                              30, 2004    30, 2003    30, 2004    30, 2003
                                                              ---------   ---------   ---------   ---------
           Balance at beginning of period                      $   22      $   31      $   22      $   34
           Accruals for warranties issued during the period        --          16           2          49
           Actual warranty expense                                 (5)         (8)         (7)        (44)
                                                               ------      ------      ------      ------

           Balance at end of period                            $   17      $   39      $   17      $   39
                                                               ======      ======      ======      ======

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

We have completed a review of our accounting practices with respect to the historical classification of cost of service revenues, procedures for recognizing revenue associated with extended support contracts and procedures for establishing the accrual for paid-time-off, and determined that our historical financial statements contained certain errors in the application of Generally Accepted Accounting Principles. Consequently, we have restated our consolidated financial statements as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003 in this Quarterly Report on Form 10-Q/A to correct for these errors. This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the restated amounts. Note 2 to the consolidated financial statements discloses the impact of the adjustments arising from the accounting errors described above on the statements of earnings and balance sheets for the restated quarterly periods.

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

Consolidated Statements of Operations - As a Percentage of Net Sales

                                                   Three months ended               Nine months ended
                                              -----------------------------   -----------------------------
                                              September 30,   September 30,   September 30,   September 30,
                                                  2004            2003            2004            2003
                                              -------------   -------------   -------------   -------------
                                                                       (Restated)
Net sales:
   Products                                           77%             81%             78%             82%
   Services                                           23%             19%             22%             18%
                                                --------        --------        --------        --------
       Total net sales                               100%            100%            100%            100%

Cost of sales:
   Products                                           25%             22%             24%             24%
   Services                                            8%              7%              8%              7%
                                                --------        --------        --------        --------
       Total cost of sales                            33%             29%             32%             31%

                                                --------        --------        --------        --------
       Gross profit                                   67%             71%             68%             69%

Operating expenses:
    Research and development                          17%             17%             17%             16%
    Sales and marketing                               23%             26%             24%             24%
    General and administrative                        18%             19%             18%             19%
                                                --------        --------        --------        --------
       Total operating expenses                       58%             62%             59%             59%
                                                --------        --------        --------        --------
Income from operations                                 9%              9%              9%             10%

    Interest income, net                               *               *               *               *
    Other expense, net                                 *               *               *              (1%)
                                                --------        --------        --------        --------

Income before provision for income taxes               9%              9%              9%              9%
    Provision for income taxes                         4%              *               4%              *
                                                --------        --------        --------        --------
Net income                                             5%              9%              5%              9%
                                                ========        ========        ========        ========

*     Less than 1%

Results of Operations

      Net Sales

                                                    (Unaudited and restated)
                                   ----------------------------------------------------------
                                        Three months ended             Nine months ended
                                   ----------------------------  ----------------------------
                                   September 30,  September 30,  September 30,  September 30,
                                       2004           2003           2004           2003
                                   -------------  -------------  -------------  -------------
          Net sales
             Products                $  2,079       $  2,081       $  6,181       $  6,232
             Services                     606            480          1,734          1,325
                                     --------       --------       --------       --------
                Total Net sales      $  2,685       $  2,561       $  7,915       $  7,557
                                     ========       ========       ========       ========

                                                        Three months ended       Nine months ended
                                                       ---------------------   ---------------------
                                                       September   September   September   September
                                                       30, 2004    30, 2003    30, 2004    30, 2003
                                                       ---------   ---------   ---------   ---------
       Net Sales
          United States                                $  2,182    $  1,961    $  6,572    $  5,954
          Europe                                            186         192         518         520
          Pacific Rim                                       265         297         600         797
          Rest of Americas, excluding United States          52         111         225         286
                                                       --------    --------    --------    --------
            Total Net Sales                            $  2,685    $  2,561    $  7,915    $  7,557
                                                       ========    ========    ========    ========

      Net sales for the third quarter of 2004 were $2.7 million as compared to $2.6 million in the same period in 2003. Net sales for the first nine months of 2004 were $7.9 million as compared to $7.6 million for the same period in 2003. Sales in the three and nine months ended September 30, 2004 included a benefit of $126,000 from an adjustment of certain accruals related to a sales development program.

      Product sales of $2.1 million and $6.2 million for the three and nine months ended September 30, 2004, respectively, were relatively unchanged as compared to the same periods in 2003.

      Service revenues are comprised primarily of extended warranty and support programs as well as 60-days of maintenance bundled with initial product sales. Revenue related to these arrangements is recognized ratably over the period of the arrangement. Service revenues in the third quarter of 2004 increased 26% to $606,000 from $480,000 in the same period in 2003. For the first nine months of 2004, service revenues increased 31% to $1.7 million from $1.3 million in the same period in 2003. The increase in service revenues was primarily due to increased sales of extended warranty contracts due to an increase in our installed customer base as well as the launch of our FaxPress Premier fax server products in the second half of 2003. We anticipate service revenues to increase as more FaxPress Premier fax servers are sold.

      Domestic sales in the third quarter of 2004 were $2.2 million, as compared to $2.0 million for the same period in 2003, representing 82% and 77% of total net sales in the third quarter of 2004 and 2003, respectively. Domestic sales for the first nine months of 2004 were $6.6 million, as compared to $6.0 million for the same period of 2003, which represents 84% and 79% of total net sales in 2004 and 2003, respectively. The increase in sales was mostly attributable to higher service revenues and a benefit of $126,000 from a sales development program adjustment.

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

Cost of Sales; Gross Profit

                                          Three months ended             Nine months ended
                                     ----------------------------  ----------------------------
                                     September 30,  September 30,  September 30,  September 30,
                                         2004           2003           2004           2003
                                     -------------  -------------  -------------  -------------
                                                             (Restated)
          Cost of sales:
             Products                  $    674       $    555       $  1,905       $  1,825
             Services                       207            192            621            540
                                       --------       --------       --------       --------
               Total cost of sales          881            747          2,526          2,365

               Gross profit            $  1,804       $  1,814       $  5,389       $  5,192
               Gross profit %                67%            71%            68%            69%

      Gross profits were $1.8 million, in both the third quarters of 2004 and 2003, or 67% and 71% of net sales, respectively. Gross profits for the first nine months of 2004 and 2003 were $5.4 million and $5.2 million, or 68% and 69%%, of net sales, respectively. Gross profit percentage were lower in the third quarter of 2004 as compared to the same period in 2003 mainly due to the unfavorable mix from the sale of our fax server products, which has a lower gross profit contribution, offset in part by higher gross margin from service revenue. Gross profits for the three and nine months ended September 30, 2004 included the benefit of $126,000 from the sales development program adjustment. Gross profit for the nine months ended September 30, 2004 also included a benefit of $61,000 due to adjustment of an estimated liability based on a settlement reached in the second quarter of 2004.

Research & Development

      Research and development expenses for the third quarter of 2004 were $470,000, or 17% of net sales, as compared to $427,000 or 17% of net sales for the same period in 2003. For the first nine months of 2004, research and development expenses were $1.3 million, or 17% of net sales, as compared to $1.2 million in the same period of 2003, or 16% of net sales. The increase for the nine-month period of $101,000 was mostly attributable to higher outside consulting expenses to enhance our current product features. The employment of consultants is expected to continue until the short-term projects are completed.

Sales & Marketing

      Sales and marketing expenses for the third quarter of 2004 were $612,000, or 23% of net sales, as compared to $652,000, or 26% of net sales, for the same period in 2003. Sales and marketing expenses were $1.9 million for the first nine months of 2004, and $1.8 million for the same period of 2003, which represents 24% of net sales for both periods. The increase for the nine-month period of $86,000 was primarily due to an increase in compensation expense related to headcount additions of $199,000 offset in part by lower advertising and promotional expenses of $114,000. Sales and marketing expenses are anticipated to remain relatively stable.

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

Liquidity and Capital Resources

                            September 30, 2004   December 31, 2003   September 30, 2003
                            ------------------   -----------------   ------------------
                                              (dollars in thousands)
Cash and cash equivalents        $  5,032            $  4,614             $  4,431
Working capital                  $  5,116            $  4,156             $  3,284
Working capital ratio                 2.8                 2.4                  2.1

      As of September 30, 2004, we had approximately $5.0 million of cash and cash equivalents. For the nine months ended September 30, 2004, cash generated from operating activities was $168,000 as compared to $985,000 in the same period of last year. This reduction of cash from operating activities of $817,000 is attributable to a number of factors, including (i) an increase in inventory of $348,000 due mostly to the purchase of end-of-life components, net of usage, totaling $239,000 and other components to support production of FaxPress and FaxPress Premier products of $109,000, (ii) a decrease in total accrued liabilities of $512,000 due to an adjustment of certain accruals related to a sales development program of $126,000, a software license settlement of $50,000, a reduction of unneeded reserve of $61,000 after the software settlement, and use of co-op and market development funds of $181,000 for product promotions.

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

      The following represents combined aggregate maturities for all our financing and commitments as of September 30, 2004:

                                                           Payments Due by Period
                                       ----------------------------------------------------------------
Contractual Obligations                 Total        1 Year     2 - 3 Years   4 - 5 Years   More than 5
                                                                                               Years
                                       ----------------------------------------------------------------
Capital (Finance) Lease Obligations    $     37     $     18      $     19            --            --
Operating Lease Obligations            $    967     $    207      $    415      $    345            --
                                       --------     --------      --------      --------      --------
Total contractual cash obligations     $  1,004     $    225      $    434      $    345            --
                                       ========     ========      ========      ========      ========

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

      o the commencement or conclusion of significant outside consulting contracts for our product development;

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

      We have experienced significant operating losses and, as of September 30, 2004, had an accumulated deficit of $22.0 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $564,000 of losses in 2001 attributable to a slowdown in demand for our products due in part to industry-wide adverse economic factors. We have been profitable since the third quarter of 2001, with total net income of $635,000 in 2002 and $1.6 million in 2003, and $405,000 for the first nine months in 2004. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

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

      Sales to customers located outside the United States accounted for approximately 19%, 21% and 25% of our net sales in 2003, 2002 and 2001, respectively and for 17% for the first nine months of 2004. We sell our products in approximately 44 foreign countries through approximately 89 distributors. Our principal Japanese distributor accounted for approximately 38%, 27% and 40% of our international sales in 2003, 2002 and 2001, respectively and 42% for the first nine months of 2004, and 7%, 6% and 10% of our total net sales in 2003, 2002 and 2001, respectively and 7% for the first nine months of 2004. We expect that international sales will continue to represent a significant portion of our product revenues and that we will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. There can be no assurance that we will not experience difficulties resulting from changes in foreign laws relating to the export of our products in the future. In addition, because we primarily invoice foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for our products by causing prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on our international sales and a resulting material adverse effect on our business, operating results and financial condition. We may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. There can be no assurance that we will be able to maintain the level of international sales in the future. Any fluctuations in international sales will significantly affect our operating results and financial condition.

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

      At the time of the original filing on November 12, 2004 of the Company's report on Form 10-Q for the quarter ended September 30, 2004 which this Form 10-Q/A amends, officers of Castelle provided conclusions regarding the effectiveness of the Company's disclosure controls and procedures that they believed were then accurate. However, during the fourth quarter of fiscal 2004, the Company determined that: 1) its historical classification of cost of service revenues did not conform to Generally Accepted Accounting Principles as such costs were classified as a component of sales and marketing expenses rather than cost of sales, due primarily to the fact that our internal financial reporting system did not track this information separately from certain sales and marketing expenses; and 2) as a result of an internal control deficiency, service revenues attributable to extended support contracts were overstated due to inadequate procedures in place to correctly recognize sales related to extended support contracts.

      Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by our 2004 Annual Report on Form 10-K and as of the periods affected by the restatement referred to elsewhere in the Form 10-K. As a result of the restatement of the Company's quarterly financial information included herein, and based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                           PART II - OTHER INFORMATION

ITEM 5. LEGAL PROCEEDINGS

      None.

ITEM 6. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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