Form 10-Q/A
period 2004-09-30
CASTELLE \CA\
filed 2005-05-05
CIK 908605

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

      The following tables summarize the impact of the adjustments described above (amounts in thousands, except per share data):

         Reconciliation of Condensed Consolidated Statements of Earnings

                                              For the three months ended                For the nine months ended
                                                  September 30, 2004                        September 30, 2004
                                         ------------------------------------      ------------------------------------
                                            As                          As            As                          As
                                            --                          --            --                          --
                                         reported    Adjustments     restated      reported    Adjustments     restated
                                         --------    -----------     --------      --------    -----------     --------
Sales:
  Products                                 $2,079            --        $2,079        $6,181            --        $6,181
  Services                                    619           (13)          606         1,792           (58)        1,734
                                         ------------------------------------      ------------------------------------
     Net sales                              2,698           (13)        2,685         7,973           (58)        7,915

Cost of sales
  Products                                    674            --           674         1,905            --         1,905
  Services                                     --           207           207            --           621           621
                                         ------------------------------------      ------------------------------------
     Total cost of sales                      674           207           881         1,905           621         2,526

     Gross Profit                           2,024          (220)        1,804         6,068          (679)        5,389

Operating expenses:
   Research and engineering                   470            --           470         1,312            --         1,312
   Sales and marketing                        820          (208)          612         2,506          (624)        1,882

   General and administrative                 486            --           486         1,459            --         1,459
                                         ------------------------------------      ------------------------------------
     Total operating expenses               1,776          (208)        1,568         5,277          (624)
                                                                                                                  4,653
     Operating income                         248           (12)          236           791           (55)          736

Other income/(expense), net                   (11)           --           (11)          (17)           --           (17)

                                         ------------------------------------      ------------------------------------
Income before provision for/(benefit
from) income taxes                            237           (12)          225           774           (55)          719

Provision for (benefit from) income
taxes                                          95            --            95           314            --           314

                                         ------------------------------------      ------------------------------------
     Net income                              $142          ($12)         $130          $460          ($55)         $405
                                         ====================================      ====================================

Net income per common share:
     Basic                                  $0.04            --         $0.04         $0.13        ($0.02)        $0.11
                                         ====================================      ====================================
     Diluted                                $0.03            --         $0.03         $0.10        ($0.01)        $0.09
                                         ====================================      ====================================

Shares used in per share calculation
     Basic                                  3,647                       3,647         3,573                       3,573
                                         ====================================      ====================================
     Diluted                                4,353                       4,353         4,414                       4,414
                                         ====================================      ====================================

                                              For the three months ended              For the nine months ended
                                                  September 30, 2003                      September 30, 2003
                                         ------------------------------------     ------------------------------------
                                            As                          As           As                          As
                                            --                          --           --                          --
                                         reported    Adjustments     restated     reported    Adjustments     restated
                                         --------    -----------     --------     --------    -----------     --------
Sales:
  Products                                 $2,081            --        $2,081       $6,232            --        $6,232
  Services                                    485            (5)          480        1,345           (20)        1,325
                                         ------------------------------------     ------------------------------------
     Net sales                              2,566            (5)        2,561        7,577           (20)        7,557

Cost of sales
  Products                                    555            --           555        1,825            --         1,825
  Services                                     --           192           192           --           540           540
                                         ------------------------------------     ------------------------------------
     Total cost of sales                      555           192           747        1,825           540         2,365

     Gross Profit                           2,011          (197)        1,814        5,752          (560)        5,192

Operating expenses:
   Research and engineering                   427            --           427        1,211            --         1,211
   Sales and marketing                        846          (194)          652        2,341          (545)        1,796

   General and administrative                 497            --           497        1,463            --         1,463
                                         ------------------------------------     ------------------------------------
     Total operating expenses               1,770          (194)        1,576        5,015          (545)        4,470

     Operating income                         241            (3)          238          737           (15)          722

Other income/(expense), net                    (2)           --             2          (19)           --           (19)

                                         ------------------------------------     ------------------------------------
Income before provision for/(benefit          243            (3)          240          718           (15)          703
from) income taxes

Provision for (benefit from) income
taxes                                           2            --             2            6            --             6

                                         ------------------------------------     ------------------------------------
     Net income                              $241           ($3)         $238         $712          ($15)         $697
                                         ====================================     ====================================

Net income per common share:
     Basic                                  $0.07            --         $0.07        $0.22        ($0.01)        $0.21
                                         ====================================     ====================================
     Diluted                                $0.06        ($0.01)        $0.05        $0.17            --         $0.17
                                         ====================================     ====================================

Shares used in per share calculation
     Basic                                  3,286                       3,286        3,260                       3,260
                                         ====================================     ====================================
     Diluted                                4,344                       4,344        4,154                       4,154
                                         ====================================     ====================================

         Summary of Adjustments to Condensed Consolidated Balance Sheets

                                          As of September 30, 2004                   As of December 31, 2003
                                    ------------------------------------      ------------------------------------
                                       As                          As            As                          As
                                    reported    Adjustments     restated      reported    Adjustments     restated
Current liabilities:
   Accrued liabilities               $1,250           $25        $1,225        $1,759           $22        $1,737

   Deferred revenue                   1,114          (104)        1,218           909           (46)          955
     Total current liabilities        2,716           (79)        2,795         2,998           (24)        3,022
     Total liabilities                2,734           (79)        2,813         3,027           (24)        3,051

Shareholders' equity:
   Accumulated deficit              (22,022)          (79)      (22,101)      (22,482)          (24)      (22,506)
   Total shareholders' equity         5,523           (79)        5,444         4,776           (24)        4,752
   Total liabilities and
     shareholders' equity            $8,257            --        $8,257         7,803            --         7,803

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