Form 10-Q
period 2005-03-31
CASTELLE \CA\
filed 2005-05-13
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of Common Stock outstanding as of April 30, 2005 was 3,849,319.

Indicate by check mark whether the  registrant  is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes __ No  |X|
                                                            ----


                                    CASTELLE
                                Table of Contents
                                                                                                               PAGE

  PART I - FINANCIAL INFORMATION..................................................................................3

     ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................................................3

               CONDENSED CONSOLIDATED BALANCE SHEETS..............................................................3

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS......................................................4

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS....................................................5

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............................................6

     SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS..................................................................13

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............14

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........................................27

     ITEM 4.  CONTROLS AND PROCEDURES............................................................................27

  PART II - OTHER INFORMATION....................................................................................29

     ITEM 1.   LEGAL PROCEEDINGS.................................................................................29

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................29

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...................................................................29

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................29

     ITEM 5.   OTHER INFORMATION.................................................................................29

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................................................29

  SIGNATURES.....................................................................................................30

  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.......................................E-1

  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.......................................E-2

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
  2002..........................................................................................................E-3

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
  2002..........................................................................................................E-4

PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    CASTELLE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                      March 31, 2005         December 31, 2004
                                                                        (unaudited)

                                                                  ----------------------   --------------------
Assets:
   Current assets:
     Cash and cash equivalents                                             $   5,914               $  5,599
     Accounts receivable, net of allowance for doubtful accounts
        of $27 and $30, respectively                                             831                    857
     Inventories                                                               1,672                  1,785
     Prepaid expenses and other current assets                                   184                    130
     Deferred taxes                                                              231                    231
                                                                  ----------------------   --------------------
        Total current assets                                                   8,832                  8,602
   Property and equipment, net                                                   208                    203
   Other non-current assets                                                       47                     50
   Deferred taxes, non-current                                                 1,292                  1,292
                                                                  ----------------------   --------------------
        Total assets                                                       $  10,379              $  10,147
                                                                  ======================   ====================

Liabilities and Shareholders' Equity:
   Current liabilities:
     Long-term debt, current portion                                       $      15              $      15
     Accounts payable                                                            209                    511
     Accrued liabilities                                                       1,430                  1,073
     Deferred revenue                                                          1,256                  1,253
                                                                  ----------------------   --------------------
        Total current liabilities                                              2,910                  2,852
         Long term debt, net of current portion                                   10                     14
                                                                  ----------------------   --------------------
        Total liabilities                                                      2,920                  2,866
                                                                  ----------------------   --------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding: 3,841 and 3,799, respectively                 27,711                 27,668
     Accumulated deficit:                                                    (20,252)               (20,387)
                                                                  ----------------------   --------------------
        Total shareholders' equity                                             7,459                  7,281
                                                                  ----------------------   --------------------
        Total liabilities and shareholders' equity                         $  10,379              $  10,147
                                                                  ======================   ====================

     See accompanying notes to condensed consolidated financial statements.


                                    CASTELLE
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                Three months ended
                                                       ......................................
                                                         March 31, 2005      March 31, 2004
                                                       -----------------   ------------------
Sales:
   Products                                                  $ 1,893              $ 2,012
   Services                                                      701                  527
                                                       -----------------   ------------------
       Total net sales                                         2,594                2,539

Cost of sales:
   Products                                                      542                  639
   Services                                                      270                  198
                                                       -----------------   ------------------
       Total cost of sales                                       812                  837

                                                       -----------------   ------------------
    Gross profit                                               1,782                1,702
                                                       -----------------   ------------------

Operating expenses:
    Research and development                                     439                  414
    Sales and marketing                                          598                  595
    General and administrative                                   635                  465
                                                       -----------------   ------------------
       Total operating expenses                                1,672                1,474
                                                       -----------------   ------------------
Income from operations:                                          110                  228

    Interest income, net                                          25                    3
    Other expense, net                                            -                    (4)
                                                       -----------------   ------------------
Income before provision for income taxes                         135                  227
    Provision for income taxes                                     -                   98
                                                       -----------------   ------------------
Net income                                                    $  135              $   129
                                                       =================   ==================

Earnings per share:
   Net income per common share - basic                        $ 0.04              $  0.04
   Net income per common share - diluted                      $ 0.03              $  0.03

   Shares used in per share calculation - basic                3,820                3,499
   Shares used in per share calculation - diluted              4,465                4,450

     See accompanying notes to condensed consolidated financial statements.

                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                               Three months ended
                                                                     ......................................
                                                                       March 31, 2005      March 31, 2004
                                                                     -----------------   ------------------
Cash flows from operating activities:
     Net income                                                             $  135              $   129
     Adjustment to reconcile net income to net cash provided by
      (used in) operating activities:
       Depreciation and amortization                                            47                   52
       Provision for doubtful accounts                                          (3)                 (15)
       Provision for excess and obsolete inventory                            (191)                (143)
       Allowance for sales returns and stock rotation                          (93)                  33
       Loss on disposal of fixed assets                                          -                    1
       Changes in assets and liabilities:
        Accounts receivable                                                    122                 (397)
        Inventories                                                            304                  103
        Deferred taxes                                                           -                   98
        Prepaid expenses and other current assets                              (51)                (109)
        Accounts payable                                                      (302)                 (28)
        Accrued liabilities                                                    357                 (148)
        Deferred revenue                                                         3                   67
                                                                     -----------------   ------------------
          Net cash provided by (used in) operating activities                  328                 (357)
                                                                     -----------------   ------------------

  Cash flows from investing activities:
     Acquisition of equipment                                                  (52)                  (6)
                                                                     -----------------   ------------------
             Net cash used in investing activities                             (52)                  (6)
                                                                     -----------------   ------------------

  Cash flows from financing activities:
     Repayment of long-term debt                                                (4)                  (6)
     Proceeds from exercise of options                                          43                  123
                                                                     -----------------   ------------------
          Net cash provided by financing activities                             39                  117


  Net increase (decrease) in cash and cash equivalents                         315                 (246)

  Cash and cash equivalents at beginning of period                           5,599                4,614
                                                                     -----------------   ------------------
  Cash and cash equivalents at end of period                               $ 5,914              $ 4,368
                                                                     =================   ==================

     See accompanying notes to condensed consolidated financial statements.

                                    CASTELLE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements include the accounts of Castelle and its wholly-owned subsidiary in the United Kingdom. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated have been included. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying condensed consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2004. The condensed consolidated balance sheet data as of December 31, 2004 was derived from our audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of results that we expect for any future period, or for the entire year.

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

     In addition, because we are dependent on a small number of distributors for a significant portion of the sales of our products, the loss of any of our major distributors or their inability to satisfy their payment obligations to us could have a significant adverse effect on our business, operating results and financial condition. In the first three months of 2005 and 2004, our two largest distributors, collectively represented approximately 45% and 49% of our net sales, respectively.


     We do not currently have any material long-term supply contracts with any of our manufacturing subcontractors or component suppliers. We purchase finished products and components on a purchase order basis. We own all engineering, sourcing documentation, functional test equipment and tooling used in the manufacturing of our products and believe that we could shift product assembly to alternate suppliers if necessary. Certain key components of our products, including a modem chip set from Conexant, microprocessors from Motorola, integrated circuits from Intel and Kendin, are currently available from single sources. Other components of our products are currently available from only a limited number of sources. In addition, certain manufacturers have announced the end-of-life of certain standard off-the-shelf components which are being used by us in the manufacture of our FaxPress Products. However, we have purchased what we believe to be at least two years worth of supplies of these end-of-life components in an effort to guarantee an uninterrupted supply of FaxPress Products to our customers for the next two years, while we decide whether to re-engineer our Products with the manufacturers' suggested replacement parts, or develop new replacement products. We believe that most of these end-of-life components will be utilized in the following two years, resulting in insignificant amounts of excessive inventory, or none at all. We believe that Castelle's liquidity continues to be strong despite these purchases, as our cash reserves have increased during the periods when the parts were purchased.

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

     Basic and diluted net income per share is calculated as follows for the first quarters of 2005 and 2004 (Unaudited, in thousands, except per share amounts):

                                                                               Three Months Ended
                                                                        March 31, 2005      March 31, 2004
                                                                  ----------------------------------------
       Basic:

          Weighted average common shares outstanding                           3,820              3,499
                                                                  ========================================
          Net income                                                          $  135            $   129
                                                                  ========================================
          Net income per common share - basic                                 $ 0.04            $  0.04
                                                                  ========================================

       Diluted:
          Weighted average common shares outstanding                           3,820              3,499
          Common equivalent shares from stock options                            645                951
                                                                  ----------------------------------------
          Shares used in per share calculation - diluted                       4,465              4,450
                                                                  ========================================
          Net income                                                          $ 135              $  129
                                                                  ========================================
          Net income per common share - diluted                               $ 0.03             $ 0.03
                                                                  ========================================

     The calculation of diluted shares outstanding for the three months ended March 31, 2005 excludes 123,000 shares of common stock issuable upon exercise of outstanding stock options, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the three months ended March 31, 2004 excludes 10,000 shares of common stock issuable upon exercise of outstanding stock options as their effect was antidilutive in the period.

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

     Had compensation costs been determined consistent with SFAS No. 123, our net income, net of income taxes, would have been changed to the amounts indicated below (unaudited, in thousands, except per share data):

                                                                            Three Months Ended
                                                                    March 31, 2005      March 31, 2004

        Net income - as reported                                            $   135            $    129
        Fair value of stock-based compensation                                  (75)                (96)
                                                                   ------------------ -------------------
        Net income - pro forma                                              $    60            $     33
                                                                   ================== ===================

        Net income per share - basic - as reported                          $  0.04            $   0.04
        Net income per share - diluted - as reported                        $  0.03            $   0.03
        Net income per share - basic - pro forma                            $  0.02            $   0.01
        Net income per share - diluted - pro forma                          $  0.01            $   0.01

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

5.   Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventory details are as follows (unaudited, in thousands):

                                              March 31, 2005        December 31, 2004
                                          ----------------------- -----------------------
  Raw material                                $       1,108                $  1,202
  Work in process                                       122                     118
  Finished goods                                        442                     465
                                        ------------------------- ----------------------
            Total inventory                   $       1,672                $  1,785
                                        ========================= ======================

     After the announcement by our component suppliers that new components are available to replace certain of their end-of-life components currently used in our FaxPress products, we purchased approximately two years worth of these end-of-life components in an effort to guarantee a smooth supply of our FaxPress Products to our customers. As of March 31, 2005, we have approximately $634,000 worth of end-of-life components as compared to $675,000 at the end of December 31, 2004. We believe that most of these end-of-life components will be utilized in the following two years, resulting in insignificant amounts of excessive inventory, or none at all.

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

6.   Segment Information:

     We have determined that we operate in one segment. Revenues by geographic area are determined by the location of the customer and are summarized as follows (unaudited, in thousands):

                                                        Three Months Ended
                                            -------------------------------------------
                                                  March 31, 2005        March 31, 2004
                                            -------------------------------------------

  United States                                       $  2,089             $  2,150
  Europe                                                   149                  128
  Pacific Rim                                              286                  198
  Rest of Americas, excluding United States                 70                   63
                                            -------------------------------------------
       Total Revenue                                  $  2,594             $  2,539
                                            ===========================================

     Customers that individually accounted for greater than 10% of net sales are as follows (unaudited, in thousands):

                                                   March 31, 2005                    March 31, 2004
                   Customer                  Amount           Percentage         Amount         Percentage
       --------------------------------- ----------------  ----------------- ---------------- ---------------
                      A                          $  455          17%                 $  877            35%
                      B                          $  702          27%                 $  375            15%
                      C                          $  264          10%                  *               *

 * This customer accounted for less than 10% in 2004.

7.   Comprehensive Income:

     Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income therefore, no separate statement of comprehensive income has been presented.

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

     Lease Commitments
     The following represents combined aggregate maturities for all of our financing and commitments under operating and capital leases as of March 31, 2005 (unaudited, in thousands):


                                                                           Capital Lease            Total
                                                       Operating Leases      Obligations      Commitments
                                                       ----------------------------------------------------
           Nine months ending December 31, 2005                  $  156       $       15           $  171
           Year ending December 31, 2006                            207               10              217
           Year ending December 31, 2007                            207                -              207
           Year ending December 31, 2008                            207                -              207
           Year ending December 31, 2009                             86                -               86
                                                       ----------------------------------------------------
                          Total Commitments                      $  863       $       25           $  888
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

     We lease certain of our equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require us to pay taxes, insurance and maintenance costs. As of March 31, 2005, we had $25,000 outstanding under a loan and security agreement, which is subject to an interest rate of 12.8%.

     In September, 2004, we entered into a $4.0 million collateralized revolving line of credit with a bank, which is to expire in August 2005. The revolving line of credit provides for borrowings of up to $4.0 million. Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank's prime rate plus 0.50%. Under the new facility we are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of March 31, 2005, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

     Product Warranties and Guarantor Arrangements
     We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the Statement of Operations as a Cost of Sales. A reconciliation of the changes in our warranty liability is as follows (unaudited, in thousands):


                                                                        March 31, 2005    March 31,
                                                                                            2004
              Warranty accrual at beginning of quarter                          $   13         $   24
              Accruals for warranties issued during the quarter                      5              -
              Settlements made in kind during the quarter                            -             (1)
                                                                        -------------------------------
              Warranty accrual at end of quarter                                $   18         $   23
                                                                        ===============================

     As permitted under California law, and under the provisions of our articles of incorporation and by-laws, we are obligated to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant.


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

9.   Recent Accounting Pronouncements:

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under the Company's stock option program. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt effective for its first quarter of fiscal 2006.

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

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties. Our operating results may vary significantly from quarter to quarter due to a variety of factors, including changes in our product and customer mix, constraints in our manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by us or our competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures, and economic conditions in the United States, Europe and Asia. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Unless the context otherwise requires, references in this Form 10-Q to "we," "us," or the "Company" refer to Castelle. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the risks and uncertainties discussed herein, as well as other risks set forth under the caption "Risk Factors" below and in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the "Special Note on Forward-Looking Statements" prior to this section. The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies

Castelle's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition; distributor programs and incentives; warranty; credit, collection and allowances for doubtful accounts; inventories and related allowance for obsolete and excess inventory; and income taxes, which are discussed in more detail under the caption "Critical Accounting Policies" in our 2004 Annual Report on Form 10-K.

Consolidated Statements of Operations - As a Percentage of Net Sales

                                                     THREE MONTHS ENDED
                                           ......................................
                                             March 31, 2005      March 31, 2004
                                           ------------------  ------------------
Sales:
   Products                                           73%                 79%
   Services                                           27%                 21%
                                           ------------------  ------------------
    Net sales                                        100%                100%

 Cost of sales:
   Products                                           21%                 25%
   Services                                           10%                  8%
                                           ------------------  ------------------
    Cost of sales                                     31%                 33%

                                           ------------------  ------------------
        Gross profit                                  69%                 67%
                                           ------------------  ------------------

 Operating expenses:
     Research and development                         17%                 16%
     Sales and marketing                              23%                 23%
     General and administrative                       25%                 18%
                                           ------------------  ------------------
        Total operating expense                       65%                 58%
 Income from operations                                4%                  9%
     Interest income, net                              1%                  *
     Other income/(expense), net                       -%                  *
                                           ------------------  ------------------
 Income before provision for income taxes              5%                  9%
     Provision for income taxes                        -%                  4%
                                           ------------------  ------------------
 Net income                                            5%                  5%
                                           ==================  ==================

        *  Less than 1%

Results of Operations

     Net Sales

                                      Three months ended
                                   (unaudited, in thousands)
                         ..........................................
                            March 31, 2005         March 31, 2004
                         --------------------   -------------------
  Sales:
  Products                        $ 1,893               $ 2,012
  Services                            701                   527
                         --------------------   -------------------
        Total net sales           $ 2,594               $ 2,539
                         ====================   ===================

              Net sales were $2.6 million for the first quarter of 2005, as compared to $2.5 million for the first quarter of 2004. Products sales of $1.9 million in the first quarter of 2005 were lower than product sales in the same period in 2004 by $119,000 mainly due to lower sales of our FaxPress fax server products to our domestic partners and the divestiture of our legacy products. This was offset by higher sales of services of $701,000, an increase of $174,000 from the first quarter of 2004 primarily due to an increase in our installed customer base.

                                                           Three Months Ended
                                               -------------------------------------------
                                                  March 31, 2005        March 31, 2004
                                               -------------------------------------------
  Sales:
  United States                                     $    2,089            $   2,150
  Europe                                                   149                  128
  Pacific Rim                                              286                  198
  Rest of Americas, excluding United States                 70                   63
                                            -------------------------------------------
        Total sales                                 $    2,594            $   2,539
                                            ===========================================

              United States sales in the first quarter of 2005 were $2.1 million, as compared to $2.2 million for the same period in 2004, representing 81% and 85%, respectively, of total net sales. The decrease in sales is mostly attributable to lower sales of our FaxPress products, offset partially by higher service revenues.

              International sales (excluding sales to the rest of the Americas) were $435,000, or 17% of total net sales, and $326,000, or 13% of total net sales, for the first quarter of 2005 and 2004, respectively. The increase in sales is mostly due to higher sales of our FaxPress Premier products.

              Sales to the rest of the Americas in the first quarter of 2005, excluding the United States, were $70,000 which is comparable to $63,000 in the year-ago quarter, representing 3% and 2% of total net sales, respectively.

     Cost of Sales; Gross Profit

                                    Three months ended
                                 (unaudited, in thousands)
                            ......................................
                              March 31, 2005      March 31, 2004
                            -----------------   ------------------
 Cost of sales:
    Products                      $   542              $   639
    Services                          270                  198
                            -----------------   ------------------
        Total cost of sales           812                  837

     Gross profit                 $ 1,782              $ 1,702
     Gross profit %                   69%                  67%

              Gross profit was $1.8 million and $1.7 million for the first quarters of 2005 and 2004, representing 69% and 67% of net sales, respectively. Gross profit for products was $1.4 million for both the first quarters of 2005 and 2004, and represented 71% and 68% of net sales, respectively. The higher gross margin percentage in the first quarter of 2005 was mostly attributable to favorable mix from the sales of our fax server products with higher gross profit contribution. Gross profit from sale of services was $431,000 and $329,000 for the first quarters of 2005 and 2004, and representing 61% and 62%, respectively. The higher gross profit was due to higher sales.

     Research & Development

              Research and product development expenses were $439,000, or 17% of net sales for the first quarter of 2005, as compared to $414,000, or 16% of net sales for the same period in 2004. The increase of $25,000 is due to the use of consultants to enhance the current product features. The use of consultants is expected to continue until the short-term projects are completed.

     Sales & Marketing

              Sales and marketing expenses were $598,000, or 23% of net sales for the first quarter of 2005, and is comparable to $595,000, or 24% of net sales in 2004.

     General & Administrative

              General and administrative expenses were $635,000 in the first quarter of 2005, as compared to $465,000 in the first quarter of 2004. General and administrative expenses represented 25% and 18% of net sales for the respective periods. The increase of $170,000 is primarily due to increases in accounting and legal fees related to the restatement of the Company's historical financial statements included in the Company's December 31, 2004 Annual Report on Form 10-K and Castelle's response to a series of comment letters issued by the Division of Corporate Finance of the Securities and Exchange Commission during the first quarter of fiscal 2005. These restatements are discussed in detail in the Company's December 31, 2004 Form 10K. Castelle completed the restatement of its historical financial statements in April 2005, and incurred additional accounting and legal expenses, which will be included in second quarter results. General and administrative expenses are also expected to increase in fiscal 2005 as the Company begins to prepare for Sarbanes-Oxley internal control compliance.

     Provision for Income Tax

              We account for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. We establish a valuation allowance to the extent that all or some portion of the deferred tax assets will not be recoverable against future taxable income.

              Significant management judgment is required in determining the provision for income taxes, and in particular, any valuation allowance recorded against our deferred tax assets. During 2004 and 2003, we recorded tax benefits of $1,067,000 and $537,000, respectively. This portion of the valuation allowance was reversed because we determined that it was more likely than not that certain future tax benefits will be realized as a result of projected future income. Due to our limited history of generating taxable income, we recorded a tax provision at an effective rate of approximately 40% during the first three quarters of fiscal 2004. Based in large part on our projected future taxable income we did not record income tax provision in the first quarter of 2005. We will record a tax provision in future periods when all available non-operating losses and tax credit carryforwards are fully utilized or the remaining deferred tax assets are deemed to be unrealizable.

              At December 31, 2004, we had net operating loss carryforwards of approximately $12,955,000 and $2,296,000 available to offset future federal and California taxable income, respectively. These loss carryforwards will expire in varying amounts beginning in 2005 through 2021. In addition, at December 31, 2004, we had federal and California Research and Development credit and alternative minimum tax credit carryforwards of approximately $1,152,000 and $728,000, respectively. The federal Research and Development credits expire in varying amounts beginning in 2007. The California Research and Development credits carry-forward indefinitely.


Liquidity and Capital Resources

                                                March 31, 2005     December 31, 2004
                                                 (unaudited)
                                                      (dollars in thousands)
Cash and cash equivalents                           $  5,914            $   5,599
Working capital                                     $  5,922            $   5,750
Working capital ratio                                    3.0                  3.0


         Since our initial public offering of common stock in December 1995, our principal source of funding has been cash from our operations, with some funding from capital equipment lease lines. As of March 31, 2005, we had $5.9 million of cash and cash equivalents, an increase of $315,000 from December 31, 2004. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities of $328,000 and $43,000 in proceeds from the exercise of employee stock options, off-set by the purchase of $52,000 of equipment.

         Our operating activities generated cash of $328,000 in the first quarter of 2005 primarily due to our net income and reduction of inventories as our usage of some of the end-of-life parts and other components purchased last year more than offset purchases during the first quarter. Cash used in operating activities in the first quarter of 2004 was mostly attributable to the increase in accounts receivable of $379,000 due to slower collections from customers. Net cash provided by financing activities was $39,000 and $117,000 in the first quarters of 2005 and 2004, respectively, primarily from proceeds from issuance of common stock.

         In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.25 million of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of our management. No time limit was set for the completion of this program. As of March 31, 2005, we had repurchased from open market and negotiated transactions a total of 1.67 million shares for $1.8 million, at an average per share price of $1.10. We have not repurchased any shares since the first quarter of 2003. However, we may continue to execute our buyback program as we deem necessary.

         In September, 2004, we entered into a $4.0 million collateralized revolving line of credit with a bank, which is to expire in August 2005. The revolving line of credit provides for borrowings of up to $4.0 million.
 Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank's prime rate plus 0.50%. Under the new facility we are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of March 31, 2005, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

         We lease certain of our equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require us to pay taxes, insurance and maintenance costs. As of March 31, 2005, we had $25,000 outstanding under a loan and security agreement, which is subject to an interest rate of 12.8%.

         We lease our headquarters in Morgan Hill, California. We have extended our building lease for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value. As of March 31, 2005, future minimum payments under the lease were $863,000.

         The following represents combined aggregate maturities for all our financing and commitments as of March 31, 2005 (unaudited, in thousands):

                                                                Payments Due by Period
                                          --------------------------------------------------------------------
   Contractual Obligations                 Total       1 Year      2 - 3 Years   4 - 5 Years    More than 5
                                                                                                   Years
                                          --------- ------------- -------------- ------------- ---------------
   Capital (Finance) Lease Obligations       $  25         $  15          $  10             -               -
   Operating Lease Obligations               $ 863         $ 156          $ 414         $ 207           $  86
                                          --------- ------------- -------------- ------------- ---------------
   Total contractual cash obligations        $ 888         $ 171          $ 424         $ 207           $  86
                                          ========= ============= ============== ============= ===============


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

Recent Accounting Pronouncements:

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under the Company's stock option program. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for fiscal years beginning after December 15, 2005. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt effective in fiscal 2006.

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

                                  RISK FACTORS

         Shareholders or investors considering the purchase of shares of our common stock should carefully consider the following risk factors, in addition to other information in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations

Our revenue and operating results have fluctuated in the past and are likely to fluctuate significantly in the future, particularly on a quarterly basis.

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

         We have experienced significant operating losses and, as of March 31, 2005, had an accumulated deficit of $20.3 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $564,000 of losses in 2001 attributable to a slowdown in demand for our products due in part to industry-wide adverse economic factors. We have been profitable since the third quarter of 2001. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

Recent FASB Exposure Draft on Share-Based Payments may have a significant effect on our Results of Operations, if adopted.

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (i) equity instruments of the enterprise or
(ii) liabilities that are based on the fair value of the enterprises' equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersede APR No. 25 and will require that such transactions be accounted for using a fair-value based method and that companies recognize an expense for compensation cost related to share-based payment arrangements, including stock option and employee stock purchase plans. SFAS 123R is effective for the first annual period after June 15, 2005 and, therefore, we will be implementing SFAS 123R on January 1, 2006.

         As permitted by Statement 123R, we currently account for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have an impact on our result of operations, although it will not have an impact on our overall financial or cash position. The impact of SFAS 123R on our operation results cannot be predicted at this time, because that will depend on levels of share-based payments granted in the future. Should we adopt the proposed statement, it may have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated net income within our footnotes (See Note 4 of the notes to the condensed consolidated financial statements).

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

         We derive substantially all of our revenue from the sale of fax and print server products, with fax server products accounting for 100% of total sales in 2004 and almost all sales in the first quarter of 2005. We expect that our current products will continue to account for most of our sales in the near future. A decline in demand for our fax server products as a result of competition, technological change, shortages of components or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on our business, operating results and financial condition.

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

         Sales to customers located outside the United States accounted for approximately 18%, 19% and 21% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively. We sell our products in approximately 44 foreign countries through approximately 89 distributors. Our principal Japanese distributor accounted for approximately 39%, 38% and 27% of our international sales in 2004, 2003 and 2002, respectively, and 7%, 7% and 6% of our total net sales in 2004, 2003 and 2002, respectively. We expect that international sales will continue to represent a significant portion of our product revenues and that we will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. There can be no assurance that we will not experience difficulties resulting from changes in foreign laws relating to the export of our products in the future. In addition, because we primarily invoice foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for our products by causing prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on our international sales and a resulting material adverse effect on our business, operating results and financial condition. We may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. There can be no assurance that we will be able to maintain the level of international sales in the future. Any fluctuations in international sales will significantly affect our operating results and financial condition.

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

         At April 30, 2005, our officers and directors and their affiliates beneficially owned approximately 24% of the outstanding shares of common stock. Accordingly, together they had the ability to significantly influence the election of our directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We had no holdings of derivative financial or commodity instruments at March 31, 2005. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S. dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements. Therefore, we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market accounts or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment. However, sharp declines in interest rates could seriously harm interest earnings.


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

         In a report on Form 8-K filed on March 31, 2005, we indicated that we had completed a review of our accounting practices with respect to the historical classification of cost of service revenues and procedures for recognizing revenue associated with extended support contracts and determined that our disclosure controls and procedure as of and for the year ended December 31, 2004 were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Effective January 1, 2005, we have established a cost center to separately capture the cost of service revenues as a component of cost of sales. During the first quarter of fiscal 2005, we have also enhanced our internal accounting system to ensure that revenue relating to extended support contracts is recognized over the actual contract term. Our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were effective as of March 31, 2005.

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

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits
                  In accordance with SEC Release No. 33-8212, Exhibits 32.1 and
                  32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

                  31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

                  31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

                  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle
            (b)   Reports on Form 8-K
                  Castelle filed a Form 8-K on March 31, 2005. Furnished under
                  Item 4.02, "Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review", Castelle filed an intention to restate the years ended December 31, 2003 and 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Scott C. McDonald                                   Date: May 13, 2005
      Scott C. McDonald
      Chief Executive Officer and President
      (Principal Executive Officer)

By:   /s/ Paul Cheng                                          Date: May 13, 2005
      Paul Cheng
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)