Form 10-Q
period 2005-06-30
CASTELLE \CA\
filed 2005-08-05
CIK 908605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Common Stock outstanding as of July 25, 2005 was 3,914,060.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes|_| No  |X|

                                    CASTELLE
                                Table of Contents
                                                                            PAGE

  PART I - FINANCIAL INFORMATION...............................................3

     ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................3

               CONDENSED CONSOLIDATED BALANCE SHEETS...........................3

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS...................4

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................5

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............6

     SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS...............................13

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS..........................................14

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......27

     ITEM 4.  CONTROLS AND PROCEDURES.........................................28

  PART II - OTHER INFORMATION.................................................29

     ITEM 1.   LEGAL PROCEEDINGS..............................................29

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS......................29

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES................................29

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............29

     ITEM 5.   OTHER INFORMATION..............................................29

     ITEM 6.   EXHIBITS.......................................................29

  SIGNATURES..................................................................30

  AMENDMENT TO SILICON VALLEY BANK LOAN AGREEMENT............................E-1

  RULE 13A-14(A)/15D-14(A) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER......E-4

  RULE 13A-14(A)/15D-14(A) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER......E-5

  SECTION 1350 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER..................E-6

  SECTION 1350 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER..................E-7

PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    CASTELLE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         June 30, 2005       December 31, 2004
                                                                          (unaudited)

                                                                      ------------------   --------------------
Assets:
   Current assets:
     Cash and cash equivalents                                            $    6,350              $   5,599
     Accounts receivable, net of allowance for doubtful accounts of
        $40 and $30, respectively                                                723                    857
     Inventories                                                               1,553                  1,785
     Prepaid expenses and other current assets                                   178                    130
     Deferred taxes                                                              231                    231
                                                                      ------------------   --------------------
        Total current assets                                                   9,035                  8,602
   Property and equipment, net                                                   203                    203
   Other non-current assets                                                       46                     50
   Deferred taxes, non-current                                                 1,292                  1,292
                                                                      ------------------   --------------------
        Total assets                                                       $  10,576              $  10,147
                                                                      ==================   ====================

Liabilities and Shareholders' Equity:
   Current liabilities:
     Long-term debt, current portion                                       $      15              $      15
     Accounts payable                                                            277                    511
     Accrued liabilities                                                       1,098                  1,073
     Deferred revenue                                                          1,334                  1,253
                                                                      ------------------   --------------------
        Total current liabilities                                              2,724                  2,852
         Long term debt, net of current portion                                    5                     14
                                                                      ------------------   --------------------
        Total liabilities                                                      2,729                  2,866
                                                                      ------------------   --------------------

   Shareholders' equity:
     Common stock, no par value:
        Authorized:  25,000 shares
        Issued and outstanding: 3,904 and 3,799 shares,                       27,783                 27,668
        respectively
     Accumulated deficit:                                                    (19,936)               (20,387)
                                                                      ------------------   --------------------
        Total shareholders' equity                                             7,847                  7,281
                                                                      ------------------   --------------------
        Total liabilities and shareholders' equity                         $  10,576              $  10,147
                                                                      ==================   ====================

     See accompanying notes to condensed consolidated financial statements.


                                    CASTELLE
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           Three months ended                   Six months ended
                                                     ................................    ...............................
                                                       June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                                     ----------------  --------------   ---------------  ---------------

   Net sales:
      Products                                            $ 2,116         $ 2,090           $ 4,009          $ 4,102
      Services                                                730             601             1,431            1,128
                                                     ----------------  --------------   ---------------  ---------------
         Total net sales                                    2,846           2,691             5,440            5,230

   Cost of sales:
      Products                                                674             592             1,216            1,231
      Services                                                258             216               528              414
                                                     ----------------  --------------   ---------------  ---------------
         Total cost of sales                                  932             808             1,744            1,645

                                                     ----------------  --------------   ---------------  ---------------
         Gross profit                                       1,914           1,883             3,696            3,585

   Operating expenses:
       Research and development                               418             428               857              842
       Sales and marketing                                    618             675             1,216            1,270
       General and administrative                             582             508             1,217              973
                                                     ----------------  --------------   ---------------  ---------------
          Total operating expenses                          1,618           1,611            3,290             3,085
                                                     ----------------  --------------   ---------------  ---------------
   Income from operations                                     296             272               406              500

       Interest income, net                                    35               5                60                 8
       Other expense, net                                     (15)            (10)              (15)              (14)
                                                     ----------------  --------------   ---------------  ---------------
   Income before provision for income taxes                   316             267               451              494
       Provision for income taxes                               -             121                 -              219
                                                     ----------------  --------------   ---------------  ---------------
   Net income                                              $  316           $ 146            $  451            $ 275
                                                     ================  ==============   ===============  ===============

   Net Income per share:
      Net income per common share - basic                  $ 0.08           $ 0.04           $  0.12          $ 0.08
      Net income per common share - diluted                $ 0.07           $ 0.03           $  0.10          $ 0.06
      Shares used in per share calculation - basic          3,871            3,573             3,843           3,536
      Shares used in per share calculation - diluted        4,460            4,428             4,463           4,439

     See accompanying notes to condensed consolidated financial statements.


                                    CASTELLE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                              Six months ended
                                                                   ......................................
                                                                      June 30, 2005        June 30, 2004
                                                                   -----------------   ------------------
Cash flows from operating activities:
   Net income                                                            $    451            $    275
   Adjustment to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                             95                 103
     Provision for doubtful accounts                                          10                   (3)
     Provision for excess and obsolete inventory                            (474)                (210)
     Allowance for sales returns and stock rotation                          (55)                  16
     Loss on disposal of fixed assets                                          -                    1
     Deferred taxes                                                            -                  219
     Changes in assets and liabilities:
      Accounts receivable                                                    179                 (115)
      Inventories                                                            706                  (78)
      Prepaid expenses and other current assets                              (44)                (122)
      Accounts payable                                                      (234)                 104
      Accrued liabilities                                                     25                 (242)
      Deferred revenue                                                        81                  132
                                                                   -----------------   ------------------
        Net cash provided by operating activities                            740                   80
                                                                   -----------------   ------------------

Cash flows from investing activities:
   Acquisition of equipment                                                  (95)                 (15)
                                                                   -----------------   ------------------
           Net cash used in investing activities                             (95)                 (15)
                                                                   -----------------   ------------------

Cash flows from financing activities:
   Repayment of long-term debt                                                (9)                  (9)
   Proceeds from exercise of stock options                                   115                  172
                                                                   -----------------   ------------------
        Net cash provided by financing activities                            106                  163


Net increase in cash and cash equivalents                                    751                   228

Cash and cash equivalents at beginning of period                           5,599                 4,614
                                                                   -----------------   ------------------
Cash and cash equivalents at end of period                               $ 6,350               $ 4,842
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

     In addition, because we are dependent on a small number of distributors for a significant portion of the sales of our products, the loss of any of our major distributors or their inability to satisfy their payment obligations to us could have a significant adverse effect on our business, operating results and financial condition. In the first six months of 2005 and 2004, our two largest distributors collectively represented approximately 43% and 48% of our net sales, respectively.


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

     Basic and diluted net income per share is calculated as follows for the first two quarters of 2005 and 2004 (Unaudited, in thousands, except per share amounts):

                                                               (in thousands, except per share amounts)
                                                      ........................................................
                                                                            (Unaudited)
                                                      ........................................................
                                                          Three months ended           Six months ended
                                                      ........................... ............................
                                                      June 30, 2005   June 30,      June 30,    June 30, 2004
                                                                       2004          2005
                                                      --------------------------- ------------- --------------
Basic:
   Weighted average common shares outstanding               3,871        3,573         3,846          3,536
                                                      =========================== ============= ==============
   Net income                                              $  316       $  146        $  451        $  275
                                                      =========================== ============= ==============
   Net income per common share - basic                     $ 0.08       $ 0.04        $ 0.12        $ 0.08
                                                      =========================== ============= ==============

Diluted:
   Weighted average common shares outstanding               3,871        3,573         3,846         3,536
   Common equivalent shares from stock options                589          855           617           903
                                                      --------------------------- ------------- --------------
   Shares used in per share calculation - diluted           4,460        4,428         4,463         4,439
                                                      =========================== ============= ==============
   Net income                                              $  316       $  146        $  451        $  275
                                                      =========================== ============= ==============
   Net income per common share - diluted                   $ 0.07       $ 0.03        $ 0.10        $ 0.06
                                                      =========================== ============= ==============

     The calculation of diluted shares outstanding for all periods presented excludes 123,000 shares of common stock issuable upon exercise of outstanding stock options, as their effect was antidilutive in the period.

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


                                                    Three months ended            Six months ended
                                               ............................. .................................
                                               June 30, 2005  June 30, 2004    June 30, 2005  June 30, 2004

                                               -------------- -------------- ---------------------------------
Net Income - as reported                         $  316         $  146           $  451          $  275
Fair value of stock-based compensation, net         (99)          (159)            (297)           (255)
    of taxes
Net income (loss) - pro forma                      217            (13)              154              20
Net income per share - basic - as reported       $ 0.08         $ 0.04           $ 0.12          $ 0.08
Net income per share - diluted - as reported     $ 0.07         $ 0.03           $ 0.10          $ 0.06
Net income (loss) per share - basic - pro
    forma                                        $ 0.06         $ 0.00           $ 0.04          $ 0.01
Net income (loss) per share - diluted - pro      $ 0.05         $ 0.00           $ 0.03          $ 0.00
    forma


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

5.       Inventories:

     Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventory details are as follows (unaudited, in thousands):

                                            June 30, 2005           December 31, 2004
                                        ----------------------- -----------------------
  Raw material                                   $    853                $  1,202
  Work in process                                      81                     118
  Finished goods                                      619                     465
                                        -----------------------------------------------
            Total inventory                      $  1,553                $  1,785
                                        ===============================================

     After the announcement by our component suppliers that new components are available to replace certain of their end-of-life components currently used in our FaxPress products, we purchased approximately two years worth of these end-of-life components in an effort to guarantee a smooth supply of our FaxPress Products to our customers. As of June 30, 2005, we have approximately $470,000 worth of end-of-life components as compared to $675,000 at the end of December 31, 2004. We believe that most of these end-of-life components will be utilized in the following two years, resulting in insignificant amounts of excessive inventory, or none at all.

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

6.       Segment Information:

     We have determined that we operate in one segment. Revenues by geographic area are determined by the location of the customer and are summarized as follows (unaudited, in thousands):



                                                  Three months ended         Six months ended
                                               .........................  ........................
                                                 June 30,    June 30,      June 30,    June 30,
                                                   2005        2004          2005        2004
                                               -------------------------  ------------------------

United States                                     $ 2,170     $ 2,279       $ 4,360     $ 4,390
Europe                                                119         148           212         332
Pacific Rim                                           290         153           531         335
Rest of Americas, excluding United States             267         111           337         173
                                               -------------------------  ------------------------
  Total Revenues                                  $ 2,846     $ 2,691       $ 5,440     $ 5,230
                                               =========================  ========================

     Customers that individually accounted for greater than 10% of net sales are as follows (unaudited, in thousands):

                 ....................................................................................................
                                  Quarter Ended                                    Six Months Ended
                 ................................................. ..................................................
                     June 30, 2005            June 30, 2004             June 30, 2005            June 30, 2004
    Customer      Amount    Percentage     Amount     Percentage     Amount     Percentage    Amount    Percentage
    --------      ------    ----------     ------     ----------     ------     ----------    ------    ----------
       A            $  415          15%       $  562          21%      $   870          16%    $  1,439          28%
       B            $  773          27%       $  701          26%      $ 1,475          27%    $  1,076          20%
       C            $  256           9%            *            *      $   520          10%           *            *

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

     Lease Commitments
     The following represents combined aggregate maturities for all of our financing and commitments under operating and capital leases as of June 30, 2005 (unaudited, in thousands):


                                                                           Capital Lease            Total
                                                       Operating Leases      Obligations      Commitments
                                                       ----------------------------------------------------
           Six months ending December 31, 2005                   $  103           $   15           $  118
           Year ending December 31, 2006                            207                5              212
           Year ending December 31, 2007                            207                -              207
           Year ending December 31, 2008                            207                -              207
           Year ending December 31, 2009                             86                -               86
                                                       ----------------------------------------------------
                          Total Commitments                      $  810           $   20           $  830
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

     We lease certain of our equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require us to pay taxes, insurance and maintenance costs. As of June 30, 2005, we had $20,000 outstanding under a loan and security agreement, which is subject to an interest rate of 12.8%.

     In September, 2004, we entered into a $4.0 million collateralized revolving line of credit with a bank. This line of credit has been extended through August of 2006. The revolving line of credit provides for borrowings of up to $4.0 million. Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank's prime rate plus 0.50%. Under the new facility we are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of June 30, 2005, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

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

                                                                     (Unaudited)
                                                 ....................................................
                                                    Three months ended          Six months ended
                                                 .........................   ........................
                                                   June 30,    June 30,       June 30,    June 30,
                                                     2005        2004           2005        2004
                                                 -------------------------   ------------------------

Balance at beginning of period                       $ 18        $ 23           $ 13         $ 24
Accruals for warranties issued during the               -           1              5            1
period
Actual warranty expense                                 -          (2)             -           (3)
                                                 -------------------------   ------------------------
Balance at end of period                             $ 18        $ 22           $ 18         $ 22
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

Consolidated Statements of Operations - As a Percentage of Net Sales

                                                 Three months ended                 Six months ended
                                         ................................  ................................
                                           June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                         ----------------  --------------  ----------------  --------------

Net sales:
   Products                                       74%             78%               74%             78%
   Services                                       26%             22%               26%             22%
                                         ----------------  --------------  ----------------  --------------
       Total net sales                           100%            100%              100%            100%

Cost of sales:
   Products                                       24%             22%               22%             23%
   Services                                        9%              8%               10%              8%
                                         ----------------  --------------  ----------------  --------------
Total cost of sales                               33%             30%               32%             31%

    Gross profit                                  67%             70%               68%             69%

Operating expenses:
    Research and development                      15%             16%               16%             17%
    Sales and marketing                           22%             25%               22%             24%
    General and administrative                    20%             19%               23%             18%
                                         ----------------  --------------  ----------------  --------------
       Total operating expenses                   57%             60%               61%             59%
Income from operations                            10%             10%                7%             10%

    Interest income, net                          1%               *                 1%              *
    Other expense, net                                             *                                (1%)
                                                  *                                  *
                                         ----------------  --------------  ----------------  --------------

Income before provision for income taxes          11%             10%                8%              9%
    Provision for income taxes                     -               5%                -               4%
                                         ----------------  --------------  ----------------  --------------
Net income                                        11%              5%                8%              5%
                                         ================  ==============  ================  ==============

        *  Less than 1%

Results of Operations

     Net Sales

                                      Three months ended                  Six months ended
                              .................................  .................................
                               June 30, 2005     June 30, 2004    June 30, 2005     June 30, 2004
                             -----------------  --------------   ---------------  ----------------
Net sales
  Products                         $ 2,116         $ 2,090           $ 4,009           $ 4,102
  Services                             730             601             1,431             1,128
                             -----------------  --------------   ---------------  ----------------
     Total Net sales               $ 2,846         $ 2,691           $ 5,440           $ 5,230
                             =================  ==============   ===============  ================



              Net sales for the second quarter of 2005 increased 6% to $2.8 million from $2.7 million in the same period in 2004. Net sales for the first six months of 2005 increased 4% to $5.4 million from $5.2 million for the same period in 2004.

              Product sales of $2.1 million for the second quarter of 2005 were relatively unchanged as compared to the same period in 2004. Product sales of $4.0 million for the first six months of 2005 represent a slight decrease of $93,000 compared to the first six months of 2004, or a 2% decrease for that period.

              Service revenues are comprised primarily of extended warranty and support programs as well as 60-days of maintenance bundled with initial product sales. Revenue related to these arrangements is recognized ratably over the period of the arrangement. Service revenues in the second quarter of 2005 increased 21% to $730,000 from $601,000 in the same period in 2004. For the first six months of 2005, service revenues increased 27% to $1.4 million from $1.1 million in the same period in 2004. The increase in service revenues was primarily due to increased sales of extended warranty contracts due to an increase in our installed customer base resulting from the launch of our FaxPress Premier fax server products in the second half of 2003.

                                                  Three months ended         Six months ended
                                               .........................  ........................
                                                 June 30,    June 30,      June 30,    June 30,
                                                   2005        2004          2005        2004
                                               -------------------------  ------------------------

United States                                   $2,170     $ 2,279       $ 4,360      $ 4,390
Europe                                             119         148           212          332
Pacific Rim                                        290         153           531          335
Rest of Americas, excluding United States          267         111           337          173
                                            -------------------------  ------------------------
  Total Revenues                                $2,846     $ 2,691       $ 5,440      $ 5,230
                                            =========================  ========================

              Sales in the United States in the second quarter of 2005 were $2.2 million, as compared to $2.3 million for the same period in 2004, representing 76% and 85% of total net sales in the second quarter of 2005 and 2004, respectively. The reduction in percentage of net sales in the second quarter of 2005 is mostly due to increases in sales to distribution channels outside of the United States. Sales for the first six months of 2005 and 2004 were $4.4 million, which represents 80% and 84% of total net sales in 2005 and 2004, respectively. The decrease in sales is mostly due to lower sales for the FaxPress family of products offset partially by higher service revenues.

              International sales (excluding sales to the rest of the Americas) for the second quarter of 2005 were $409,000 as compared to $301,000 in the second quarter of 2004. This represents 14% and 11% of net sales for 2005 and 2004, respectively. International sales were $743,000 for the first six months of 2005, as compared to $667,000 for the same period in 2004, which represents 14% and 13% of total net sales for 2005 and 2004, respectively. The increase in international sales is due to increased sales of the FaxPress and FaxPress Premier fax server products to Japan as a result of the FaxPress Premier fax server launch in Japan in the first quarter of 2005.

              Sales to the rest of the Americas (excluding the United States) in the second quarter of 2005 were $267,000 as compared to $111,000 in the year-ago quarter, representing 9% of total net sales for 2005 and 4% for 2004, respectively. The increase in sales was mostly due to sales of our FaxPress Premier products to Latin America. For the six months ended June 30, sales to the Rest of the Americas were $337,000 and $173,000 for 2005 and 2004, respectively. This represents 6% and 3% of net sales for 2005 and 2004, respectively.

     Cost of Sales; Gross Profit

                                   Three months ended                    Six months ended
                            ..................................  ....................................
                             June 30, 2005      June 30, 2004     June 30, 2005     June 30, 2004
                           -----------------  ----------------  ----------------  -----------------
Products:
   Revenue                       $ 2,116           $ 2,090           $ 4,009            $ 4,102
   Cost of product sales             674               592             1,216              1,231
                           -----------------  ----------------  ----------------  -----------------
      Gross profit                 1,442             1,498             2,793              2,871
      Gross profit %                 68%               72%               70%                70%

Services:
   Revenue                           730               601             1,431              1,128
    Cost of service sales            258               216               528                414
                           -----------------  ----------------  ----------------  -----------------
      Gross profit                   472               385               903                714
      Gross profit %                 65%               64%               63%                63%

      Total gross profit          $1,914            $1,883           $ 3,696            $ 3,585
      Gross profit %                 67%               70%               68%                69%

              Gross profit was $1.9 million for the second quarter of 2005 and 2004, or 67% and 70% of net sales, respectively. Gross profit for the first six months of 2005 and 2004 was $3.7 million and $3.6 million, or 68% and 69% of net sales, respectively. The increase in gross profit was mainly due to higher service revenue in the three and six months ended June 30, 2005 as compared to the same periods in 2004.



     Research & Development

              Research and development expenses for the second quarter of 2005 were $418,000, or 15% of net sales, as compared to $428,000 or 16% of net sales for the same period in 2004. For the first six months of 2004, research and development expenses were $857,000, as compared to $842,000 in the same period of 2004, or 16% of net sales for both periods. Research and development expenses are not expected to change significantly for fiscal year 2005.

     Sales & Marketing

              Sales and marketing expenses for the second quarter of 2005 were $618,000, or 22% of net sales, as compared to $675,000, or 25% of net sales, for the same period in 2004. Sales and marketing expenses were $1.2 million for the first six months of 2005, and $1.3 million for the same period of 2004, which represents 22% and 24%, respectively, of net sales for the period. The decrease for the quarter of $55,000 is due to reduced use of outside consultants due to a completion of short-term projects, and the decrease of $53,000 is due to lower advertising costs for the six month period.

     General & Administrative

              General and administrative expenses were $582,000 for the second quarter of 2005 as compared to $508,000 for the same period in 2004. This represents 20% and 19% of net sales of the second quarter of 2005 and 2004, respectively. For the first six months of 2004, general and administrative expenses were $1.2 million, or 23% of net sales, as compared to $973,000, or 18% of net sales for the first six months of 2004. The increase of $74,000 for the second quarter and $244,000 for the six month period ended June 30, 2005, is primarily due to increases in accounting and legal fees related to the restatement of the Company's historical financial statements included in the Company's December 31, 2004 Annual Report on Form 10-K and Castelle's response to a series of comment letters issued by the Division of Corporate Finance of the Securities and Exchange Commission during the first quarter of fiscal 2005. These restatements are discussed in detail in the Company's December 31, 2004 Form 10-K. General and administrative expenses are also expected to increase in fiscal 2005 as the Company begins to prepare for Sarbanes-Oxley internal control compliance.



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

              Significant management judgment is required in determining the provision for income taxes, and in particular, any valuation allowance recorded against our deferred tax assets. During 2004 and 2003, we recorded tax benefits of $1,067,000 and $537,000, respectively. This portion of the valuation allowance was reversed because we determined that it was more likely than not that certain future tax benefits will be realized as a result of projected future income. Due to our limited history of generating taxable income, we recorded a tax provision at an effective rate of approximately 40% during the first three quarters of fiscal 2004. Based in large part on our projected future taxable income we did not record income tax provision in the second quarter of 2005. We will record a tax provision in future periods when all available non-operating losses and tax credit carryforwards are fully utilized or the remaining deferred tax assets are deemed to be unrealizable.

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

Liquidity and Capital Resources

                                           June 30, 2005      December 31, 2004
                                            (unaudited)
                                                      (dollars inthousands)
Cash and cash equivalents                           $  6,350            $   5,599
Working capital                                     $  6,311            $   5,750
Working capital ratio                                    3.3                  3.0


         Since our initial public offering of common stock in December 1995, our principal source of funding has been cash from our operations, with some funding from capital equipment lease lines. As of June 30, 2005, we had $6.4 million of cash and cash equivalents, an increase of $751,000 from December 31, 2004. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities of $740,000 and $115,000 in proceeds from the exercise of employee stock options, off-set by the purchase of $95,000 of equipment.

         Our operating activities generated cash of $740,000 in the first six months of 2005 primarily due to our increased net income, reduction of inventories as our usage of some of the end-of-life parts and other components purchased last year more than offset purchases during the first quarter, and a decrease in accounts receivable achieved by greater collection efforts. Net cash provided by financing activities was $106,000 and $163,000 in the first two quarters of 2005 and 2004, respectively, primarily from proceeds from issuance of common stock.

         In September, 2004, we entered into a $4.0 million collateralized revolving line of credit with a bank. This line of credit has been extended through August of 2006. The revolving line of credit provides for borrowings of up to $4.0 million.
 Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank's prime rate plus 0.50%. Under the new facility we are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of June 30, 2005, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

         We lease certain of our equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require us to pay taxes, insurance and maintenance costs. As of June 30, 2005, we had $20,000 outstanding under a loan and security agreement, which is subject to an interest rate of 12.8%.

         We lease our headquarters in Morgan Hill, California. We have extended our building lease for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value. As of June 30, 2005, future minimum payments under the lease were $810,000.

         The following represents combined aggregate maturities for all our financing and commitments as of June 30, 2005 (unaudited, in thousands):


                                                             Payments Due by Period
                                       --------------------------------------------------------------------
Contractual Obligations                 Total       1 Year      2 - 3 Years   4 - 5 Years    More than 5
                                                                                                Years
                                       --------- ------------- -------------- ------------- ---------------
Capital (Finance) Lease Obligations       $  20         $  15          $   5             -               -
Operating Lease Obligations               $ 810         $ 103          $ 414         $ 207           $  86
                                       --------- ------------- -------------- ------------- ---------------
Total contractual cash obligations        $ 830         $ 118          $ 419         $ 207           $  86
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

         We have experienced significant operating losses and, as of June 30, 2005, had an accumulated deficit of $19.9 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred of losses in 2001 but since the third quarter of 2001, we have been profitable. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

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

         We derive substantially all of our product revenue from the sale of fax and print server products, with fax server products accounting for 100% of total sales in 2004 and the first six months of 2005. We expect that our current products will continue to account for most of our sales in the near future. A decline in demand for our fax server products as a result of competition, technological change, shortages of components or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on our business, operating results and financial condition.

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

         At July 25, 2005, our officers and directors and their affiliates beneficially owned approximately 24% of the outstanding shares of common stock. Accordingly, together they had the ability to significantly influence the election of our directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We had no holdings of derivative financial or commodity instruments at June 30, 2005. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S. dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements. Therefore, we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market accounts or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment. However, sharp declines in interest rates could seriously harm interest earnings.

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

         Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           We held our Annual Meeting of Shareholders on May 27, 2005. At the meeting, our shareholders voted on the following two proposals and cast their votes as follows:

           Proposal 1:  To elect the following nominees as directors:



               Nominee                     For               Withheld
     ----------------------------    ----------------    -----------------
     Donald L. Rich                        3,147,434               65,300
     Scott C. McDonald                     3,197,389               15,345
     Peter R. Tierney                      3,155,569               57,165
     Robert H. Hambrecht                   3,149,434               63,300
     Robert O. Smith                       3,204,523                8,211


           Proposal 2: To ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the 2005 fiscal year:

             For                   Against                  Abstain
     ---------------------   ---------------------    --------------------
                3,193,934                  17,200                   1,600


ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

           In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

10.1     Amendment to Silicon Valley Bank Loan Agreement
31.1     Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2     Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1     Section 1350 Certification of Principal Executive Officer
32.2     Section 1350 Certification of Principal Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTELLE

By:   /s/ Scott C. McDonald                                 Date: August 5, 2005
      Scott C. McDonald
      Chief Executive Officer and President
      (Principal Executive Officer)

By:   /s/ Paul Cheng                                        Date: August 5, 2005
      Paul Cheng
      Vice President of Finance and Administration
      Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)

                                  EXHIBIT INDEX

           Exhibit              Description
            Number
--------------------------------------------------------------------------------------------------
          10.1                   Amendment to Silicon Valley Bank Loan Agreement
          31.1                   Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
                                 Officer
          31.2                   Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
                                 Officer
          32.1                   Section 1350 Certification of Principal Executive Officer
          32.2                   Section 1350 Certification of Principal Financial Officer