Form 10-Q
period 2005-09-30
CASTELLE \CA\
filed 2005-11-04
CIK 908605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-220-20

CASTELLE
(Exact name of Registrant as specified in its charter)

California	77-0164056
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

855 Jarvis Drive, Suite 100, Morgan Hill, California 95037
(Address of principal executive offices, including zip code)

(408) 852-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

The number of shares of Common Stock outstanding as of October 27, 2005 was 3,985,549.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

CASTELLE
Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CASTELLE
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2005 (unaudited)	December 31, 2004

Assets:
Current assets:
Cash and cash equivalents	$6,291	$5,599
Accounts receivable, net of allowance for doubtful accounts of $47 and $30, respectively	1,029	857
Inventories	1,319	1,785
Prepaid expenses and other current assets	154	130
Deferred taxes	231	231

Total current assets	9,024	8,602

Property and equipment, net	187	203
Other non-current assets	145	50
Deferred taxes, non-current	1,292	1,292

Total assets	$10,648	$10,147

Liabilities and Shareholders’ Equity:
Current liabilities:
Long-term debt, current portion	$16	$15
Accounts payable	198	511
Accrued liabilities	761	1,073
Deferred revenue	1,514	1,253

Total current liabilities	2,489	2,852

Long term debt, net of current portion	1	14

Total liabilities	2,490	2,866

Shareholders’ equity:
Common stock, no par value:

Authorized: 25,000 shares
Issued and outstanding: 3,904 and 3,799 shares, respectively	27,846	27,668
Accumulated deficit:	(19,688)	(20,387)

Total shareholders’ equity	8,158	7,281

Total liabilities and shareholders’ equity	$10,648	$10,147

See accompanying notes to condensed consolidated financial statements.

CASTELLE
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net sales:
Products	$1,946	$2,079	$5,955	$6,181
Services	755	606	2,186	1,734

Total net sales	2,701	2,685	8,141	7,915

Cost of sales:
Products	772	674	1,988	1,905
Services	250	207	778	621

Total cost of sales	1,022	881	2,766	2,526

Gross profit	1,679	1,804	5,375	5,389

Operating expenses:
Research and development	395	470	1,252	1,312
Sales and marketing	646	612	1,862	1,882
General and administrative	416	486	1,633	1,459

Total operating expenses	1,457	1,568	4,747	4,653

Income from operations	222	236	628	736

Interest income, net	44	10	104	18
Other expense, net	(18)	(21)	(33)	(35)

Income before provision for income taxes	248	225	699	719

Provision for income taxes	—	95	—	314

Net income	$248	$130	$699	$405

Net Income per share:
Net income per common share - basic	$0.06	$0.04	$0.18	$0.11
Net income per common share - diluted	$0.05	$0.03	$0.16	$0.09
Shares used in per share calculation - basic	3,940	3,647	3,875	3,573
Shares used in per share calculation - diluted	4,567	4,353	4,494	4,414

See accompanying notes to condensed consolidated financial statements.

CASTELLE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended

	September 30,	September 30,
	2005	2004

Cash flows from operating activities:
Net income	$699	$405
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	155
Provision for doubtful accounts	20	(10)
Provision for excess and obsolete inventory	(394)	(32)
Allowance for sales returns and stock rotation	(72)	—
Loss on disposal of fixed assets	—	2
Deferred taxes	—	314
Changes in assets and liabilities:
Accounts receivable	(120)	(65)
Inventories	860	(323)
Prepaid expenses and other current assets	(20)	(53)
Accounts payable	(313)	24
Accrued liabilities	(12)	(512)
Deferred revenue	261	263

Net cash provided by operating activities	1,057	168

Cash flows from investing activities:
Acquisition of equipment	(131)	(24)
Acquisition of licenses	(400)	—

Net cash used in investing activities	(531)	(24)

Cash flows from financing activities:
Repayment of long-term debt	(12)	(13)
Proceeds from exercise of stock options	178	287

Net cash provided by financing activities	166	274

Net increase in cash and cash equivalents	692	418

Cash and cash equivalents at beginning of period	5,599	4,614

Cash and cash equivalents at end of period	$6,291	$5,032

See accompanying notes to condensed consolidated financial statements.

CASTELLE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Castelle and its wholly-owned subsidiary in the United Kingdom. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated have been included. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying condensed consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2004. The condensed consolidated balance sheet data as of December 31, 2004 was derived from our audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of results that we expect for any future period, or for the entire year.

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

In addition, because we are dependent on a small number of distributors for a significant portion of the sales of our products, the loss of any of our major distributors or their inability to satisfy their payment obligations to us could have a significant adverse effect on our business, operating results and financial condition. In the first nine months of 2005 and 2004, our two largest distributors collectively represented approximately 45% and 44% of our net sales, respectively.

We do not currently have any material long-term supply contracts with any of our manufacturing subcontractors or component suppliers. We purchase finished products and components on a purchase order basis. We own all engineering, sourcing documentation, functional test equipment and tooling used in the manufacturing of our products and believe that we could shift product assembly to alternate suppliers if necessary. Certain key components of our products, including a modem chip set from Conexant, microprocessors from Motorola, integrated circuits from Intel and Kendin, are currently available from single sources. Other components of our products are currently available from only a limited number of sources. In addition, certain manufacturers have announced the end-of-life of certain standard off-the-shelf components which are being used by us in the manufacture of our FaxPress Products. However, we have purchased over the last two years what we believe to be at least two years worth of supplies of these end-of-life components in an effort to guarantee an uninterrupted supply of FaxPress Products to our customers for the next one to two years, while we decide whether to re-engineer our Products with the manufacturers’ suggested replacement parts, or develop new replacement products. We believe that most of these end-of-life components will be utilized in the following one to two years, resulting in insignificant amounts of excessive inventory, or none at all. We believe that Castelle’s liquidity continues to be strong despite these purchases, as our cash reserves have increased during the periods when the parts were purchased.

2.	Revenue Recognition:

We recognize revenue based on the provisions of Staff Accounting Bulletin No. 104 “Revenue Recognition,” AICPA Statement of Position No. 97-2 (“SOP 97-2”) “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and Statement of Financial Accounting Standards (“SFAS”) No. 48 “Revenue Recognition When Right of Return Exits.”

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

Basic and diluted net income per share is calculated as follows for the quarters and nine months ended September 30, 2005 and 2004 (unaudited, in thousands, except per share amounts):

	Three months ended		Nine months ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Basic:
Weighted average common shares outstanding	3,940	3,647	3,875	3,573

Net income	$248	$130	$699	$405

Net income per common share – basic	$0.06	$0.04	$0.18	$0.11

Diluted:
Weighted average common shares outstanding	3,940	3,647	3,875	3,573
Common equivalent shares from stock options	627	706	619	841

Shares used in per share calculation – diluted	4,567	4,353	4,494	4,414

Net income	$248	$130	$699	$405

Net income per common share – diluted	$0.05	$0.03	$0.16	$0.09

The calculation of diluted shares outstanding for the quarter ended September 30, 2005 excludes 34,705 shares of common stock issuable upon exercise of outstanding stock options, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the nine months ended September 30, 2005 excludes 132,705 shares of common stock issuable upon exercise of outstanding stock options, as their effect was antidilutive in the period.

4.	Stock-Based Compensation

We account for our stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Compensation cost for stock options, if any, is measured by the excess of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. No compensation expense has been recognized in the accompanying financial statements as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.

Had compensation costs been determined consistent with SFAS No. 123, our net income, net of income taxes, would have been changed to the amounts indicated below (unaudited, in thousands, except per share data):

	Three months ended		Nine months ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net Income – as reported	$248	$130	$699	$405
Fair value of stock-based compensation, net of taxes	(69)	(128)	(243)	(382)
Net income – pro forma	$179	$2	$456	$23
Net income per share – basic – as reported	$0.06	$0.04	$0.18	$0.11
Net income per share – diluted – as reported	$0.05	$0.03	$0.16	$0.09
Net income per share – basic – pro forma	$0.05	$0.00	$0.12	$0.01
Net income per share – diluted – pro forma	$0.04	$0.00	$0.10	$0.01

We account for stock-based compensation arrangements with non-employees in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, unvested options and warrants held by non-employees are subject to revaluation at each balance sheet date based on the then current fair market value. As of September 30, 2005, all options and warrants held by non-employees were fully vested and expensed.

5.	Inventories:

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventory details are as follows (unaudited, in thousands):

	September 30, 2005	December 31, 2004

Raw material	$688	$1,202
Work in process	88	118
Finished goods	543	465

Total inventory	$1,319	$1,785

After the announcement by our component suppliers that new components are available to replace certain of their end-of-life components currently used in our FaxPress products, we purchased approximately two years worth of these end-of-life components over the last two years in an effort to guarantee a smooth supply of our FaxPress Products to our customers. As of September 30, 2005, we have approximately $435,000 worth of end-of-life components as compared to $675,000 as of December 31, 2004. We believe that most of these end-of-life components will be utilized in the following one to two years, resulting in insignificant amounts of excessive inventory, or none at all.

Inventories are reduced for excess and obsolete inventories. These write-downs are based on management’s review of inventories on hand on a quarterly basis, compared to management’s assumptions about future demand, market conditions and anticipated timing of the release of product upgrades or next generation products. If actual market conditions for future demand are less favorable than those projected by us or if product upgrades or next generation products are released earlier than anticipated, additional inventory write-downs may be required. Obsolete products removed from gross inventory are physically scrapped.

6.	Segment Information:

We have determined that we operate in one segment. Revenues by geographic area are determined by the location of the customer and are summarized as follows (unaudited, in thousands):

	Three months ended		Nine months ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

United States	$2,335	$2,182	$6,390	$6,572
Europe	116	186	588	518
Pacific Rim	140	265	716	600
Rest of Americas, excluding United States	110	52	447	225

Total Revenues	$2,701	$2,685	$8,141	$7,915

Customers that individually accounted for greater than 10% of net sales are as follows (unaudited, in thousands):

	Quarter Ended				Nine Months Ended

	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
Customer	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

A	$540	20%	$357	13%	$1,411	17%	$1,796	23%
B	$767	28%	$592	22%	$2,243	28%	$1,668	21%

7.	Comprehensive Income:

Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income; therefore, no separate statement of comprehensive income has been presented.

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

Lease Commitments

The following represents combined aggregate maturities for all of our financing and commitments under operating and capital leases as of September 30, 2005 (unaudited, in thousands):

	Operating Leases	Capital Lease Obligations	Total Commitments

Three months ending December 31, 2005	$53	$16	$69
Year ending December 31, 2006	207	1	208
Year ending December 31, 2007	207	—	207
Year ending December 31, 2008	207	—	207
Year ending December 31, 2009	86	—	86

Total Commitments	$760	$17	$777

We have extended our building lease for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012, commencing with rent at ninety-five percent of fair market value.

We lease certain of our equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require us to pay taxes, insurance and maintenance costs. As of September 30, 2005, we had $17,000 outstanding under a loan and security agreement, which is subject to an interest rate of 12.8%.

We renewed our line of credit from Silicon Valley Bank in August 2005. This line of credit expires in August 2006. In September, 2005 we increased our line of credit to $6.0 million from $4.0 million. No other terms or conditions of our line of credit were changed. Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank’s prime rate plus 0.50%. We are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of September 30, 2005, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

Product Warranties and Guarantor Arrangements

We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the Statement of Operations as a Cost of Sales. A reconciliation of the changes in our warranty liability is as follows (unaudited, in thousands):

	Three months ended		Nine months ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Balance at beginning of period	$18	$22	$13	$22
Accruals for warranties issued during the period	3	—	8	2
Actual warranty expense	—	(5)	—	(7)

Balance at end of period	$21	$17	$21	$17

As permitted under California law, and under the provisions of our articles of incorporation and by-laws, we are obligated to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant.

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” an amendment to ARB No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes there will be no material effect on its financial statements upon adoption of this standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123R”) which requires the Company to expense grants made under the Company’s stock option program at fair value, rather than using the intrinsic method of valuing share-based payment transactions allowed under APB 25. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt effective for its first quarter of fiscal 2006. At this time, the Company cannot predict the impact on 2006 results as it depends on the level of future option grants prior to the effective date and the elections made by the Company in applying the new stock option expensing rules.

In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (FSP No. 109-1) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1, effective for the Company in its fiscal year 2005. The FASB’s guidance is not expected to have a material impact to the Company’s financial results.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties. Our operating results may vary significantly from quarter to quarter due to a variety of factors, including changes in our product and customer mix, constraints in our manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by us or our competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures, and economic conditions in the United States, Europe and Asia. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” or the “Company” refer to Castelle. Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the risks and uncertainties discussed herein, as well as other risks set forth under the caption “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations.  For more information on forward-looking statements, refer to the “Special Note on Forward-Looking Statements” prior to this section.  The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies

Castelle’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Critical accounting policies for us include revenue recognition; distributor programs and incentives; warranty; credit, collection and allowances for doubtful accounts; inventories and related allowance for obsolete and excess inventory; and income taxes, which are discussed in more detail under the caption “Critical Accounting Policies” in our 2004 Annual Report on Form 10-K.

Consolidated Statements of Operations – As a Percentage of Net Sales

	Three months ended		Nine months ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net sales:
Products	72%	77%	73%	78%
Services	28%	23%	27%	22%

Total net sales	100%	100%	100%	100%

Cost of sales:
Products	29%	25%	24%	24%
Services	9%	8%	10%	8%

Total cost of sales	38%	33%	34%	32%

Gross profit	62%	67%	66%	68%

Operating expenses:
Research and development	15%	17%	15%	17%
Sales and marketing	24%	23%	23%	24%
General and administrative	15%	18%	20%	18%

Total operating expenses	54%	58%	58%	59%
Income from operations	8%	9%	8%	9%

Interest income, net	1%	*	1%	*

Other expense, net	*	*	*	*

Income before provision for income taxes	9%	9%	9%	9%

Provision for income taxes	—	4%	—	4%

Net income	9%	5%	9%	5%

*  Less than 1%

Results of Operations

          Net Sales (unaudited, in thousands)

	Three months ended		Nine months ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net sales
Products	$1,946	$2,079	$5,955	$6,181
Services	755	606	2,186	1,734

Total Net sales	$2,701	$2,685	$8,141	$7,915

          Net sales for the third quarter of 2005 remained relatively flat at $2.7 million from the same period in 2004.  Net sales for the first nine months of 2005 increased 3% to $8.1 million from $7.9 million for the same period in 2004.

          Product sales of $1.9 million for the third quarter of 2005 decreased slightly as compared to $2.1 million for the same period in 2004.  Product sales of $6.0 million for the first nine months of 2005 represent a slight decrease of $226,000 compared to the first nine months of 2004, or a 4% decrease for that period.

          Service revenues are comprised primarily of extended warranty and support programs as well as 60-days of maintenance bundled with initial product sales.  Revenue related to these arrangements is recognized ratably over the period of the arrangement.  Service revenues in the third quarter of 2005 increased 25% to $755,000 from $606,000 in the same period in 2004.  For the first nine months of 2005, service revenues increased 26% to $2.2 million from $1.7 million in the same period in 2004.  The increase in service revenues was primarily due to increased sales of extended warranty contracts due to an increase in our installed customer base resulting from the launch of our FaxPress Premier fax server products in the second half of 2003 and higher rates on FaxPress Premier maintenance contracts.

          Revenues by geographic area  (unaudited, in thousands)

	Three months ended		Nine months ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

United States	$2,335	$2,182	$6,390	$6,572
Europe	116	186	588	518
Pacific Rim	140	265	716	600
Rest of Americas, excluding United States	110	52	447	225

Total Revenues	$2,701	$2,685	$8,141	$7,915

          Sales in the United States in the third quarter of 2005 were $2.3 million, as compared to $2.1 million for the same period in 2004, representing 86% and 81% of total net sales in the third quarter of 2005 and 2004, respectively.  The increase in net sales in the third quarter of 2005 is mostly due to increases in sales to distribution channels.  Sales in the United States for the first nine months of 2005 and 2004 were $6.4 and $6.6 million, respectively, which represents 78% and 83% of total net sales in 2005 and 2004, respectively. The decrease in sales is mostly due to lower sales for the FaxPress family of products offset partially by higher service revenues.

          International sales (excluding sales to the rest of the Americas) for the third quarter of 2005 were $256,000 as compared to $451,000 in the third quarter of 2004.  This represents 9% and 17% of net sales for 2005 and 2004, respectively.  International sales were $1.3 million for the first nine months of 2005, as compared to $1.1 million for the same period in 2004, which represents 16% and 14% of total net sales for 2005 and 2004, respectively.  International sales in the third quarter of 2005 show a moderate decrease from the same quarter in 2004 mostly due to lower sales of FaxPress Premier products to Europe and lower sales of FaxPress products to Japan during the quarter.  International sales tend to be relatively consistent from period to period.  In the first nine months of 2005, the slight increase from the same period in 2004 is due to increased sales of FaxPress Premier fax server products to Japan and Europe.

          Sales to the rest of the Americas (excluding the United States) in the third quarter of 2005 were $110,000 as compared to $52,000 in the year-ago quarter, representing 4% of total net sales for 2005 and 2% for 2004, respectively.  The increase in sales was mostly due to sales of FaxPress Premier products to Latin America.  For the nine months ended September 30, sales to the Rest of the Americas were $447,000 and $225,000 for 2005 and 2004, respectively, mostly due to higher sales of FaxPress Premier products.  This represents 5% and 3% of net sales for 2005 and 2004, respectively.

          Cost of Sales; Gross Profit  (unaudited, in thousands)

	Three months ended		Nine months ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Products:
Revenue	$1,946	$2,079	$5,955	$6,181
Cost of product sales	772	674	1,988	1,905

Gross profit	1,174	1,405	3,967	4,276
Gross profit %	60%	68%	67%	69%

Services:
Revenue	755	606	2,186	1,734
Cost of service sales	250	207	778	621

Gross profit	505	399	1,408	1,113
Gross profit %	67%	66%	64%	64%

Total gross profit	$1,679	$1,804	$5,375	$5,389
Gross profit %	62%	67%	66%	68%

          Gross profit was $1.7 million for the third quarter of 2005 and $1.8 million for the same quarter in 2004, or 62% and 67% of net sales, respectively.  Gross profit for the first nine months of 2005 and 2004 was $5.4 million, or 66% and 68% of net sales, respectively.  The decrease in gross profit percentage for the third quarter and the nine months was mainly due to higher production costs for FaxPress Premier products as compared to the FaxPress family of products.  Cost of product sales  tend to vary slightly from period to period based on production volume and related overhead absorption in periods during which inventory is produced.

Research & Development

          Research and development expenses for the third quarter of 2005 were $395,000, or 15% of net sales, as compared to $470,000 or 17% of net sales for the same period in 2004. For the first nine months of 2005 and 2004, research and development expenses were $1.3 million, or 15% and 17% of net sales respectively. The decrease in Research and Development for the quarter and the nine months ended September 30, 2005 as compared to the same period in 2004, is primarily due to reduced use of outside consultants in 2005. Research and development expenses are not expected to change significantly for fiscal year 2005.

Sales & Marketing

          Sales and marketing expenses of $646,000 or 24% of net sales for the third quarter of 2005 remained relatively consistent with the same period in 2004 for which expenses were $612,000 or 23% of net sales. Sales and marketing expenses were $1.9 million for the first nine months of 2005 and 2004 which represents 23% and 24%, respectively, of net sales for the period.

General & Administrative

          General and administrative expenses were $416,000 for the third quarter of 2005 as compared to $486,000 for the same period in 2004. This represents 15% and 18% of net sales of the third quarter of 2005 and 2004, respectively. The decrease in general and administrative expenses for the third quarter is primarily due to lower accounting and legal fees. For the first nine months of 2005, general and administrative expenses were $1.6 million, or 20% of net sales, as compared to $1.5 million, or 18% of net sales for the first nine months of 2004. The increase of $174,000 for the nine month period ended September 30, 2005, is primarily due to increases in accounting and legal fees related to the restatement of the Company’s historical financial statements included in the Company’s December 31, 2004 Annual Report on Form 10-K and Castelle’s response to a series of comment letters issued by the Division of Corporate Finance of the Securities and Exchange Commission during the first quarter of fiscal 2005. These restatements are discussed in detail in the Company’s December 31, 2004 Form 10-K.

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

          Significant management judgment is required in determining the provision for income taxes, and in particular, any valuation allowance recorded against our deferred tax assets. During 2004 and 2003, we recorded tax benefits of $1,067,000 and $537,000, respectively related to the reversal of previously recorded valuation allowance. This portion of the Company’s previously recorded valuation allowance was reversed because we determined that it was more likely than not that certain future tax benefits will be realized as a result of projected future income. Due to our limited history of generating taxable income, we recorded a tax provision at an effective rate of approximately 40% during the first three quarters of fiscal 2004. Based in large part on our projected future taxable income we did not record income tax provision in the first three quarters of 2005. We will record a tax provision in future periods when all available non-operating losses and tax credit carryforwards are fully utilized or the remaining deferred tax assets are deemed to be unrealizable.

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

Liquidity and Capital Resources

	September 30, 2005	December 31, 2004

	(dollars in thousands)
Cash and cash equivalents	$6,291	$5,599
Working capital	$6,535	$5,750
Working capital ratio	3.6	3.0

          Since our initial public offering of common stock in December 1995, our principal source of funding has been cash from our operations, with some funding from capital equipment lease lines. As of September 30, 2005, we had $6.3 million of cash and cash equivalents, an increase of $692,000 from December 31, 2004. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities of $1.1 million and $178,000 in proceeds from the exercise of employee stock options, off-set by the purchase of $531,000 of licenses and equipment.

          Our operating activities generated cash of $1.1 million in the first nine months of 2005 primarily due to our increased net income and reduction of inventories as we used a portion of the end-of-life parts and other components purchased during fiscal 2004.  Net cash provided by financing activities was $166,000 and $274,000 in the first three quarters of 2005 and 2004, respectively, primarily from proceeds from issuance of common stock.

          We renewed our line of credit with Silicon Valley Bank in August 2005.  In September 2004, we increased our line of credit to $6.0 million from $4.0 million.  This line of credit expires in August of 2006.  The increase in our line of credit affected none of the previous terms of our existing line of credit.  The revolving line of credit provides for borrowings of up to $6.0 million.  Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank’s prime rate plus 0.50%.  As with our previous facility, we are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants.  As of September 30, 2005, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

          We lease certain of our equipment under various operating and capital leases that expire at various dates through 2006.  The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require us to pay taxes, insurance and maintenance costs.  As of September 30, 2005, we had $17,000 outstanding under a loan and security agreement, which is subject to an interest rate of 12.8%.

          We lease our headquarters in Morgan Hill, California.  We have extended our building lease for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value.  As of September 30, 2005, future minimum payments under the lease were $760,000.

          The following represents combined aggregate maturities for all our financing and commitments as of September 30, 2005 (unaudited, in thousands):

	Payments Due by Period

Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years

Capital (Finance) Lease Obligations	$17	$17	$—	—	—

Operating Lease Obligations	$760	$53	$414	$207	$86

Total contractual cash obligations	$777	$70	$414	$207	$86

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

Recent Accounting Pronouncements:

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” an amendment to ARB No. 43, Chapter 4, “Inventory Pricing”.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company believes there will be no material effect on its financial statements upon adoption of this standard.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123R”) which requires the Company to expense grants made under the Company’s stock option program at fair value, rather than using the intrinsic method of valuing share-based payment transactions allowed under APB 25. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005.  The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt effective for its first quarter of fiscal 2006.  At this time, the Company cannot predict the impact on 2006 results as it depends on the level of future option grants prior to the effective date and the elections made by the Company in applying the new stock option expensing rules.

          In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (FSP No. 109-1) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1, effective for the Company in its fiscal year 2005. The FASB’s guidance is not expected to have a material impact to the Company’s financial results.

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

          Our operating results may vary significantly from quarter to quarter due to many factors, some of which are outside our control. For example, the following conditions could all affect our results:

•	changes in our product sales and customer mix;

•	constraints in our manufacturing and assembling operations;

•	shortages or increases in the prices of raw materials and components;

•	changes in pricing policy by us or our competitors;

•	a slowdown in the growth of the networking market;

•	seasonality;

•	timing of expenditures; and

•	economic conditions in the United States, Europe and Asia.

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

          Other factors contributing to fluctuations in our quarterly operating results include:

•	changes in the demand for our products;

•	customer order deferrals in anticipation of new versions of our products;

•	the introduction of new products and product enhancements by us or our competitors;

•	the effects of filling the distribution channels following introductions of new products and product enhancements;

•	potential delays in the availability of announced or anticipated products;

•	the mix of product and revenue derived from the sale of extended warranty contracts;

•	the commencement or conclusion of significant development contracts;

•	changes in foreign currency exchange rates; and

•	the timing of significant marketing and sales promotions.

          Based on the foregoing, we believe that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be viewed as indications of future performance.

We have a history of losses and a large accumulated deficit.

          We have experienced significant operating losses and, as of September 30, 2005, had an accumulated deficit of $19.7 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred of losses in 2001 but since the third quarter of 2001, we have been profitable. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

Recent FASB Exposure Draft on Share-Based Payments may have a significant effect on our Results of Operations, if adopted.

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123R”) which requires the Company to expense grants made under the Company’s stock option program at fair value, rather than using the intrinsic method of valuing share-based payment transactions allowed under APB 25. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt effective for its first quarter of fiscal 2006.

          As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123R fair value method will have an impact on our result of operations, although it will not have an impact on our overall financial or cash position. The impact of SFAS 123R on our operation results cannot be predicted at this time, because that will depend on levels of share-based payments granted in the future. Should we adopt the proposed statement, it may have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated net income within our footnotes (see Note 4 of the notes to the condensed consolidated financial statements).

          The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, as opposed to the Black-Scholes option pricing model that is currently being used for the fair value of our options.

Substantially all of our revenue comes from the sale of fax server products, and a decline in demand for those products would harm our business, operating results and financial condition.

          We derive all of our product revenue from the sale of fax server products. Fax server products have accounted for 100% of total sales since 2004. We expect that our current fax server products will continue to account for all of our sales in the near future. A decline in demand for our fax server products as a result of competition, technological change, shortages of components or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on our business, operating results and financial condition.

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

The market for our products is affected by rapidly changing technology and if we fail to predict and respond to customers’ changing needs, our business, operating results and financial condition may suffer.

          The market for our products is affected by rapidly changing networking technology, evolving industry standards and the Internet and other new communication technologies. We believe that our future success will depend upon our ability to enhance our existing products and to identify, develop, manufacture and introduce new products that:

•	conform to or support emerging network telecommunications standards;

•	are compatible with a growing array of computer and peripheral devices;

•	support popular computer and network operating systems and applications;

•	meet a wide range of evolving user needs; and

•	achieve market acceptance.

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

          Complex products such as those offered by us may contain undetected or unresolved hardware defects or software errors when they are first introduced or as new versions are released. Changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective components could adversely affect our ability to achieve acceptable manufacturing yields and product reliability. We have in the past discovered hardware defects and software errors in certain of our new products and enhancements after their introduction. Replacement of discontinued components used in our products could lead to further defects and errors. There can be no assurance that despite testing by us and by third-party test sites, errors and defects will not be found in future releases of our products, which would result in adverse product reviews and negatively affect market acceptance of these products.

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

          The principal competitive factors affecting the market for our products include:

•	product functionality;

•	performance;

•	quality;

•	reliability;

•	ease of use;

•	quality of customer training and support;

•	name recognition;

•	price; and

•	compatibility and conformance with industry standards and changing operating system environments.

          Several of our existing and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources than we do. We also experience competition from a number of other software, hardware and service companies. In addition to our current competitors, we may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripheral, communications and software companies. In the fax server market we compete with companies such as Captaris Inc., Omtool, Ltd. and Esker Software. There can be no assurance that competitors will not introduce products incorporating technology more advanced than the technology used by us in our products. In addition, certain competing methods of communications such as the Internet or electronic mail could adversely affect the market for fax products. Certain of our existing and potential competitors in the print server market are manufacturers of printers and other peripherals, and these competitors may develop closed systems accessible only through their own proprietary servers. There can be no assurance that we will be able to compete successfully or that competition will not have a material adverse effect on our business, operating results and financial condition.

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

Our common stock is listed on the Nasdaq Capital Market, and we have had difficulty satisfying the listing criteria to avoid the delisting of our common stock.

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

          If our common stock is delisted, trading in our common stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the “pink sheets.” If this occurs, a shareholder will find it more difficult to dispose of our common stock or to obtain accurate quotations as to the price of our common stock. Lack of any active trading market would have an adverse effect on a shareholder’s ability to liquidate an investment in our common stock easily and quickly at a reasonable price. It might also contribute to volatility in the market price of our common stock and could adversely affect our ability to raise additional equity or debt financing on acceptable terms or at all. Failure to obtain desired financing on acceptable terms could adversely affect our business, financial condition and results of operations.

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

          At October 27, 2005, our officers and directors and their affiliates beneficially owned approximately 23% of the outstanding shares of common stock. Accordingly, together they had the ability to significantly influence the election of our directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          We had no holdings of derivative financial or commodity instruments at September 30, 2005. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S. dollars, some revenues and capital spending are transacted in Pounds Sterling. These amounts are not currently material to our financial statements. Therefore, we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market accounts or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of this investment. However, sharp declines in interest rates could seriously harm interest earnings.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

          Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

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

CASTELLE

By:	/s/ Scott C. McDonald Scott C. McDonald Chief Executive Officer and President (Principal Executive Officer)	Date: November 4, 2005

By:	/s/ Paul Cheng Paul Cheng Vice President of Finance and Administration Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: November 4, 2005

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to Silicon Valley Bank Loan Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer