Form 10-Q/A
period 2005-09-30
CASTELLE \CA\
filed 2005-11-14
CIK 908605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

EXPLANATORY NOTE

Castelle is filing this Amendment to its Quarterly Report on Form 10-Q for the three and nine months period ended September 30, 2005 solely to add an additional disclosure on the cover page that Castelle is not a shell company as defined in Rule 12b-2 to the Exchange Act, which is required by a recent amendment to Form 10-Q.

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

10.1(1)	Amendment to Silicon Valley Bank Loan Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Filed with the initial filing of the Form 10-Q on November 4, 2005.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTELLE

By:	/s/ Scott C. McDonald Scott C. McDonald Chief Executive Officer and President (Principal Executive Officer)	Date: November 14, 2005

By:	/s/ Paul Cheng Paul Cheng Vice President of Finance and Administration Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: November 14, 2005

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	Amendment to Silicon Valley Bank Loan Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Filed with the initial filing of the Form 10-Q on November 4, 2005.