Form 10-K
period 2005-12-31
CASTELLE \CA\
filed 2006-03-27
CIK 908605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No |X|

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K . ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):.

Large Accelerated Filer             Accelerated Filer           Non-Accelerated Filer  |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

The approximate aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market on June 30, 2005 was $13,191,453.

The number of shares of Registrant’s common stock outstanding at February 28, 2006 was 4,000,508.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be incorporated by reference from certain portions of the Registrant’s proxy statement relating to its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2006.

Castelle

i

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry. All of our forward-looking statements involve risks and uncertainties. Our actual results could differ significantly from our expectations and from the results expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A of Part I of this Annual Report on Form 10-K. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances.

PART I

ITEM 1.	BUSINESS

The following summary should be read in conjunction with, and is qualified in its entirety by, the more detailed information and Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

Castelle was incorporated in California in 1987, and its principal offices are located at 855 Jarvis Drive, Suite 100, Morgan Hill, California 95037. Unless the context otherwise requires, references in this Form 10-K to “we,” “us,” or the “Company” refer to Castelle. Our telephone number is (408) 852-8000. Castelle®, LANpress® and JetPress® are registered trademarks of the Company. FaxPressTM, FaxPress PremierTM and InfoPressTM are trademarks of the Company. This Annual Report on Form 10-K includes trademarks and trade names of other companies. Our common stock is listed on the Nasdaq SmallCap Market under the symbol CSTL. We maintain a Website with the address www.castelle.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. In addition, we intend to disclose on our website any amendments to, or waivers of, our code of business conduct and ethics, that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission and the Nasdaq Stock Market.

We develop, manufacture, market and support office automation systems that allow organizations to implement faxing over local area networks (known as “LANs”) and the Internet. Our FaxPress fax servers provide a simple way to integrate fax with email, desktop and back-end applications. Our products are designed to be easy to use and maintain, and provide an economical way for companies to share resources over their networks.

Our products have historically centered on fax and print servers and related technologies. Beginning in 1997, our revenues declined as competition increased with respect to print server products, while at the same time the Internet and other networking technologies advanced. As a result, we experienced annual operating losses during 1997 through 1999. During the past nine years, management has redirected our efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. During 2004, we discontinued our LANpress print server and InfoPress product lines, but will continue to provide support to our customers during the warranty periods. Through the introduction of enhanced fax automation products that generate higher gross profits, restructuring actions and cost reductions, we were able to report operating profits in the fourth quarter of 1999 and in each of the four quarters of 2000. In 2000, we recorded a profit of $732,000 with sales of $14.8 million. We incurred a loss of $591,000 in 2001 with sales of $9.4 million, resulting from a decrease in demand for our products due in part to the general downturn of the economy. Our sales and profitability rebounded beginning in the third quarter of 2001, and since then we have eighteen successive quarters of operating profits.

Industry Background

In the mid-1980s, organizations began to interconnect personal computers into LANs in order to allow workgroups to share files, peripherals such as printers, and other specialized applications. As LANs have proliferated throughout organizations and client/server architectures have gained acceptance, they have become increasingly complex and the applications operating on computer networks have become more critical to the success of the business enterprise. The further proliferation of the Internet and Intranets and popularity of electronic communications expanded the role of LANs as a means to provide common access to the Internet, email and other office automation applications. Installation, maintenance and administration of LAN equipment required a staff of highly skilled professionals. The costs associated with LANs and related equipment, server-class hardware, specialized software, network integration, and support services are significant and typically affordable only by larger organizations. Many businesses were not able to afford office automation applications beyond basic email, such as integrating fax technology into the network. This has created the opportunity for specialized networking equipment that would perform a single application very well, known in the industry as a “server appliance.” It is similar to using a toaster instead of an oven, as it does a specific job better and it costs less. A server appliance is an integrated hardware and software product designed to reduce the complexity and cost for a specific server-based application. Internet routers, email servers, remote access servers, communication servers, fax servers and print servers are examples of server appliances used by businesses today.

We are a pioneer in server appliances, establishing a benchmark for “plug-and-play” and ease of use with our fax and print server product families.

Fax Office Automation Products: Fax machines have become a basic method of doing business worldwide. Fax is ubiquitous in business; many homes even have fax machines. While computers have automated many business applications, faxing remains as a basic method of business communication. We believe fax is here to stay, just as the computer has not replaced paper. Fax servers integrate legacy fax business methods into the network to improve office productivity. Fax servers also provide the opportunity for new business applications to be developed to take advantage of the inherent strength and prevalence of fax machines. Virtually every business in the world has a fax machine that can be used to receive information. Sending purchase orders, invoices, order confirmations, etc. directly to a fax machine, as compared to using the mail, is a growing segment of the fax server market.

The increasing popularity of email and the Internet has provided a boost to electronic communications as many users and organizations become more comfortable and accustomed to their use. To further simplify and improve inter- and intra-organizational communications, corporate Management Information Services departments are looking for ways to integrate different types of messaging into a unified messaging environment. Fax remains one of the key business communication tools and is one of the essential components of the corporate messaging environment. In corporate communication infrastructures, fax is being integrated into email. To facilitate this capability companies install email-integrated fax server systems.

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

Our Strategy

Our objective is to be a leading worldwide supplier of network server appliances. We established a benchmark for “plug-and-play” and ease of use with our fax server product family. Our products are installed in many Fortune 1000 firms and small and medium sized businesses worldwide, integrating desktop fax automation, email, Internet connectivity and other shared services.

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

Focus on E-commerce and Other High Volume Distribution Channels: We have established a two-tier domestic and international distribution network of leading national and regional network product distributors and resellers including Ingram Micro and Tech Data. Our products are well suited for sale by e-commerce vendors and we have been successful working with leading resellers such as CDW and Insight. We are focused on maintaining and strengthening our current distribution network in North America, Europe and the Pacific Rim.

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

Fax Server Products: We offer the FaxPress family of network fax servers. We position FaxPress and FaxPress Premier as the easiest way to add faxing to a company’s network and integrate fax with email. FaxPress and FaxPress Premier allow network users to send, receive, route, print, store, edit and retrieve fax transmissions from their own personal computers on a network. FaxPress and FaxPress Premier can be integrated into an email system creating a unified fax/email environment. FaxPress and FaxPress Premier enable users to transmit documents directly to a fax device as easily as if they were printing to a laser printer or sending an email message. The product also provides network administration features such as, monitoring, logging or configuring FaxPress and FaxPress Premier users. Our fax server products are designed to comply with current regulatory standards in the United States, Europe and the Pacific Rim. During 2005, 2004, and 2003, fax products and related services represented 100%, 99%, and 97%, respectively, of total net sales.

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

•

Support for popular network operating environments: FaxPress and FaxPress Premier operate in any local area network based on Microsoft Windows 2000 and 2003; Windows XP, and Terminal Server; Novell NetWare; or Linux servers.

•

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

•	Ability to send faxes from many applications: Faxing from within any Windows applications such as Microsoft Office and Lotus Smart Suite.

•

Electronic delivery of faxes to desktops: FaxPress and FaxPress Premier support several methods to deliver incoming faxes direct to the email or fax inbox of the intended recipient. Such methods include Direct Inward Dialing, Dual Tone Multifrequency, T.30 sub-addressing, and line routing.

•

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

•

Software options: We offer a range of value-added software options that increase the functionality of our FaxPress and FaxPress Premier systems and enable the FaxPress and FaxPress Premier to address specialized applications as mentioned above. Software upgrades and options are available to the installed base of FaxPress and FaxPress Premier units at prices starting at $495.

We offer a family of FaxPress and FaxPress Premier fax server systems ranging from entry-level products targeted for small businesses with fewer than 50 users to high-end fax solutions capable of supporting enterprise-wide installations. The suggested list prices for FaxPress and FaxPress Premier fax servers range from $1,995 to $69,995. Server pricing is based on hardware model, with no per-user costs. The FaxPress 2500 and 5000 families come with the FaxPress 8.X network fax software that adds integration with popular email packages, and many advanced fax management and integration features. The FaxPress Premier family comes with the FaxPress Premier 4.X network fax software. The following table summarizes our FaxPress and FaxPress Premier system products:

Network Environment

Product Model	Number of Channels	Email Integration	Network Topology	NetWare 3.x, 4.x, 5.x, 6.x (IPX,IP)	Windows NT/2000/XP/2003

FaxPress 2500	1, 2	√	Ethernet	√	√
FaxPress 5000	2, 4 or 8	√	Ethernet	√	√
FaxPress 7000	8	√	Ethernet	√	√
FaxPress 7500	8	√	Ethernet	√	√
FaxPress Premier Analog	4, 8, 12, 16	√	Ethernet	n/a	√
FaxPress Premier Digital T1	8, 24, 48, 72	√	Ethernet	n/a	√
FaxPress Premier ISDN	4, 8, 12	√	Ethernet	n/a	√
FaxPress Premier Digital E1	10, 30, 60, 90	√	Ethernet	n/a	√

Research and Product Development

We have invested substantially in research and product development since inception. We believe our future performance will depend in large part on our ability to enhance our current products, to expand our product offerings, to maintain technological competitiveness, and to meet an expanding range of customer requirements. We spent $1.7 million, $1.7 million and $1.6 million in research and product development activities in 2005, 2004 and 2003, respectively.

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

In 2005, we developed and released version 8.2 of our FaxPress software and version 4.0 of our FaxPress Premier software. The new releases of FaxPress 8.2 and FaxPress Premier 4.0 Network Fax Software offer a new level of email integration, expanded operating environments and fax automation. It includes a new gateway for IBM Lotus Notes email integration, improved integration with Microsoft Exchange, enhanced Windows XP/2003 and Citrix MetaFrame XP support, improved Microsoft Office support, production faxing and fax automation made easy.

The current FaxPress and FaxPress Premier fax server product lines are continuously being enhanced to offer greater integration into corporate networking environments.

Sales, Marketing and Distribution

We sell our products through multiple channels, determined by the product, market and customer need. We have an established two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. Software enhancements and options that complement the FaxPress products are primarily marketed directly by us to registered end users. The direct sales group works closely with distributors and value-added resellers (“VARs”) in qualifying sales opportunities for the fax server products. Demand for our products is created through a variety of marketing programs. These programs are targeted toward end-users to stimulate demand for the products and toward distributors, resellers, VARs and e-commerce vendors to promote the product in the sales channel. These programs include targeted and active participation in industry networking and communication trade shows, as well as advertising in associated publications. We increase awareness of our products by Internet marketing via targeted e-advertising, publishing and sponsoring email newsletters, enhancing our Web presence, print advertising, conducting direct mail campaigns, offering seminars, trade shows and conferences, and other forms of public relations efforts. Our Web site has been updated and designed to assist customers in obtaining information about our products and contacting our sales personnel.

Our products are well suited for sale by e-commerce vendors, and we have experienced success working with leading resellers such as CDW and Insight.

In 2005, Ingram Micro and Tech Data individually accounted for more than 10% of our sales and collectively represented approximately 43% of our net sales. In 2004 and 2003, the same distributors accounted for approximately 44% and 50%, respectively, of our net sales. Total sales to customers located in the Pacific Rim, Europe and rest of Americas comprised approximately 20%, 18%, and 19% of our net sales in 2005, 2004 and 2003, respectively.

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

Manufacturing

Our current in-house manufacturing operations consist primarily of material planning, assembly, final testing, quality control and service repair. Most of our products are manufactured by third-party manufacturers that provide customized, integrated manufacturing services, including procurement, manufacturing, printed circuit board assembly and final testing. These arrangements enable us to shift certain costs to such providers, thereby allowing us to focus resources on our product development efforts. The failure of such manufacturers to meet their contractual commitments to us could cause delays in product shipments, thereby potentially adversely affecting our business, operating results and financial condition.

We do not currently have any material long-term supply contracts with any of our manufacturing subcontractors or component suppliers. We purchase finished products and components on a purchase order basis. We own all engineering, sourcing documentation, functional test equipment and tooling used in manufacturing our products and believe that we could shift product assembly to alternate suppliers if necessary. Certain key components of our products, including a modem chip set from Conexant, microprocessors from Motorola and integrated circuits and modem boards from Intel and Kendin, are currently available from single sources. Other components of our products are currently available from only a limited number of sources. In addition, certain manufacturers have announced the end-of-life of certain standard off-the-shelf components which are being used by us in the making of our FaxPress Products. However, we have purchased approximately two years worth of supplies of these end-of-life components and are constantly replenishing our inventory from secondary markets in an effort to guarantee an uninterrupted supply of FaxPress Products to our customers for the next two years, while we continue to develop new replacement products.

Competition

The network enhancement products and computer software markets are highly competitive, and we believe that such competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce the prices of products. We currently compete principally in the market for network fax servers.

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

Proprietary Rights

Our success depends to a certain extent upon our technological expertise and proprietary software technology. We rely upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our technologies. Additionally, we generally enter into confidentiality agreements with those employees, distributors, customers and suppliers who have access to sensitive information and limit access to and distribution of our software documentation and other proprietary information. Because of the rapid pace of technological change in the LAN product industry, we believe that patent protection for our products is less significant to our success than the knowledge, ability and experience of our employees, the frequent introduction and market acceptance of new products and product enhancements, and the timeliness and quality of our support services. We may not be able to obtain the necessary intellectual property rights and other parties may contest our intellectual property rights.

Government Regulation

Certain aspects of the networking industry in which we compete are regulated both in the United States and in foreign countries. Imposition of public carrier tariffs, taxation of telecommunications services and the necessity of incurring substantial costs and expenditure of managerial resources to obtain regulatory approvals, particularly in foreign countries, could have a material, adverse effect on our business, operating results and financial condition. Additionally, our products must comply with a variety of equipment, interface and installation standards promulgated by communications regulatory authorities in different countries.

Employees

As of February 28, 2006, we employed a total of 51 full-time equivalent personnel, 9 in operations, 14 in sales and marketing, 9 in engineering, 13 in customer service and 6 in finance and administration. We have not experienced a work stoppage, no employees are represented by a labor organization and we consider our employee relations to be good.

Executive Officers

The names and ages of our executive officers as of February 28, 2006 are set forth below:

Name	Age	Position
Scott C. McDonald	52	President, Chief Executive Officer
Eric Chen	53	Senior Vice President, Engineering and Business Development
Paul Cheng	57	Vice President, Finance and Administration, Chief Financial Officer and Secretary
Richard Fernandez	46	Vice President, Operations
Edward J. Heinze	60	Vice President, Sales, U.S.
Michael Petrovich	44	Vice President, Sales, International

Scott C. McDonald

Mr. McDonald has served as our President and Chief Executive Officer since April 2002 and has served as a director since April 1999. From May 2001 to the first quarter of 2002, Mr. McDonald served on the board of directors for Octant Technologies and Digital Power Corporation and provided consulting services. Mr. McDonald served as the Chief Financial and Administrative Officer at Conxion Corporation, a network and Internet services company, from December 1999 to April 2001. From 1997 to 1999, Mr. McDonald served on the board of directors for CIDCO, Inc, Octant Technologies Inc. and Digital Power Corporation; in addition to providing consulting services to CIDCO, Inc. Mr. McDonald currently serves on the board of directors of privately held Octant Technologies, Inc. Mr. McDonald holds a BS in Accounting from the University of Akron and an MBA from Golden Gate University.

Eric Chen

Mr. Chen has served as our Senior Vice President, Engineering and Business Development since May 2002. From May 2000 to May 2002, Mr. Chen served as our Vice President, Engineering. Upon joining us in 1989, Mr. Chen initially worked on software development projects including developing the first FaxPress e-mail gateways, porting FaxPress to non-Novell platforms, and the first menu-driven installation and configuration programs for both FaxPress and LANpress. Successive to that, Mr. Chen served as the Director of Print Server Product Marketing and Business Unit and has managed the engineering development and manufacturing business relationships with our partners. Before joining our company, Mr. Chen was with 3COM, a network solutions provider. Mr. Chen has a BS in Engineering from Taiwan and an MS in Computer Science from the University of Massachusetts.

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

Michael Petrovich

Mr. Petrovich has served as our Vice President, Sales, International since October 2000 and has been with us since 1992. Mr. Petrovich concentrates on developing the sales channels for all sales outside of the Americas, including Asia Pacific and Europe. Prior to joining us, Mr. Petrovich was the marketing communications manager for Novell’s National Reseller Organization, a software company. In this role Mr. Petrovich focused on business strategies and development of Novell’s direct reseller sales channel. Before joining Novell, Mr. Petrovich held sales and marketing positions at Excelan, a LAN manufacturer, and International Microcircuits Incorporated, a semiconductor company. Mr. Petrovich holds a BA in Behavioral Sciences from San Jose State University.

ITEM 1A.	RISK FACTORS

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

Other factors contributing to fluctuations in our quarterly operating results include:

•	changes in the demand for our products;
•	customer order deferrals in anticipation of new versions of our products;
•	the introduction and acceptance of new products and product enhancements by us or our competitors;
•	the effects of filling the distribution channels following introductions of new products and product enhancements;
•	potential delays in the availability of announced or anticipated products;
•	the mix of product and service revenue,
•	the commencement or conclusion of significant development contracts;
•	changes in foreign currency exchange rates; and
•	the timing of significant marketing and sales promotions.

Based on the foregoing, we believe that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be viewed as indications of future performance.

We have a history of losses and may not be able to sustain profitability.

We have experienced significant operating losses and, as of December 31, 2005, had an accumulated deficit of $19.8 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $591,000 of losses as recently as 2001 due to a slowdown in demand for our products due in part to industry-wide adverse economic conditions. We were able to recover and since then we have eighteen straight quarters of operating profits. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

Adoption of Share-Based Payments may have a significant effect on our results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”), which requires the expensing of employee stock options at fair value, rather than using the intrinsic method of valuing share-base payment transactions allowed under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. These costs will be recognized over the period during which an employee provides service in exchange for the award. In April 2005, the SEC amended the compliance dates for SFAS No. 123R to fiscal years beginning after June 15, 2005, or effectively beginning on January 1, 2006 for us. We will apply SFAS 123R using the “modified prospective” method as allowed by SFAS No. 123R, under which compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption. We are evaluating the requirements of SFAS 123R and SAB 107 and expect that the adoption of SFAS 123R will have a material impact on Castelle’s consolidated results of operations and earnings per share beginning in the first quarter of 2006. Please refer to the Recent Accounting Pronouncements section below for more details.

Substantially all of our revenue comes from the sale of fax server products and related services, and a decline in demand for those products and related services would harm our business, operating results and financial condition.

We derived substantially all of our revenue from the sale of fax server products and related services in 2005. We expect that our current products and related services will continue to account for most of our sales in the near future. A decline in demand for our fax server products as a result of competition, technological change, shortages of components or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on our business, operating results and financial condition.

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

The network enhancement products and computer software markets are highly competitive, and we believe that competition will intensify in the future. The competition is characterized by rapid change and improvements in technology along with constant pressure to reduce the prices of products. We currently compete principally in the market for network fax servers. Both direct and indirect competition could adversely affect our business and operating results through pricing pressure, loss of market share and other factors. Any material reduction in the average selling prices of our products would adversely affect gross margins. There can be no assurance we will be able to maintain the current average selling prices of our products or the related gross margins.

The principal competitive factors affecting the market for our products include:

•	product functionality;
•	performance;
•	quality;
•	reliability;
•	ease of use;
•	quality of customer training and support;
•	name recognition;
•	price; and
•	compatibility and conformance with industry standards and changing operating system environments.

Several of our existing and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources than we. We also experience competition from a number of other software, hardware and service companies. In addition to our current competitors, we may face substantial competition from new entrants into the network enhancement market, including established and emerging computer, computer peripheral, communications and software companies. In the fax server market we compete with companies such as Captaris Inc., Omtool, Ltd. and Esker Software. There can be no assurance that competitors will not introduce products incorporating technology more advanced than the technology used by us in our products. In addition, certain competing methods of communications such as the Internet or electronic mail could adversely affect the market for fax products. There can be no assurance that we will be able to compete successfully or that competition will not have a material adverse effect on our business, operating results and financial condition.

We depend on sales in foreign markets, and political or economic changes in these markets could affect our business, operating results and financial condition.

Sales to customers located outside the United States accounted for approximately 20%, 18% and 19% of our net sales in 2005, 2004 and 2003, respectively. We sell our products in approximately 40 foreign countries through approximately 50 international distributors. We expect that international sales will continue to represent a significant portion of our product revenues and that we will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. There can be no assurance that we will not experience difficulties resulting from changes in foreign laws relating to the export of our products in the future. In addition, because we primarily invoice foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for our products by causing prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on our international sales and a resulting material adverse effect on our business, operating results and financial condition. We may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. There can be no assurance that we will be able to maintain the level of international sales in the future. Any fluctuations in international sales will significantly affect our operating results and financial condition.

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

Our products require components procured from third-party suppliers. Some of these components are available only from a single source or from limited sources. In addition, we subcontract a substantial portion of our manufacturing to third parties, and there can be no assurance that these subcontractors will be able to support our manufacturing requirements. We purchase components on a purchase order basis, and generally have no long-term contracts for these components. If we are unable to obtain a sufficient supply of high-quality components from our current sources, we could experience delays or reductions in product shipments. From time to time, component manufacturers announce the end of life of certain of their products and may or may not have replacement products. If we are unable to secure enough inventories of the end-of-life components or their replacements, we might not be able to deliver our products to our customers, which could adversely affect our revenue and net income. On the other hand, if we have over purchased the end-of-life components, resulting in excessive inventory after we have developed replacement products, we may be exposed to inventory write-offs. Furthermore, a significant increase in the price of one or more of these components or our inability to lower component or sub-assembly prices in response to competitive price reductions could adversely affect our gross margin.

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

We have received, and may receive in the future, communications asserting that our products infringe the proprietary rights of third parties or seeking indemnification against the alleged infringement. There can be no assurance that third parties will not assert infringement claims against us with respect to current or future products or that any assertion will not require us to enter into royalty arrangements or result in costly litigation. Any claims, with or without merit, can be time consuming and expensive to defend. There can be no assurance that any intellectual property litigation will not have a material adverse effect on our business, operating results and financial condition.

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

Terrorist acts or acts of war (wherever located around the world) could significantly impact our revenue, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on

September 11, 2001 have created many economic and political uncertainties, some of which may materially harm our business, operating results and financial condition. The long-term effects on our business of the September 11, 2001 attacks and the ensuing war on terror are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other actual or potential conflicts, acts of war or hostility, including the United States’ activities in Iraq, have created many economic and political uncertainties that could adversely affect our business, operating results and financial condition in ways that cannot presently be predicted.

The costs of compliance with recent developments in corporate governance regulation may affect our business, operating results and financial condition in ways that presently cannot be predicted further. In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business could suffer.

Beginning with the enactment of the Sarbanes-Oxley Act of 2002, a significant number of new corporate governance requirements have been adopted or proposed through legislation and regulation by the Securities and Exchange Commission and Nasdaq National Stock Market. We may not be successful in complying with these requirements at all times in the future. Additionally, we expect these developments to increase our legal compliance and accounting costs, and to make some activities more difficult, such as stockholder approval of new stock option plans. We expect to incur significant costs in connection with compliance with Section 404 of that law regarding internal controls over financial reporting. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result, or the effect that these increased costs may have on our operating results.

We have identified and may from time to time identify a number of deficiencies in our disclosure controls and procedures. In connection with the audit of the consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Grant Thornton LLP, determined that we had internal control deficiencies that constituted a “material weakness.” Furthermore, we cannot assure you that we will be able to implement enhancements on a timely basis in order to prevent a failure of our internal controls or enable us to furnish future unqualified certifications. A material weakness in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or significant deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price. Any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.

Voting control by officers, directors and affiliates may delay, defer or prevent a change of control.

At February 28, 2006, our officers and directors and their affiliates beneficially owned approximately 24% of the outstanding shares of common stock. Accordingly, together they had the ability to significantly influence the election of our directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarters, including our executive offices and corporate administration, development, manufacturing, marketing, sales and technical services/support facilities, are located in Morgan Hill, California in approximately 16,600 square-feet of leased office space. We occupy this facility under a lease, the term of which expires on May 31, 2009 with one conditional three-year option, which if exercised, would extend the lease to May 31, 2012. We believe our existing facilities will be adequate to meet our requirements for the foreseeable future.

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

Subsequent to our Annual Meeting of Shareholders held on May 27, 2005, there were no matters submitted to a vote of securities holders during the remainder of 2005, including the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (Nasdaq symbol “CSTL”) began trading on the Nasdaq National Market on December 20, 1995 and was transferred to the Nasdaq SmallCap Market as of April 1999. The following table shows the closing high and low sale prices per share of our common stock as reported on the Nasdaq SmallCap Market. Such quotations do not include retail markups, markdowns or commissions.

2004	HIGH	LOW
First Quarter	$7.80	$2.95
Second Quarter	$5.35	$2.77
Third Quarter	$3.39	$2.31
Fourth Quarter	$4.29	$2.71

2005	HIGH	LOW
First Quarter	$3.90	$2.57
Second Quarter	$5.04	$2.73
Third Quarter	$4.50	$3.16
Fourth Quarter	$3.78	$2.93

The market price of our common stock has been volatile. See “Risk Factors – Our stock price has been volatile, and is likely to continue to be volatile in the future.”

As of March 3, 2006 there were 977 holders of record of our common stock. On March 3, 2006 the last sale price reported on the Nasdaq SmallCap Market for our common stock was $3.09 per share.

Dividend Policy

We have not paid cash dividends on our common stock. The Board of Directors currently intends to retain any and all earnings for use in our business and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth a summary of our equity compensation plans as of December 31, 2005. Details of the plans are discussed in Note 6 to the Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance

1988 Equity compensation plan approved by security holders	7,000	$2.38	-0-

1998 (1988) Equity compensation plan (As Amended) approved by security holders	682,434	$0.95	-0-

2002 Equity compensation plan approved by security holders	612,246	$3.07	237,754

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	1,301,680	$1.94	237,754

18

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

The selected consolidated financial data set forth below are derived from our consolidated financial statements. The consolidated statements of earnings data for the years ended December 31, 2003, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004 and 2005 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of earnings data for the years ended December 31, 2001 and 2002 and the consolidated balance sheet data as of December 2001, 2002 and 2003 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Years ended December 31,
	2005		2004		2003		2002		2001
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF EARNINGS DATA:
Net Sales	$10,832		$10,457		$10,180		$9,720		$ 9,381
Gross Profit	$ 7,103		$ 7,075		$ 6,969		$6,180		$ 5,479
Gross Profit as a % of Net Sales	66%		68%		68%		64%		58%
Net income (loss)	$ 579	(1)	$ 2,119	(2)	$ 1,606	(3)	$ 635		($ 564	)(5)
Net income (loss) as a % of Net Sales	5	%(1)	20	%(2)	16	%(3)	7%		(6%)
Net income (loss) per share - diluted	$ 0.13	(1)	$ 0.48	(2)	$ 0.38	(3)	$ 0.14		($ 0.12)

	Years ended December 31,
	2005		2004		2003		2002		2001
	(in thousands, except per share amounts)
CONSOLIDATED BALANCE SHEET DATA:
Cash and Cash Equivalents	$ 6,766		$ 5,599		$ 4,614		$3,460	(4)	$ 4,568
Working Capital	$ 6,784		$ 5,750		$ 4,156		$2,437		$ 3,587
Total Assets	$10,674		$10,147		$ 7,803		$5,635		$ 7,010
Long-term Liabilities	$ —		$ 14		$ 29		$ 44		$ 64
Shareholders’ Equity	$ 8,052		$ 7,281		$ 4,752		$2,926	(4)	$ 4,229

(1) In 2005, we recorded a tax provision of $395,000, or $0.09 per diluted share, resulting from federal and state provision and an increase in valuation allowance to reflect management’s best estimate of deferred tax assets expected to be utilized in future periods. 2005 federal and state tax liability was almost entirely offset by the utilization of existing net operating losses, and therefore, we do not expect to utilize significant amounts of cash for income tax payments until our $12 million of available net operating loss carryforwards as of December 31, 2005 have been utilized.

(2) In 2004, we recorded a non-cash tax benefit of $1.1 million, or $0.24 per diluted share. This was a result of releasing a portion of our tax valuation allowance due to our continued profitability and a determination that it is more likely than not that certain future tax benefits will be realized.

(3) In the fourth quarter of 2003, we recorded a non-cash tax benefit of $526,000, or $0.12 per diluted share, resulting from the release of a portion of our tax valuation allowance. Prior to the fourth quarter of 2003, we had not reported significant income tax expenses because we had utilized available Net Operating Loss (“NOL”) and tax credit carryforwards. These NOLs were fully reserved by a valuation allowance due to uncertainly surrounding the likelihood of their realization. Due to our continued profitability over the past ten quarters and a determination that it was more likely than not that certain future tax benefits will be realized, a portion of the deferred tax assets were recognized in the fourth quarter.

(4) In 2002, cash and cash equivalents and shareholders’ equity reflect the use of $2 million of cash for the repurchase of 1.62 million shares of our common stock and the associated expenses.

(5) Net loss for 2001 includes net charges for restructuring and other non-recurring items of $239,000.

Unaudited Quarterly Results of Operations

The following table sets forth certain consolidated quarterly financial data for the eight quarters ended December 31, 2005. This information is unaudited, but in our opinion, has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited interim results. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

Selected Consolidated Quarterly Data (unaudited)

	Year 2005, Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share data)
Net sales	$2,594	$2,846	$2,701	$2,691
Gross profit	1,782	1,914	1,679	1,728
Operating income	110	296	222	241
Net income	135	316	248	(120	)(1)
Net income per share, basic	0.04	0.08	0.06	(0.03	)(1)
Net income per share, diluted	0.03	0.07	0.05	(0.03	)(1)

(1) Includes a tax provision of $395,000, or $0.09 per diluted share, resulting from the federal and state provision and an increase in valuation allowance to reflect management’s best estimate of deferred tax assets expected to be utilized in future periods. 2005 federal and state tax liability was almost entirely offset by the utilization of existing net operating losses, and therefore, we do not expect to utilize significant amounts of cash for income tax payments until our $12 million of available net operating loss carryforwards as of December 31, 2005 have been utilized.

	Year 2004, Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share data)
Net sales	$2,539	$2,691	$2,685	$2,542
Gross profit	1,702	1,883	1,804	1,686
Operating income	228	272	236	330
Net income	129	146	130	1,714	(1)
Net income per share, basic	0.04	0.04	0.04	0.46	(1)
Net income per share, diluted	0.03	0.03	0.03	0.39	(1)

(1) Includes a non-cash tax benefit of $1.4 million, or $0.37 per basic share, and $0.31 per diluted share, resulting from the release of a portion of our tax valuation allowance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our products have historically centered on fax and print servers and related technologies. Starting in 1997, our revenues began to decline as competition increased, with respect to print server products, while at the same time the Internet and other networking technologies advanced. As a result, we experienced annual operating losses beginning in 1997 through 1999. We redirected our efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. We introduced our new products, the FaxPress 5000 in February 1999, FaxPress 2500 in November 1999, FaxPress SBE in February 2000 and the FaxPress 7500 in September 2000. In September 2003, we launched our newest enterprise level fax servers, the FaxPress Premier Analog and FaxPress Premier Digital. Today, our analog fax servers can provide up to 16 fax channels, the digital servers up to 72 T1 fax channels, the ISDN servers up to 12 fax channels and the E1 servers up to 90 fax channels. Our current FaxPress and FaxPress Premier software versions are 8.2 and 4.0, respectively, to support our hardware.

Improved cash management and operating results resulted in positive operating cash flows in 2005, 2004 and 2003. Cash balances increased to $6.8 million at December 31, 2005 from $5.6 million and $4.6 million at December 31, 2004 and December 31, 2003, respectively.

From time to time, component manufacturers announce the end of life of certain of their products and at the same time introduce replacement components which are usually more efficient or cost effective. We have been informed by several of our component suppliers that new components are available to replace certain of their end-of-life components currently used in our FaxPress products. We have been replenishing, through secondary markets, and keeping approximately two years worth of these end-of-life components in an effort to guarantee a smooth supply of our FaxPress Products to our customers. We believe this will give us ample time to develop new replacement products. We believe that most of these end-of-life components will be utilized within approximately the next two years, resulting in insignificant amounts of excessive inventory or none at all. We believe that Castelle’s liquidity continues to be strong despite these purchases, as our cash balances have increased during the periods when the parts were purchased. Even though we believe we have secured enough components for the next two years, there is no assurance that we will be able to secure additional components in the future, or be able to redesign new products in a timely manner. These end-of-life products represented $390,000 of the ending inventory balance at December 31, 2005 as compared to $675,000 at December 31, 2004.

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

Revenue recognition

We recognize revenue based on the provisions of Staff Accounting Bulletin No. 104 “Revenue Recognition,” AICPA Statement of Position No. 97-2 (“SOP 97-2”) “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and Statement of Financial Accounting Standards (“SFAS”) No. 48 “Revenue Recognition When Right of Return Exits.”

We use the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the arrangement, we defer revenue based on vendor-specific objective evidence of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered.

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

Payment terms to our distributors and customers are generally 30 days, cash in advance, or by credit card.

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

We provide standard support to our customers for an initial period of 60 days, which includes advance swap of the defective hardware and software, bug fixes, software upgrades and technical support. In addition to standard support, we also offer our customers the option to purchase extended support at the time of product purchase or anytime thereafter. Extended support covers hardware and software for a period of one year. We have established vendor-specific objective evidence with respect to the fair value of the standard support contracts based on standalone sales and renewals of our one-year extended support contracts. The fair value of our 60 day support contracts included with product sales is determined by pro-rating the related one-year extended support contracts. We recognize revenue from extended support contracts ratably over the period of the contract.

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

Credit, collection and allowance for doubtful accounts

We perform ongoing customer credit evaluations based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. When credit criteria are not met, we require cash-on-delivery or payment by credit card before products are shipped. On a quarterly basis, we specifically analyze accounts receivable, historical bad debts, customer concentration, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Such losses have generally been within our expectations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Three customers accounted for 65%, 60% and 69% of accounts receivable at December 31, 2005, 2004 and 2003, respectively.

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

In light of the approximately two years worth of end-of-life components we had purchased to ensure a smooth supply of our FaxPress Products to our customers, our management periodically reviews the usage, supply and inventory levels of these parts to determine whether additional purchases or excessive inventory provisions are necessary. At December 31, 2005, we have approximately $390,000 worth of end-of-life components on hand, as compared to $675,000 at December 31, 2004 and we believe that most of these components will be utilized in the following two years, resulting in insignificant amounts of excessive inventory, or none at all.

Income taxes

We account for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining the amount of any valuation allowance recorded against our deferred tax assets. The establishment or reversal of any valuation allowance is based in large part on projected future taxable income.

Consolidated Results of Operations

Comparison of Years Ended December 31, 2005 and 2004

Net Sales

	Year Ended December 31,
	2005	2004	2003
Net Sales:
Products	$7,891	$8,011	$8,337
Services	2,941	2,446	1,843

Total net sales	$10,832	$10,457	$10,180

Net sales increased 4% to $10.8 million in 2005 from $10.5 million in 2004. The increase of $375,000 was primarily from increased sales derived from services of $495,000, offset by a reduction in products sales of $120,000.

Products sales of $7.9 million in 2005, which represented 73% of total sales in 2005, declined by 1% as compared to $8.0 million in 2004, which represented 77% of total sales in 2004. The lower product sales in 2005 were due largely to our decision in 2004 to divest our legacy products as part of our overall strategy to transition to our new generation of network fax servers, FaxPress Premier. We anticipate sales of our FaxPress Premier fax servers to grow as we continue to expand into the Japan, Hong Kong and Mainland China markets.

Service revenues are comprised of extended warranty and support programs as well as 60-days of maintenance included with initial product sales. Revenue related to these arrangements is recognized ratably over the period of the arrangement. Service revenues, which represented 27% of total sales in 2005, increased 20% to $2.9 million in 2005 from $2.4 million in 2004, which represented 23% of total sales in 2004. The increase in service revenues was primarily due to increased sales of extended warranty contracts due to an increase in our installed customer base from additional sales of our FaxPress fax servers augmented by the introduction of our FaxPress Premier fax server products in the second half of 2003. We anticipate service revenues to increase as more FaxPress Premier fax servers are sold.

Sales by geographic area (unaudited)

	Year Ended December 31,
	2005	2004	2003
Net Sales:
United States	$8,722	$8,574	$8,222
Europe	722	785	704
Pacific Rim	872	804	883
Rest of Americas, excluding United States	516	294	371

Total net sales	$10,832	$10,457	$10,180

Sales in the United States were $8.7 million in 2005 as compared to $8.6 million in 2004, representing 80% and 82%, respectively, of total net sales. The increase in sales was mostly attributable to the increase in service revenues and the FaxPress Premier fax server products, which carry higher selling prices.

International sales (excluding sales to the rest of the Americas) were $1.6 million in 2005 and 2004, representing 15% of total net sales in each year. Most of our international sales are denominated in U.S. dollars and thus, could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

Sales to the rest of the Americas, excluding the United States, were $516,000 in 2005, as compared to $294,000 in 2004, representing 5% and 3% of total net sales in 2005 and 2004, respectively. The increase in sales was mostly due to higher sales of the FaxPress Premier fax server products to Latin America.

In 2005, Ingram Micro, Tech Data and Macnica, our top three customers accounted for approximately 52% of our net sales. In 2004, the same three distributors accounted for 51% of our net sales.

Cost of Sales; Gross profit

	Year Ended December 31
	2005	2004	2003
Cost of sales:
Products	$2,694	$2,556	$2,485
Services	1,035	826	726

Total cost of sales	$3,729	$3,382	$3,211
Gross profit	$7,103	$7,075	$6,969
Gross profit as % of sales	66%	68%	68%

Gross profit is equal to net sales less cost of sales. Cost of sales includes cost of materials, including components, manuals, diskettes, packaging materials and shipping. Cost of sales also includes compensation costs and overhead related to our manufacturing operations and technical services, inventory obsolescence and warranty expenses. Gross profit from service revenues in fiscal 2005 increased to $1.9 million, as compared to $1.6 million in 2004, due primarily to more extended support agreements sold along with higher sales of our FaxPress Premier fax servers in fiscal 2005 as compared to 2004. The higher gross profit from service revenues was partially offset by lower gross profit from product sales of $5.2 million in 2005 as compared to $5.5 million in 2004 due chiefly to product mix. Gross profit in 2004 also included a one-time pre-tax benefit of $126,000 from an adjustment of certain accruals related to a sales development program.

Periodically we review obsolete and unmarketable products in our inventory and make appropriate allowances for excess and obsolete inventory. Products that are determined to be obsolete and unmarketable are physically scrapped when it is determined that such inventories are no longer usable or salable. In 2005, we identified $108,000 of unmarketable products, which were scrapped and included in cost of sales, as compared to $35,000 worth of unmarketable products scrapped and included in cost of sales in 2004.

Research and Development

	Year Ended December 31
	2005	2004	2003
Research and development expenses	$1,683	$1,722	$1,590
Research and development expenses as % of sales	16%	17%	15%

Research and development expenses represent costs associated with the development of new products and consist primarily of employee-related expenses, material costs and allocated facility costs. The lower research and development expenses in 2005 were mostly due to a reduction in outside consulting expenses of $91,000 as a result of the completion of certain projects to enhance our current product features, partially offset by $47,000 in higher employee-related expenses. The employment of consultants is expected to continue until the short-term projects are completed. Research and development spending has supported both existing products and the development of new server appliances. We remain committed to the development of highly competitive new products and services through the efficient utilization of our engineering resources.

Sales and Marketing

	Year Ended December 31
	2005	2004	2003
Sales and marketing expenses	$2,506	$2,486	$2,398
Sales and marketing expenses as % of sales	23%	24%	24%

Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives, product promotion expenses, and allocated facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses are anticipated to continue to remain relatively stable.

General and Administrative

	Year Ended December 31
	2005	2004	2003
General and administrative expenses	$2,045	$1,801	$1,902
General and administrative expenses as % of sales	19%	17%	18%

General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and accounting expenses, and allocated facilities expenses. The increase of $245,000 in 2005, as compared to 2004, is mainly attributable to increases in accounting fees incurred in the first half of fiscal 2005 related to the restatement of our historical financial statements included in our December 31, 2004 Annual Report on Form 10-K and our response to a series of comment letters issued by the Division of Corporation Finance of the Securities and Exchange Commission during the first quarter of fiscal 2005. General and administrative expenses are expected to increase in fiscal 2006 as the Company begins to ready itself for Sarbanes-Oxley related internal control compliance.

Interest and Other Income (Expenses)

Interest and other income (expense) consists primarily of interest income earned from our invested cash balances, interest expense on capital leases, bank service fees, and miscellaneous income and expenses. The $119,000 increase in interest and other income (expense) in 2005 as compared to 2004 is primarily due to the interest earned on higher invested cash balances.

Provision for Income Tax

In fiscal 2004 and 2003, we recorded tax benefits of $1.1 million and $526,000, respectively, as a result of releasing portions of our tax valuation allowance. Consequently, as of December 31, 2004, we had recorded a total of $1.5 million of deferred tax assets. During 2005, we again reviewed the need for a valuation allowance against our deferred tax assets. As a result of this review, we determined that, based on 2005 financial results and projected future taxable income, an increase in the valuation allowance was necessary. We recorded a tax provision in 2005 of $395,000 resulting from federal and state provision and an increase in the valuation allowance. Due to our continued profitability over 18 straight quarters and a determination that it is more likely than not that certain future tax benefits will be realized, a total of $1.1 million of our deferred tax assets have been recognized and are included on our consolidated balance sheet as of December 31, 2005. As of December 31, 2005, we had approximately $12.2 million and $1.8 million of net operating loss (“NOL”) carryforwards available to offset future federal and California taxable income, respectively. In addition, at December 31, 2005, we had federal and California credit carryforwards of approximately $1.3 million and $835,000, respectively. We do not expect to utilize significant amounts of cash for income tax payments until the NOLs have been utilized.

Comparison of Years Ended December 31, 2004 and 2003

Net Sales

Net sales increased 3% to $10.5 million in 2004 from $10.2 million in 2003. The increase of $277,000 was primarily from increased sales derived from services of $603,000, offset by a reduction in products sales of $326,000.

Products sales of $8.0 million in 2004, which represented 77% of total sales in 2004, declined by 4% as compared to $8.3 million in 2003, which represented 82% of total sales in 2003. The lower sales in 2004 are due largely to our decision to divest our legacy products as part of our overall strategy to transition to our new generation of network fax servers, FaxPress Premier. Product sales in 2004 also included a one-time pre-tax benefit of $126,000 from an adjustment of certain accruals related to a sales development program.

Service revenues in 2004, which represented 23% of total sales in 2004, increased 33% to $2.4 million from $1.8 million in 2003, which represented 18% of total sales in 2003. The increase in service revenues was primarily due to increased sales of extended warranty contracts due to an increase in our installed customer base as well as service revenue associated with our FaxPress Premier fax server products which we launched in the second half of 2003.

Domestic sales were $8.6 million in 2004 as compared to $8.2 million in 2003, representing 82% and 81%, respectively, of total net sales. The increase in sales was mostly attributable to the introduction of the new FaxPress Premier fax server products, which carry higher selling prices, an increase in service revenues and a benefit of $126,000 from an adjustment of certain accruals related to a sales development program.

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

Cost of Sales; Gross profit

Gross profit from service revenues in fiscal 2004 increased to $1.6 million, as compared to $1.1 million in 2003, due primarily to more extended support agreements sold along with higher sales of our FaxPress Premier fax servers in fiscal 2004 as compared to 2003. The higher gross profit from service revenues was partially offset by lower gross profit from product sales of $5.5 million in 2004 as compared to $5.9 million in 2003 due chiefly to product mix. Gross profit in 2004 also included a one-time pre-tax benefit of $126,000 from an adjustment of certain accruals related to a sales development program.

In 2004, we identified $35,000 of unmarketable products, which were scrapped and included in cost of sales, as compared to $154,000 worth of unmarketable products scrapped and included in cost of sales in 2003.

Research and Development

The higher research and development expenses in 2004 were mostly due to higher outside consulting expenses of $154,000 to enhance our current product features and $71,000 in higher compensation due to increased headcount, offset by a decrease in materials expense of $61,000.

Sales and Marketing

The increase in sales and marketing expenses was largely due to increased compensation expenses of $216,000 related to headcount additions, offset in part by lower advertising and promotional expenses of $129,000.

General and Administrative

The lower expenses in 2004, as compared to 2003, were mainly attributable to lower compensation expenses of $88,000 mostly because of lower incentive payments due to performance goals that were not met.

Provision for Income Tax

In fiscal 2004 and 2003, we recorded non-cash tax benefits of $1.1 million and $526,000, respectively, as a result of releasing portions of our tax valuation allowance. Consequently, as of December 31, 2004, we had recorded a total of $1.5 million of deferred tax assets. We have not reported significant income tax expenses because we have been able to utilize available NOL and tax credit carryforwards to offset taxable income. Prior to December 31, 2003, our NOLs were fully offset by a valuation allowance due to uncertainly surrounding the likelihood of their realization. Due to our continued profitability over the past 14 quarters ended December 31, 2004 and a determination that it is more likely than not that certain future tax benefits will be realized, a portion of our deferred tax assets were recognized during the fourth quarters of fiscal 2003 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2005	December 31, 2004
Cash and cash equivalents	$6,766	$5,599
Working capital	$6,784	$5,750
Working capital ratio	3.6	3.0

Since our initial public offering of common stock in December 1995, our principal source of funding has been cash from our operations, with some funding from capital equipment lease lines. As of December 31, 2005, we had $6.8 million of cash and cash equivalents, an increase of $1.2 million from December 31, 2004. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities of $1.6 million and $192,000 in proceeds from the exercise of stock options, partially offset by purchases of $593,000 of equipment and licenses.

Our operating activities generated cash of $1.6 million in 2005, primarily due to operating income and $629,000 of reduction of inventories as we continue to use a portion of the end-of-life parts and other components purchased during fiscal 2004 and 2005.

In 2005, net cash provided by financing activities was $177,000 primarily from proceeds from issuance of common stock. We acquired additional equipment and licenses of $593,000, $35,000 and $164,000 in 2005, 2004 and 2003, respectively. We expect our future capital expenditures to be more consistent with spending levels prior to 2005. In 2004, net cash provided by financing activities was $394,000 primarily from proceeds from issuance of common stock.

In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.25 million worth of shares of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of our management. No time limit was set for the completion of this program. As of December 31, 2005, we have repurchased from open market and negotiated transactions a total of 1.67 million shares for $1.8 million, at an average per share price of $1.10. We performed no stock repurchases during 2005 and 2004. However, we may continue to execute our buyback program as we deem necessary.

We renewed our line of credit with Silicon Valley Bank in August 2005. In September 2005, we increased our line of credit to $6.0 million from $4.0 million. This line of credit expires in August of 2006. The increase in our line of credit affected none of the previous terms of our existing line of credit. The revolving line of credit provides for borrowings of up to $6.0 million. Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank’s prime rate plus 0.50%. As with our previous facility, we are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of December 31, 2005, we have not drawn down on the line of credit and were in compliance with debt covenants and all other terms of the agreement.

We lease certain of our equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require us to pay taxes, insurance and maintenance costs. As of December 31, 2005, we had $15,000 outstanding under a loan and security agreement, which is subject to an interest rate of 12.8%.

We lease our headquarters in Morgan Hill, California. We extended our building lease for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value. As of December 31, 2005, future minimum payments under the lease were $708,000.

The following represents combined aggregate maturities for all our financing and commitments as of December 31, 2005:

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Capital (Finance) Lease Obligations	$15	$15	—	—	—
Operating Lease Obligations	$708	$207	$414	$87	—

Total contractual cash obligations	$723	$222	$414	$87	—

We believe that our existing cash balances, anticipated cash flows from operations and available lines of credit will be sufficient to meet our anticipated capital requirements for the foreseeable future. If we have a need for additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products, if any, and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in our inability to achieve our long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to our shareholders.

In addition, because of our dependency on a small number of distributors for a significant portion of the sales of our products, the loss of any of our major distributors or their inability to satisfy their payment obligations to us could have a significant adverse effect on our business, operating results and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”), which requires the expensing of employee stock options at fair value, rather than using the intrinsic method of valuing share-based payment transactions allowed under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. These costs will be recognized over the period during which an employee provides service in exchange for the award. In April 2005, the SEC amended the compliance dates for SFAS No. 123R to fiscal years beginning after June 15, 2005, or effectively beginning on January 1, 2006 for the Company. The Company will apply SFAS 123R using the “modified prospective” method as allowed by SFAS No. 123R, under which compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Castelle is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R will have a material impact on Castelle’s consolidated results of operations and earnings per share beginning in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005. The Company does not expect the guidance to have a material impact on its financial results.

In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”), adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the manufacturers have significant operations. The Company adopted FSP 143-1 in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for fiscal 2005. The Company is continuing to evaluate the impact of the Directive and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. Castelle believes that there will be no material effect on its financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no holdings of derivative financial or commodity instruments at December 31, 2005. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S. Dollars, certain spending is transacted in Pounds Sterling. These amounts are not currently material to our financial statements; therefore we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market accounts and related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of these investments. However, sharp declines in interest rates could seriously harm interest earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, concluded that our disclosure controls and procedures were effective for this purpose.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the period covered by this Annual Report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Identification of Directors

The information required by this Item 10 concerning our directors is incorporated by reference from the sections captioned “Proposal 1: Election of Directors” contained in our definitive Proxy Statement (the “Proxy Statement”), related to our 2005 Annual Meeting of Shareholders to be filed by us with the Securities and Exchange Commission (“SEC”) no later than April 30, 2006 or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2006.

Identification of Executive Officers

The information required by this Item 10 concerning our executive officers is set forth in Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item 10 is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2002, we engaged W.R. Hambrecht + Co. (“WRH + Co.”), an investment bank, to manage our stock buyback program approved by the Board of Directors. Mr. Robert Hambrecht, a member of our Board of Directors, is also a director of WRH + Co. Through March 31, 2003, WRH + Co. had received an insignificant amount of compensation under this arrangement. There were no stock buyback activities from March 2003 through February 28, 2006.

Other information required by this Item 13 is incorporated by reference from the sections captioned “Certain Transactions” and “Executive Compensation” contained in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal auditor fees and service is set forth under “Ratification of Selection of Independent Auditors” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1)	Financial Statements
Page in
Form 10-K

Report of Grant Thornton LLP, Independent Registered

Public Accounting Firm	F-1

Report of PricewaterhouseCoopers LLP, Independent Registered

Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3

Consolidated Statements of Earnings for the years ended

December 31, 2005, 2004 and 2003	F-4

Consolidated Statements of Shareholders’ Equity for the years ended

December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Cash Flows for the years ended

December 31, 2005, 2004 and 2003	F-6
Notes to Consolidated Financial Statements	F-7

2)	Financial Statement Schedules

The following financial statement schedule of Castelle for the years ended December 31, 2005, 2004 and 2003 is filed as part of this Form 10-K and should be read in conjunction with the Company’s Financial Statements.

Page in
Form 10-K
Schedule II – Valuation and Qualifying Accounts	F-23

Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Financial Statements or Notes thereto.

3)	Exhibits

See Item 15(b) below.

(b)	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Registrant’s Amended and Restated Articles of Incorporation.	SB-2/A	33-99628-LA-	12/8/1995	3.3
3.2	Registrant’s Amended and Restated Bylaws.	10-K	000-22020	12/31/2000	3.2
4.1	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	SB-2/A	33-99628-LA-	12/14/1995	4.1
10.1*	1995 Non-Employee Directors’ Stock Option Plan, as amended, and form of Director Stock Option Agreement	SB-2/A	111-22020	12/14/1995	10.2
10.2	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	SB-2/A	33-99628-LA-	12/8/1995	10.4
10.3	OEM Purchase Agreement dated May 23, 1995, by and between the Registrant and SerComm Corporation.	SB-2/A	33-99628-LA-	12/8/1995	10.7
10.4	Distribution Agreement dated February 26, 1990, by and between the Registrant and Ingram Micro D Inc.	SB-2/A	33-99628-LA-	12/8/1995	10.8
10.5	Distributor Contract dated June 25, 1991, as amended June 25, 1991, by and between the Registrant and Tech Data Corporation.	SB-2/A	33-99628-LA-	12/8/1995	10.9
10.6	International Distributor Agreement dated February 24, 1994, by and between the Registrant and Macnica.	SB-2/A	33-99628-LA-	12/8/1995	10.12
10.7*	1988 Equity Incentive Plan, as amended, and form of option agreement	S-8	333-75247	3/29/1999	99.1
10.8	International Distributor Agreement dated April 24, 2001 by and between the Registrant and AMS Limited.	10-K	000-22020	3/29/2002	10.11
10.9	Commercial Tenant Lease Agreement dated August 16, 2000 by and among the Registrant and Kyung S. Lee and Ieesun Kim Lee.	10-K	000-22020	3/29/2002	10.12
10.10	First Amendment to Lease Agreement dated June 1, 2004 by and among the Registrant and by and between Kyung S. Lee and Ieesun Kim Lee.	10-Q	000-22020	8/11/2004	10.1
10.11*	Summary of Severance Agreements with Named Executive Officers.	10-K	000-22020	4/15/2005	10.11
10.12	Employment agreement dated April 22, 2002 by and between the Registrant and Scott McDonald.	10-K	000-22020	3/28/2003	10.16
10.13	Form of Executive Severance and Transition Benefits Agreement dated April 22, 2002 by and between the Registrant and Scott McDonald.	10-K	000-22020	3/28/2003	10.16
10.14*	2002 Equity Incentive Plan.	10-K	000-22020	3/28/2003	10.16
10.15	Loan and Security Agreement dated March 18, 1999 by and between the Registrant and Silicon Valley Bank.	10-K	000-22020	3/28/2003	10.17
10.16	Loan Modification Agreement dated March 16, 2003 by and between the Registrant and Silicon Valley Bank.	10-K	000-22020	3/28/2003	10.18
10.17	Loan Modification Agreement dated March 15, 2004 by and between the Registrant and Silicon Valley Bank.	10-K	000-22020	3/29/2004	10.16
10.18	Loan and Security Agreement dated August 2, 2004 by and between the Registrant and Silicon Valley Bank.	10-Q	000-22020	8/11/2004	10.2
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle					X

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle	X
32.1**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer of Castelle	X
32.2**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle	X

*	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K

**	In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the twenty seventh day of March 2006.

By: /s/ SCOTT C. MCDONALD ——————————————— Scott C. McDonald President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/S/ SCOTT C. MCDONALD Scott C. McDonald	President, Chief Executive Officer (principal executive officer) and Director	March 27, 2006
/S/ PAUL CHENG Paul Cheng	Vice President, Finance and Administration, Chief Financial Officer (principal accounting officer) and Secretary	March 27, 2006
/S/ DONALD L. RICH Donald L. Rich	Chairman of the Board	March 27, 2006
/S/ ROBERT H. HAMBRECHT Robert H. Hambrecht	Director	March 27, 2006
/S/ ROBERT O. SMITH Robert O. Smith	Director	March 27, 2006
/S/ PETER R. TIERNEY Peter R. Tierney	Director	March 27, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Castelle

We have audited the accompanying consolidated balance sheets of Castelle and its subsidiary (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the United States Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castelle and its subsidiary as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule, for each of the two years in the period ended December 31, 2005, has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Grant Thornton LLP

San Francisco, California

March 2, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Castelle

In our opinion, the consolidated statements of earnings, of shareholders’ equity and of cash flows for the year ended December 31, 2003 listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of Castelle and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

March 29, 2004, except for the restatement described

in Note 3 to the consolidated financial statements included

in the Annual Report on Form 10-K for the year ended

December 31, 2004 (not presented herein), as to which

the date is April 13, 2005

Castelle

Consolidated Balance Sheets

(in thousands)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$6,766	$5,599
Accounts receivable, net	1,137	857
Inventories	1,156	1,785
Prepaid expenses and other current assets	135	130
Deferred taxes	212	231

Total current assets	9,406	8,602

Property and equipment, net	200	203
Other assets	140	50
Deferred taxes	928	1,292

Total assets	$10,674	$10,147

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$14	$15
Accounts payable	286	511
Accrued liabilities	824	1,073
Deferred revenue	1,498	1,253

Total current liabilities	2,622	2,852
Long-term debt, net of current portion	—	14

Total liabilities	2,622	2,866

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, no par value:
Authorized: 2,000 shares in 2005 and 2004
Issued and outstanding: none in 2005 and 2004	—	—
Common stock, no par value:
Authorized: 25,000 shares
Issued and outstanding: 3,986 shares at December 31, 2005 and 3,799 shares at December 31, 2004	27,860	27,668
Accumulated deficit	(19,808)	(20,387)

Total shareholders’ equity	8,052	7,281

Total liabilities and shareholders’ equity	$10,674	$10,147

F-3
The accompanying notes are an integral part of these financial statements.

Castelle

Consolidated Statements of Earnings

(in thousands, except per share data)

	Year Ended December 31
	2005	2004	2003

Net sales:
Products	$7,891	$8,011	$8,337
Services	2,941	2,446	1,843

Total net sales	10,832	10,457	10,180

Cost of sales:
Products	2,694	2,556	2,485
Services	1,035	826	726

Total cost of sales	3,729	3,382	3,211

Gross profit	7,103	7,075	6,969

Operating expenses:
Research and development	1,683	1,722	1,590
Sales and marketing	2,506	2,486	2,398
General and administrative	2,045	1,801	1,902

	6,234	6,009	5,890

Operating income	869	1,066	1,079

Interest income, net	163	36	16
Other expense, net	(58)	(50)	(26)

Income before provision for (benefit from) income taxes	974	1,052	1,069
Provision for (benefit from) income taxes	395	(1,067)	(537)

Net income	$579	$2,119	$1,606

Net income per common share – basic	$0.15	$0.59	$0.49

Net income per common share – diluted	$0.13	$0.48	$0.38

Shares used in per share calculation – basic	3,904	3,616	3,254

Shares used in per share calculation – diluted	4,488	4,417	4,186

F-4
The accompanying notes are an integral part of these financial statements.

Castelle

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2002	3,187	$27,038	$(24,112)	$2,926

Issuance of common stock through exercise of stock options	285	268	—	268
Repurchase and cancellation of common stock	(47)	(48)	—	(48)
Net income	—	—	1,606	1,606

Balances, December 31, 2003	3,425	27,258	(22,506)	4,752

Issuance of common stock through exercise of stock options	374	410	—	410
Net income	—	—	2,119	2,119

Balances, December 31, 2004,	3,799	27,668	(20,387)	7,281

Issuance of common stock through exercise of stock options	187	192	—	192
Net income	—	—	579	579

Balances, December 31, 2005	3,986	$27,860	$(19,808)	$8,052

The accompanying notes are an integral part of these financial statements.

Castelle

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$579	$2,119	$1,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202	206	213
Provision for doubtful accounts	2	(1)	5
Allowance for sales returns and stock rotation	507	886	524
Write-downs of excess and obsolete inventory	(131)	(30)	(167)
Deferred taxes	383	(997)	(526)
Loss on disposal of fixed assets	—	2	—
Changes in assets and liabilities:
Accounts receivable	(789)	(869)	(958)
Inventories	760	(578)	100
Prepaid expenses and other current assets	299	57	(41)
Accounts payable	(225)	197	(45)
Accrued liabilities	(249)	(663)	56
Deferred revenue	245	297	351

Net cash provided by operating activities	1,583	626	1,118

Cash flows from investing activities:
Acquisition of property and equipment	(193)	(35)	(164)
Acquisition of licenses	(400)	—	—

Net cash used in investing activities	(593)	(35)	(164)

Cash flows from financing activities:
Repayment of notes payable	(15)	(16)	(20)
Repurchase of common stock	—	—	(48)
Proceeds from issuance of common stock	192	410	268

Net cash provided by financing activities	177	394	200

Net increase in cash and cash equivalents	1,167	985	1,154

Cash and cash equivalents, beginning of period	5,599	4,614	3,460

Cash and cash equivalents, end of period	$6,766	$5,599	$4,614

Supplemental information:
Cash paid during the period for:
Interest	$3	$5	$9

The accompanying notes are an integral part of these financial statements.

Castelle

Notes to Consolidated Financial Statements

1.	Business and Organization of the Company

Castelle develops, manufactures, markets and supports office automation systems that allow organizations to easily implement faxing over local area networks and the Internet. Castelle’s FaxPress and FaxPress Premier fax servers provide simple ways to integrate fax with email, desktop and back-end applications.

The Company distributes its products primarily through a two-tier domestic and international distribution network, with its distributors selling Castelle’s products to value-added resellers, system integrators, e-commerce retailers and other resellers in the United States, Europe and the Pacific Rim. The Company also has relationships with selected original equipment manufacturers and sells software enhancements and upgrades directly to end-users.

The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated capital requirements for the next 12 months. If the Company has a need for additional capital resources, it may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third-party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company’s existing and new products, if any, and changes in technology in the networking industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives.

In addition, because the Company is dependent on a small number of distributors for a significant portion of the sales of its products, the loss of any of the Company’s major distributors or their inability to satisfy their payment obligations to the Company could have a significant adverse effect on the Company’s business, operating results and financial condition. The Company’s three largest distributors accounted for 52%, 51% and 57% of the Company’s sales in 2005, 2004 and 2003, respectively. Customers accounting for more than 10% of net sales are presented in Note 9, Major Customers and Geographic Information.

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

F-7

Castelle

Notes to Consolidated Financial Statements

Carrying amounts of financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities included in the Company’s financial statements approximate fair value due to their short-term maturities.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash equivalents. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. Three customers accounted for 65%, 60% and 69% of accounts receivable at December 31, 2005, 2004 and 2003, respectively. Three customers also accounted for 52%, 51% and 57% of the Company’s total sales in 2005, 2004 and 2003, respectively. Although the Company does not require collateral on accounts receivable arising from sales to large, well-established companies, it does require prepayments on certain sales to foreign and smaller companies.

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

We have purchased approximately two years worth of end-of-life components to ensure a smooth supply of our FaxPress Products to our customers. Accordingly, our management reviews periodically the usage, supply and inventory levels of these parts to determine whether additional purchases or excessive inventory provisions are necessary. As of December 31, 2005, we have approximately $390,000 worth of end-of-life components on hand and we believe that most of these components will be utilized in the following two years, resulting in insignificant amounts of excessive inventory, or none at all.

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

Revenue recognition

We recognize revenue based on the provisions of Staff Accounting Bulletin No. 104 “Revenue Recognition,” AICPA Statement of Position No. 97-2 (“SOP 97-2”) “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain

Castelle

Notes to Consolidated Financial Statements

Transactions,” and Statement of Financial Accounting Standards (“SFAS”) No. 48 “Revenue Recognition When Right of Return Exits.”

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

Castelle

Notes to Consolidated Financial Statements

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

Advertising costs

Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $250,000, $219,000 and $345,000 in 2005, 2004 and 2003, respectively.

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

Foreign currency translation

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated into U.S. dollars at the current exchange rates as of the applicable balance sheet date while non-monetary items are translated at historical rates. Revenues and expenses are translated at the average exchange rates prevailing during the period, and gains and losses from such translations have not been material. Cumulative gains and losses from the translation of the foreign subsidiaries’ financial statements have not been material to date. Foreign exchange gains and losses resulting from foreign currency transactions were not material in any of the periods presented.

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

Castelle

Notes to Consolidated Financial Statements

Basic and diluted net income per share are calculated as follows (in thousands except per share amounts):

	2005	2004	2003
Basic:
Weighted average shares	3,904	3,616	3,254

Net income	$579	$2,119	$1,606

Net income per share	$0.15	$0.59	$0.49

Diluted:
Weighted average shares	3,904	3,616	3,254
Common equivalent shares from stock options	585	801	932

Shares used in per share calculation	4,488	4,417	4,186

Net income	$579	$2,119	$1,606

Net income per share	$0.13	$0.48	$0.38

The calculation of diluted shares outstanding excludes 132,000, 123,000, and 120,000 shares of common stock issuable upon the exercise of outstanding stock options for the years ended December 31, 2005, 2004, and 2003 respectively, as their effect was antidilutive in the period.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.

Had compensation costs been determined consistent with SFAS No. 123, the Company’s net income would have been changed to the amounts indicated below for the years ended December 31 (in thousands, except per share data):

	2005	2004	2003
Net income - as reported	$579	$2,119	$1,606
Fair value of stock-based compensation	(310)	(520)	(433)

Net income - pro forma	$269	$1,599	$1,173

Net income per share - basic - as reported	$0.15	$0.59	$0.49
Net income per share - diluted - as reported	$0.13	$0.48	$0.38
Net income per share - basic - pro forma	$0.07	$0.44	$0.36
Net income per share - diluted - pro forma	$0.06	$0.36	$0.28

The Company accounts for stock-based compensation arrangements with non-employees in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, unvested options held by non-employees are subject to revaluation at each balance sheet date

Castelle

Notes to Consolidated Financial Statements

based on the then current fair market value. As of December 31, 2005, all options and warrants held by non-employees were fully vested and expensed.

See Recent Accounting Pronouncements below, for discussion of the requirement for us to adopt FASB Statement No. 123 (revised 2004), Share-Based Payment, beginning January 1, 2006.

Comprehensive income

Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. There are no significant components of comprehensive income excluded from net income, and therefore, no separate statement of comprehensive income has been presented.

Segment information

The Company uses one measurement of profitability of its business for internal purposes and has determined that it operates in one business segment: server appliances. The Company’s sales by geographic area are included in Note 9.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”), which requires the expensing of employee stock options at fair value, rather than using the intrinsic method of valuing share-base payment transactions allowed under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. These costs will be recognized over the period during which an employee provides service in exchange for the award. In April 2005, the SEC amended the compliance dates for SFAS No. 123R to fiscal years beginning after June 15, 2005, or effectively beginning on January 1, 2006 for the Company. The Company will apply SFAS 123R using the “modified prospective” method as allowed by SFAS No. 123R, under which compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Castelle is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R will have a material impact on Castelle’s consolidated results of operations and earnings per share beginning in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005. The Company does not expect the guidance to have a material impact on its financial results.

In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”), adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the manufacturers have significant operations. The Company adopted FSP 143-1 in the third

Castelle

Notes to Consolidated Financial Statements

quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for fiscal 2005. The Company is continuing to evaluate the impact of the Directive and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. Castelle believes that there will be no material effect on its financial statements upon adoption.

3.	Balance Sheet Detail (in thousands)

Accounts Receivable, net:

	December 31,
	2005	2004
Accounts receivable	$1,484	$1,295
Less: allowance for sales returns	(317)	(408)
Less: allowance for doubtful accounts	(30)	(30)

Total accounts receivable, net	$1,137	$857

Inventories:

	December 31,
	2005	2004
Raw Materials	$745	$1,202
Work in Process	55	118
Finished goods	356	465

Total inventories	$1,156	$1,785

Castelle

Notes to Consolidated Financial Statements

Property and equipment:

	December 31,
	2005	2004

Production, test and demonstration equipment	$439	$422
Computer equipment	1,275	1,151
Office equipment	120	105
Leasehold improvements	474	446

	2,308	2,124
Less accumulated depreciation and amortization	(2,108)	(1,921)

Total property and equipment	$200	$203

The Company recorded depreciation and amortization related to property and equipment of $202,000, $206,000 and $213,000 in 2005, 2004 and 2003, respectively.

As of both December 31, 2005 and 2004, the Company had $75,000 of equipment under capital leases. Accumulated amortization associated with these capital leases was $75,000 and $61,000 at December 31, 2005 and 2004, respectively.

Accrued liabilities:

	December 31,
	2005	2004

Accrued compensation	$471	$429
Accrued sales and marketing	118	123
Accrued professional fees	44	73
Other accruals	191	448

Total accrued liabilities	$824	$1,073

4.	Commitments and Contingencies

Lease Commitments

The Company has entered into a noncancelable operating lease that expires in 2009 and other capital leases that expire at various dates ending in 2006, and is responsible for certain maintenance costs, taxes and insurance under the leases. The lease on the Company’s headquarters facility was extended for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value. Future minimum payments under noncancelable operating leases are as follows (in thousands):

Castelle

Notes to Consolidated Financial Statements

Year Ending December
2006	$222
2007	207
2008	207
2009	87

$723

Rent expense, including the facility lease and equipment rental, was $220,000, $162,000 and $288,000, for 2005, 2004 and 2003, respectively.

The Company leases certain of its equipment under various capital leases that expire at various dates through 2006. The lease agreements frequently include renewal and escalation clauses and purchase provisions and require the Company to pay taxes, insurance and maintenance costs. As of December 31, 2005, the Company had a loan and security agreement of $15,000, which is subject to an interest rate of 12.8%. As of December 31, 2005, future minimum lease payments are as follows (in thousands):

Year Ending December 31, 2006	$15

Total minimum lease payments	15
Less amount representing interest	(1)

Present value of capital lease obligations	14
Less current portion	(14)

Long-term portion of capital lease obligations	$—

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

	December 31,
	2005	2004
Warranty accrual at the beginning of the year	$13	$24
Accruals for warranties issued during the year	10	2
Settlements made in kind during the year	(2)	(13)

Warranty accrual at the end of the year	$21	$13

As permitted under California law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion

Castelle

Notes to Consolidated Financial Statements

of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual following execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

5.	Bank Borrowings

The Company renewed its line of credit with Silicon Valley Bank in August 2005. In September 2005, we increased our line of credit to $6.0 million from $4.0 million. This line of credit expires in August of 2006. The increase in our line of credit affected none of the previous terms of our existing line of credit. The revolving line of credit provides for borrowings of up to $6.0 million. Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank’s prime rate plus 0.50%. As with our previous facility, we are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of December 31, 2005, we have not drawn down on the line of credit and were in compliance with the terms of the agreement.

6.	Common Stock

Stock Repurchase Program

In the fourth quarter of 2002, the Company’s Board of Directors authorized the Company, from time to time, to repurchase at market prices, up to $2.25 million of its common stock for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at the discretion of the management of the Company. No time limit was set for the completion of this program. At the time of the approval by the Board of Directors, the Company had approximately 4.8 million shares of common stock outstanding. During the fourth quarter of 2002, the Company repurchased from open market and negotiated transactions a total of approximately 1.62 million shares for approximately $1.8 million, at an average per share price of $1.10. During the first quarter of 2003, the Company repurchased from open market transactions a total of 46,500 shares for $48,000, at an average per share price of $1.04. The Company has not repurchased any of its common stock since then. The Company intends to continue to execute its buyback program as it deems necessary.

2002 Equity Incentive Plan

In December 2002, the shareholders of the Company approved the adoption of the 2002 Equity Incentive Plan (“2002 Plan”). A total of 850,000 shares of common stock have been reserved for issuance under the 2002 Plan. The 2002 Plan provides for awards to employees, directors, consultants and independent advisors. The adoption of the 2002 Plan was necessitated by the use or expiration of all but an insignificant amount of authorized shares under the prior option plans, (the 1995 Non-employee Directors’ Stock Option Plan (“Directors Plan”) and the 1988 Incentive Stock Plan (“1988 Plan”)). Under the 2002 Plan, the Board of Directors may grant either the right to purchase shares or options to purchase shares of the Company’s common stock at prices not less than the fair market value at the date of grant for incentive stock options and 85% of the fair market value at the date of grant for non-qualified options and purchase rights. Options granted under the 2002 Plan as well as those granted under the prior option plans generally become exercisable, and the Company’s right to repurchase shares issued and sold pursuant to stock purchase rights generally lapses, at a rate of one-quarter of the shares under option or purchased under stock purchase rights at the end of the first year and thereafter ratably over the next three years.

Castelle

Notes to Consolidated Financial Statements

Awards under the 2002 Plan and the prior option plans generally expire seven years from the date of grant. No additional option grants will be made under any prior option plan. As of December 31, 2005, 568,000 options have been granted under the 2002 Plan, while 676,000 options are outstanding under the prior plans.

The following table summarizes option activity under the Company’s stock option plans (in thousands):

	Outstanding Options
	Available for Grant	Number Outstanding	Weighted Average Exercise Price

Balances, January 1, 2003	—	1,573	$1.00
Additional shares reserved	850	—
Options granted	(305)	305	$2.94
Options cancelled	1	(3)	$2.05
Options exercised	—	(285)	$0.94

Balances, December 31, 2003	546	1,590	$1.38
Options granted	(96)	96	$3.45
Options cancelled	10	(19)	$1.92
Options exercised	—	(374)	$1.10

Balances, December 31, 2004	460	1,293	$1.61
Options granted	(228)	228	$3.06
Options cancelled	4	(32)	$1.73
Options exercised	—	(187)	$1.03

Balances, December 31, 2005	236	1,302	$1.94

At December 31, 2005, 2004 and 2003, 969,000, 993,000, and 1,078,000 options, respectively, were exercisable at a weighted average exercise price of $1.58, $1.34 and, $1.15, respectively.

Castelle

Notes to Consolidated Financial Statements

Options to purchase common stock outstanding and currently exercisable by exercise price at December 31, 2005, are as follows (in thousands, except years and per share data):

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00-$0.75	218	3.17	$0.70	212	$0.70
$0.76-$1.00	294	3.11	$0.88	289	$0.88
$1.01-$1.50	140	2.18	$1.18	140	$1.18
$1.51-$2.00	30	4.25	$1.94	30	$1.94
$2.01-$2.50	37	3.86	$2.38	28	$2.38
$2.51-$3.00	227	5.40	$2.79	164	$2.78
$3.01-$3.50	321	5.96	$3.18	81	$3.29
$3.51-$4.00	10	6.65	$3.66	0	$0.00
$4.01-$5.00	25	8.23	$4.72	25	$4.72

	1,302	4.29	$1.94	969	$1.58

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions for 2005, 2004 and 2003:

	2005	2004	2003

Risk-free interest rate	4.18%-4.45%	3.68%-4.73%	3.32%-4.48%
Expected life	4.4 years	4.7 years	4.1 years
Expected dividends	—	—	—
Volatility	116%	192%	201%

The weighted average fair value of options granted in 2005, 2004 and 2003 was $2.33, $3.45, and $2.95 per share, respectively.

Castelle

Notes to Consolidated Financial Statements

7.   Income Taxes

The provision (benefit) for income taxes is as follows (amounts in thousands).

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$5	$(70)	$5
State	7	1	1

Total Current	12	(69)	6
Deferred
Federal	351	(849)	(464)
State	32	(149)	(79)

Total Deferred	383	(998)	(543)

Total provision (benefit) for income taxes	$395	$(1,067)	$(537)

The Company’s tax provision (benefit) differs from the provision computed using statutory income tax rates as follows (in thousands):

	2005	2004	2003

Federal tax provision at statutory rate	$328	$353	$386

Permanent difference due to non-deductible expenses	10	10	12
State tax provision, net of federal benefit	5	39	1
Utilization of net operating loss carryovers	—	(33)	(187)
Change in deferred tax asset/valuation allowance	221	(1,436)	(689)
General business credits	(169)	—	(60)

	$395	$(1,067)	$(537)

Castelle

Notes to Consolidated Financial Statements

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004

Inventory allowances and adjustments	$20	$72
Accounts receivable allowances	12	12
Other liabilities and allowances	310	369
Net operating loss carryforwards	4,274	4,538
Tax credit carryforwards	1,801	1,633
Depreciation and amortization	515	478
Valuation allowance	(5,792)	(5,579)

Total net deferred tax assets	$1,140	$1,523

Significant management judgment is required in determining the provision for income taxes, and in particular, any valuation allowance recorded against the Company’s deferred tax assets. During 2005, the Company recorded a tax provision of $395,000, while in 2004 it recorded a tax benefit of $1.1 million. The tax benefit in 2004 was a result of the release of a portion of the valuation allowance because the Company determined that it was more likely than not that certain future tax benefits would be realized as a result of projected future income. At December 31, 2005, the Company again reviewed the need for a valuation allowance against its deferred tax asset. As a result of this review it was determined that, based on 2005 results and projected future taxable income, an increase in the valuation allowance was necessary.

At December 31, 2005, the Company had net operating loss carryforwards of approximately $12.2 million and $1.8 million available to offset future federal and California taxable income, respectively. These loss carryforwards will expire in varying amounts beginning in 2006. In addition, at December 31, 2005, the Company had federal and California credit carryforwards of approximately $1.3 million and $835,000, respectively. The federal credits expire in varying amounts beginning in 2007. The California credits have no expiration.

For federal and state income tax purposes, the amount of benefit from the Company’s net operating loss and credit carryforwards may be limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three year period.

The Company’s profit before provision for income taxes for all periods presented was derived substantially from domestic operations.

8.	Retirement Plan

The Company has a voluntary 401(k) plan covering substantially all employees. The plan provides for employer contributions at the discretion of the Board of Directors. In 2005, 2004 and 2003, the Company made no contributions to the plan.

Castelle

Notes to Consolidated Financial Statements

9.	Major Customers and Geographic Information

Revenues by geographic area are determined by the location of the customer and are summarized as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$8,722	$8,574	$8,222
Europe	722	785	704
Pacific Rim	872	804	883
Rest of Americas, excluding United States	516	294	371

Total revenues	$10,832	$10,457	$10,180

Customers that individually accounted for greater than 10% of net sales are as follows (in thousands):

	Year Ended December 31,
	2005		2004		2003
Customer	Amount	Percentage	Amount	Percentage	Amount	Percentage

A	$2,735	25%	$2,186	21%	$2,200	22%
B	$1,994	18%	$2,451	23%	$2,899	28%

10.	Litigation

From time to time and in the ordinary course of business, the Company is involved in various legal proceedings and third party assertions of patent or trademark infringement claims against the Company in the form of letters and other forms of communication. The Company is not currently involved in any litigation which, in management’s opinion, would have a material adverse effect on its business, operating results, cash flows or financial condition; however, there can be no assurance that any such proceeding will not escalate or otherwise become material to the Company’s business in the future.

Castelle

Supplemental Financial Information

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

Quarterly Results of Operations (unaudited)

The following table sets forth certain consolidated quarterly financial data for the eight quarters ended December 31, 2005. This information is unaudited, but in our opinion, has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited interim results. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Year 2005, Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share data)
Net sales	$2,594	$2,846	$2,701	$2,691
Gross profit	1,782	1,914	1,679	1,728
Operating income	110	296	222	241

Net income/(loss)	135	316	248	(120	)(1)

Net income/(loss) per share, basic	0.04	0.08	0.06	(.03	)(1)

Net income/(loss) per share, diluted	0.03	0.07	0.05	(.03	)(1)

(1) In 2005, we recorded a tax provision of $395,000, or $0.09 per diluted share, resulting from federal and state provision and an increase in valuation allowance to reflect management’s best estimate of deferred tax assets expected to be utilized in future periods. 2005 federal and state tax liability was almost entirely offset by the utilization of existing net operating losses, and therefore, we do not expect to utilize significant amounts of cash for income tax payments until our $12 million of available net operating loss carryforwards as of December 31, 2005 have been utilized.

	Year 2004, Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share data)
Net sales	$2,539	$2,691	$2,685	$2,542
Gross profit	1,702	1,883	1,804	1,686
Operating income	228	272	236	330
Net income	129	146	130	1,714	(1)
Net income per share, basic	0.04	0.04	0.04	0.46	(1)
Net income per share, diluted	0.03	0.03	0.03	0.39	(1)

(1) Includes a non-cash tax benefit of $1.4 million, or $0.37 per basic share, and $0.31 per diluted share, resulting from the release of a portion of our tax valuation allowance.

F-22

Castelle	Schedule II

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Year Ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$70	$5	$(36)	$39
Allowance for sales returns and stock rotation	$634	$524	$(716)	$442
Valuation allowance for deferred tax asset	$7,689	$—	$(1,001)	$6,688
Year Ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$39	$(1)	$(8)	$30
Allowance for sales returns and stock rotation	$442	$886	$(920)	$408
Valuation allowance for deferred tax asset	$6,688	$—	$(1,109)	$5,579
Year Ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$30	$2	$(2)	$30
Allowance for sales returns and stock rotation	$408	$507	$(598)	$317
Valuation allowance for deferred tax asset	$5,579	$383	$(170)	$5,792

F-23

Castelle

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
23.2	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1	Certification Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer