Form 10-Q
period 2006-03-31
CASTELLE \CA\
filed 2006-05-12
CIK 908605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding as of April 28, 2006 was 4,019,237.

CASTELLE

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CASTELLE

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2006	December 31, 2005
Assets:
Current assets:
Cash and cash equivalents	$7,144	$6,766
Accounts receivable, net of allowance for doubtful
accounts of $44 and $27, respectively	913	1,137
Inventories	1,300	1,156
Prepaid expenses and other current assets	231	135
Deferred taxes	212	212

Total current assets	9,800	9,406

Property and equipment, net	212	200
Other non-current assets	135	140
Deferred taxes, non-current	928	928

Total assets	$11,075	$10,674

Liabilities and Shareholders’ Equity:
Current liabilities:
Long-term debt, current portion	$10	$14
Accounts payable	320	286
Accrued liabilities	827	824
Deferred revenue	1,539	1,498

Total current liabilities	2,696	2,622

Shareholders’ equity:
Common stock, no par value:
Authorized: 25,000 shares
Issued and outstanding: 4,019 and 3,986, respectively	27,981	27,860
Accumulated deficit:	(19,602)	(19,808)

Total shareholders’ equity	8,379	8,052

Total liabilities and shareholders’ equity	$11,075	$10,674

See accompanying notes to condensed consolidated financial statements.

CASTELLE

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31, 2006	March 31, 2005
Revenues:
Products	$2,187	$1,893
Services	802	701

Total net revenues	2,989	2,594

Cost of revenues:
Products	791	542
Services	276	270

Total cost of revenues	1,067	812

Gross profit	1,922	1,782

Operating expenses:
Research and development	485	439
Sales and marketing	674	598
General and administrative	616	635

Total operating expenses	1,775	1,672

Income from operations:	147	110

Interest income, net	69	25
Other expense, net	(10)	—

Income before provision for income taxes	206	135

Provision for income taxes	—	—

Net income	$206	$135

Income per share:
Net income per common share - basic	$0.05	$0.04
Net income per common share - diluted	$0.05	$0.03

Shares used in per share calculation - basic	4,001	3,820
Shares used in per share calculation - diluted	4,485	4,465

See accompanying notes to condensed consolidated financial statements.

CASTELLE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$206	$135
Adjustment to reconcile net income to net cash
provided by operating activities:
Share-based compensation	88	—
Depreciation and amortization	30	47
Provision for doubtful accounts	15	(3)
Provision for excess and obsolete inventory	16	(191)
Allowance for sales returns and stock rotation	(19)	(93)
Changes in assets and liabilities:
Accounts receivable	228	122
Inventories	(160)	304
Prepaid expenses and other current assets	(96)	(51)
Accounts payable	34	(302)
Accrued liabilities	3	357
Deferred revenue	41	3

Net cash provided by operating activities	386	328

Cash flows from investing activities:
Acquisition of equipment	(37)	(52)

Net cash used in investing activities	(37)	(52)

Cash flows from financing activities:
Repayment of long-term debt	(4)	(4)
Proceeds from exercise of options	33	43

Net cash provided by financing activities	29	39

Net increase in cash and cash equivalents	378	315

Cash and cash equivalents at beginning of period	6,766	5,599

Cash and cash equivalents at end of period	$7,144	$5,914

See accompanying notes to condensed consolidated financial statements.

CASTELLE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Castelle and its wholly-owned subsidiary in the United Kingdom (collectively, the “Company”). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying condensed consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2005. All intercompany balances and transactions have been eliminated. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated have been included. The condensed consolidated balance sheet data as of December 31, 2005 was derived from the Company’s audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of results that the Company expects for any future period, or for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Basic and diluted net incomes per share were calculated as follows for the first quarters of 2006 and 2005 (unaudited, in thousands, except per share amounts):

	Three months ended
	March 31, 2006	March 31, 2005
Basic:
Weighted average common shares outstanding	4,001	3,820

Net income	$206	$135

Net income per common share - basic	$0.05	$0.04

Diluted:
Weighted average common shares outstanding	4,001	3,820
Common equivalent shares from stock options	484	645

Shares used in per share calculation - diluted	4,485	4,465

Net income	$206	$135

Net income per common share - diluted	$0.05	$0.03

The calculation of diluted shares outstanding for the three months ended March 31, 2006 excluded 291,000 shares of common stock issuable upon exercise of outstanding stock options, as their effect was antidilutive in the period. The calculation of diluted shares outstanding for the three months ended March 31, 2005 excluded 123,000 shares of common stock issuable upon exercise of outstanding stock options as their effect was antidilutive in the period.

3.	Share-Based Compensation

The Company grants stock options to employees, non-employee directors and consultants under its 2002 Equity Incentive Plan (the “2002 Plan”). Prior to January 1, 2006, the Company accounted for these share-based awards under the intrinsic value method of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). This method under APB No. 25 resulted in no expense being recorded for stock option grants. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (Revised 2004) “Share-Based Payment”, (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No 123) and supersedes APB No. 25. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements. That cost is measured based upon the fair value of the option issued. SFAS No. 123R applies to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards using the modified prospective transition method without restatement of prior periods. Accordingly, the Company’s share-based compensation cost is measured at the grant date, based on the fair value of the award, and is either recognized as an expense over the requisite service period using the graded, or accelerated, attribution method, or capitalized as inventory.

The fair value of each of the Company’s option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected stock price volatility is based on historical volatility of the Company’s common stock over the estimated expected life of the options. The expected life of options granted is based on historical experience and on the terms and conditions of the options. Additionally, the Company uses historical data to estimate employee forfeitures. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant.

As of March 31, 2006, the Company had 850,000 shares of common stock reserved for issuance under the 2002 Plan, of which 568,000 were subject to outstanding options and 282,000 were available for future grants of stock awards. There were 656,000 options outstanding under prior plans.

Options granted under the 2002 Plan as well as those granted under the prior option plans generally become exercisable, and the Company’s right to repurchase shares issued and sold pursuant to stock purchase rights generally lapses, at a rate of one-quarter of the shares under the options or purchased under stock purchase rights at the end of the first year and thereafter ratably over the next three years. Awards under the 2002 Plan and the prior option plans generally expire seven years from the date of grant.

A summary of option activity as of March 31, 2006, and changes during the three months then ended is presented below (unaudited):

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at Dec. 31, 2005	1,302	$1.94
Granted	—	—
Exercised	(33)	$1.00
Cancelled	(2)	$2.53
Expired	(1)	$3.40
Outstanding at March 31, 2006	1,266	$1.97	4.1	$1,483

Exercisable at March 31, 2006	976	$1.65	3.6	$1,450

No options were granted during the three-month periods ending March 31, 2006 and March 31, 2005. The total intrinsic value of all options (which is the amount by which the stock price exceeded the exercise price of the options at the date of exercise) exercised during the three months ended March 31, 2006 and March 31, 2005 was $69,000, and $92,000, respectively.

As of March 31, 2006 there was $323,000 of total unrecognized compensation cost, related to non-vested stock options, that is expected to be recognized over a weighted-average vesting period of 1.0 years.

Share-Based Compensation Expense : Total compensation cost recognized in the Company’s financial statements relating to its stock option plans in the three-months ended March 31, 2006 was $82,000 and included the following financial statement line items (unaudited, in thousands):

Three months ended March 31,2006
Share-based compensation expense by caption:
Cost of services revenue	$10
Research and development	30
Sales and marketing	9
General and administrative	33

Total share-based compensation:	$82

Share-based compensation expense of $6,000 was capitalized and included in inventory on the Company’s condensed consolidated balance sheet as of March 31, 2006. No tax benefits were recorded with respect to share-based compensation expense recorded during the three months ended March 31, 2006.

Through 2005, the Company accounted for its stock option plans using the intrinsic value method. Had the fair value method prescribed by FAS 123 been used to account for share-based compensation for the three months ended March 31, 2005 net income and net income per share would have been reduced to the following pro forma amounts (unaudited, in thousands, except per share amounts):

Three months ended March 31, 2005

Net income - as reported	$135
Fair value of stock-based compensation	(75)

Net income - pro forma	$60

Net income per share - basic - as reported	$0.04

Net income per share - diluted - as reported	$0.03

Net income per share - basic - pro forma	$0.02

Net income per share - diluted - pro forma	$0.01

4.	Inventories:

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventory details as of March 31, 2006 and 2005 are as follows (unaudited, in thousands):

	March 31, 2006	December 31, 2005
Raw material	$811	$745
Work in process	29	55
Finished goods	460	356

Total inventory	$1,300	$1,156

After the announcement by the Company’s component suppliers that new components are available to replace certain of their end-of-life components currently used in the Company’s FaxPress products, the Company purchased approximately two years worth of these end-of-life components in an effort to guarantee a smooth supply of its FaxPress Products to its customers while it continues to develop new replacement products. As of March 31, 2006, the Company had approximately $330,000 worth of end-of-life components as compared to $390,000 at December 31, 2005. The Company believes that most of these end-of-life components will be utilized in the following two years, resulting in insignificant amounts of excessive inventory, or none at all.

Inventories are reduced for excess and obsolete inventories. These write-downs are based on management’s review of inventories on hand on a quarterly basis, compared to management’s assumptions about future demand, market conditions and anticipated timing of the release of product upgrades or next generation products. If actual market conditions for future demand are less favorable than those projected by the Company or if product upgrades or next generation products are released earlier than anticipated, additional inventory write-downs may be required. Obsolete products removed from gross inventory are physically scrapped.

5.	Segment Information:

The Company has determined that it operates in one segment. Revenues by geographic area are determined by the location of the customer and are summarized as follows (unaudited, in thousands):

	Three months ended
	March 31, 2006	March 31, 2005

United States	$2,224	$2,089
Europe	626	149
Pacific Rim	69	286
Rest of Americas, excluding United States	70	70

Total Revenues	$2,989	$2,594

Customers that individually accounted for greater than 10% of net revenues for the three months ended March 31, 2006 and 2005 are as follows (unaudited, in thousands):

	Three months ended March 31, 2006		Three months ended March 31, 2005
Customer	Amount	Percentage	Amount	Percentage
A	$634	21%	$455	17%
B	$855	29%	$702	27%

In the first three months of 2006 and 2005, the Company’s two largest distributors collectively represented approximately 50% and 45% of our net revenues, respectively.

6.	Commitments and Contingencies:

Contingencies

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

Lease Commitments

The following represents combined aggregate maturities for all of the Company’s financing and commitments under operating and capital leases as of March 31, 2006 (unaudited, in thousands):

	Operating Leases	Capital Lease Obligations	Total Commitments

Nine months ending December 31, 2006	$156	$10	$166
Year ending December 31, 2007	207	—	207
Year ending December 31, 2008	207	—	207
Year ending December 31, 2009	86	—	86

Total Commitments	$656	$10	$666

The lease on the Company’s headquarters facility was extended for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value.

The Company leases certain of its equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal and escalation clauses and purchase provisions and require the Company to pay taxes, insurance and maintenance costs. As of March 31, 2006, the Company had $10,000 outstanding under a loan and security agreement, which was subject to an interest rate of 12.8%.

The Company renewed its line of credit with Silicon Valley Bank in August 2005. In September 2005,

the Company increased its line of credit to $6.0 million from $4.0 million. This line of credit expires in August 2006. The increase in the Company’s line of credit affected none of the previous terms of its existing line of credit. The revolving line of credit provides for borrowings of up to $6.0 million. Borrowings under this line of credit agreement are collateralized by all of the Company’s assets and bear interest at the bank’s prime rate plus 0.50%. As with the Company’s previous facility, the Company is required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of March 31, 2006, the Company has not drawn down on the line of credit and was in compliance with debt covenants and all other terms of the agreement.

Product Warranties and Guarantor Arrangements

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the Statement of Income as a Cost of Revenues. A reconciliation of the changes in our warranty liability during the periods presented is as follows (unaudited, in thousands):

	March 31, 2006	December 31, 2005

Warranty accrual at beginning of quarter	$21	$13
Accruals for warranties issued during the quarter	4	10
Settlements made in kind during the quarter	(1)	(2)

Warranty accrual at end of quarter	$24	$21

As permitted under California law, and under the provisions of the Company’s articles of incorporation and by-laws, the Company is obligated to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits our exposure and enables it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, it believes that the estimated fair value of these indemnification agreements is insignificant.

The Company enters into standard indemnification agreements with its customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual following execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred claims or costs to defend lawsuits or settle claims related to these indemnification agreements.

7.	Recent Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities.

The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 did not impact the Company’s operating results or financial position.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties. Our operating results may vary significantly from quarter to quarter due to a variety of factors, including changes in our product and customer mix, constraints in our manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by us or our competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures, and economic conditions in the United States, Europe and Asia. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” or the “Company” refer to Castelle. Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the risks and uncertainties discussed herein, as well as other risks set forth under Item 1A of Part II of this Form 10-Q below and in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the “Special Note on Forward-Looking Statements” prior to this section. The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the Notes thereto included in our Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition; distributor programs and incentives; warranty; credit, collection and allowances for doubtful accounts; inventories and related allowance for obsolete and excess inventory; and income taxes, which are discussed in more detail under the caption “Critical Accounting Policies” in our 2005 Annual Report on Form 10-K.

Consolidated Statements of Operations – As a Percentage of Net Revenues

	Three months ended (unaudited)
	March 31, 2006	March 31, 2005
Revenues:
Products	73%	73%
Services	27%	27%

Net revenues	100%	100%

Cost of revenues:
Products	27%	21%
Services	9%	10%

Cost of revenues	36%	31%

Gross profit	64%	69%

Operating expenses:
Research and development	16%	17%
Sales and marketing	23%	23%
General and administrative	20%	25%

Operating expense	59%	65%

Income from operations	5%	4%
Interest income, net	2%	1%
Other expense, net	—%	—%

Income before provision for income taxes	7%	5%
Provision for income taxes	—%	—%

Net income	7%	5%

Results of Operations

Net Revenues

	Three months ended (unaudited, in thousands)
	March 31, 2006	March 31, 2005
Revenues:
Products	$2,187	$1,893
Services	802	701

Total net revenues	$2,989	$2,594

Net revenues were $3.0 million for the first quarter of 2006, as compared to $2.6 million for the first quarter of 2005. Product revenues of $2.2 million in the first quarter of 2006 were higher than product revenues in the same period in 2005 by $294,000 mainly due to higher North American revenues resulting from higher demand for our FaxPress Premier fax server products. Service revenues are comprised primarily of extended warranty and support programs as well as 60-days of maintenance bundled with initial product sales. Revenue related to these arrangements is recognized ratably over the period of the arrangement. Service revenues of $802,000 increased $101,000 as compared to the first quarter of 2005, primarily due to an increase in our installed customer base.

Revenues by geographic area

	Three months ended (unaudited, in thousands)
	March 31, 2006	March 31, 2005
Revenues:
United States	$2,224	$2,089
Europe	626	149
Pacific Rim	69	286
Rest of Americas, excluding United States	70	70

Total revenues	$2,989	$2,594

United States revenues in the first quarter of 2006 were $2.2 million, as compared to $2.1 million for the same period in 2005, representing 74% and 81%, respectively, of total net revenues. The increase in revenues is mostly attributable to higher revenues from services in addition to higher demand for our FaxPress Premier fax server products.

International revenues (excluding revenues to the rest of the Americas) were $695,000, or 23% of total net revenues, and $435,000, or 17% of total net revenues, for the first quarter of 2006 and 2005, respectively. The increase in revenues is due to higher revenues from the sales of our FaxPress Premier products in Europe.

Revenues from the rest of the Americas in the first quarter of 2006, excluding the United States, were $70,000 which is comparable to $70,000 in the year-ago quarter, representing 2% and 3% of total net revenues, respectively.

Cost of Revenues; Gross Profit

	Three months ended (unaudited, in thousands)
	March 31, 2006	March 31, 2005
Cost of revenues:
Products	$791	$542
Services	276	270

Total cost of revenues	1,067	812

Gross profit	$1,922	$1,782
Gross profit %	64%	69%

Gross profit was $1.9 million and $1.8 million for the first quarters of 2006 and 2005, representing 64% and 69% of net revenues, respectively. The $140,000 increase in gross profit was primarily due to a $95,000 increase in gross profit on services due to higher revenues generated from relatively flat cost of services. The reduction in gross profit percentage in 2006 was primarily due to more FaxPress Premier fax server products shipped at higher cost of revenues as compared to the year ago quarter.

Research & Development

Research and product development expenses were $485,000, or 16% of net revenues, for the first quarter of 2006, as compared to $439,000, or 17% of net revenues, for the same period in 2005. The increase of $46,000 is primarily due to $29,000 of non-cash share-based compensation expenses, which were not present in the same period in 2005.

Sales & Marketing

Sales and marketing expenses were $674,000, or 23% of net revenues, for the first quarter of 2006, as compared to $598,000, or 23% of net revenues, in 2005. The $76,000 increase in sales and marketing expenses is primarily due to a $60,000 increase in compensation related expenses due to higher commissions paid on higher revenues.

General & Administrative

General and administrative expenses of $616,000 in the first quarter of 2006 were comparable to the $635,000 incurred in the first quarter of 2005. General and administrative expenses represented 21% and 25% of net revenues for the respective periods. General and administrative expenses are expected to increase in fiscal 2006 as we begin to prepare for Sarbanes-Oxley internal control compliance.

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

Significant management judgment is required in determining the provision for income taxes, and in particular, any valuation allowance recorded against our deferred tax assets. During 2005, we again reviewed the need for a valuation allowance against our deferred tax assets. As a result of this review, we determined that, based on 2005 financial results and projected future taxable income, an increase in the valuation allowance was necessary. We recorded a tax provision in 2005 of $395,000 resulting from federal and state provision and an increase in the valuation allowance. Due to our continued operating profitability over 18 straight quarters and a determination that it is more likely than not that certain future tax benefits will be realized, a total of $1.1 million of our deferred tax assets have been recognized and were included on our consolidated balance sheet as of December 31, 2005. Based in large part on our projected future taxable income we did not record income tax provision in the first quarter of 2006. We will record a tax provision in future periods when all available non-operating losses and tax credit carryforwards are fully utilized or the remaining deferred tax assets are deemed to be unrealizable.

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

Liquidity and Capital Resources

	March 31, 2006	December 31, 2005
	(unaudited, in thousands)
Cash and cash equivalents	$7,144	$6,766
Working capital	$7,104	$6,784
Working capital ratio	3.6	3.6

Since the initial public offering of our common stock in December 1995, our principal source of funding has been cash from our operations, with some funding from capital equipment lease lines. As of March 31, 2006, we had $7.1 million of cash and cash equivalents, an increase of $378,000 from December 31, 2005. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities of $386,000.

Our operating activities generated cash of $386,000 in the first quarter of 2006 primarily due to our net income and reduction in accounts receivable due to accelerated cash collections from our customers, offset in part by higher inventory levels. Cash generated by operating activities in the first quarter of 2005 was primarily due to our net income, offset in part by an increase in inventory of $144,000. Net cash provided by financing activities was $29,000 and $39,000 in the first quarters of 2006 and 2005, respectively, primarily from proceeds upon issuance of common stock from the exercise of stock options.

In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.25 million worth of shares of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of our management. No time limit was set for the completion of this program. As of March 31, 2006, we have repurchased from open market and negotiated transactions a total of 1.67 million shares for $1.8 million, at an average per share price of $1.10. We performed no stock repurchases during 2006 or 2005. However, we may continue to execute our buyback program as we deem necessary.

We renewed our line of credit with Silicon Valley Bank in August 2005. In September 2005, we increased our line of credit to $6.0 million from $4.0 million. This line of credit expires in August of 2006. The increase in our line of credit affected none of the previous terms of our existing line of credit. The revolving line of credit provides for borrowings of up to $6.0 million.  Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank’s prime rate plus 0.50%. As with our previous facility, we are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants.  As of March 31, 2006, we have not drawn down on the line of credit and were in compliance with debt covenants and all other terms of the agreement.

We lease certain of our equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require us to pay taxes, insurance and maintenance costs. As of March 31, 2006, we had $10,000 outstanding under a loan and security agreement, which is subject to an interest rate of 12.8%.

We lease our headquarters in Morgan Hill, California. We extended our building lease for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value. As of March 31, 2006, future minimum payments under the lease were $656,000.

The following represents combined aggregate maturities for all our financing and commitments as of March 31, 2006 (unaudited, in thousands):

	Payments Due by Period

Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years

Capital (Finance) Lease Obligations	$10	$10	—	—	—
Operating Lease Obligations	$656	$155	$414	$86	—

Total contractual cash obligations	$666	$165	$414	$86	—

In addition, because we are dependent on a small number of distributors for a significant portion of the revenues from our products, the loss of any of our major distributors or their inability to satisfy their payment obligations to us could have a significant adverse effect on our business, operating results and financial condition. In the first three months of 2006 and 2005, the Company’s two largest distributors collectively represented approximately 50% and 45% of our net revenues, respectively.

We believe that, for the periods presented, inflation has not had a material effect on our operations.

Recent Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 did not impact the Company’s operating results or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We had no holdings of derivative financial or commodity instruments at March 31, 2006. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of our money market accounts and related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of these investments. However, sharp declines in interest rates could seriously harm interest earnings. In addition, while much of our revenue is transacted in U.S. Dollars, certain spending is transacted in Pounds Sterling. These amounts are not currently material to our financial statements;

therefore we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, concluded that our disclosure controls and procedures were, as of the end of such period, effective for this purpose.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.
ITEM 1A.	RISK FACTORS

Since the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2005, there have been no material changes to the risk factors described under Item 1A in such Form 10-K.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

ITEM 5.	OTHER INFORMATION

 None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTELLE

By:	/s/ Scott C. McDonald	Date: May 12, 2006
Scott C. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Paul Cheng	Date: May 12, 2006
Paul Cheng
Vice President of Finance and Administration
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)