Form 10-Q
period 2006-06-30
CASTELLE \CA\
filed 2006-08-14
CIK 908605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of registrant’s common stock outstanding as of July 31, 2006 was 4,026,146.
1

CASTELLE Table of Contents

2

PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS CASTELLE CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	June 30, 2006	December 31, 2005

Assets:
Current assets:
Cash and cash equivalents	$7,002	$6,766
Accounts receivable, net of allowance for doubtful accounts of
$31 and $27, respectively	1,008	1,137
Inventories	1,219	1,156
Prepaid expenses and other current assets	160	135
Deferred income taxes	212	212

Total current assets	9,601	9,406

Property and equipment, net	255	200
Other non-current assets	130	140
Deferred income taxes, non-current	928	928

Total assets	$10,914	$10,674

Liabilities and Shareholders’ Equity:
Current liabilities:
Short-term debt	$6	$14
Accounts payable	252	286
Accrued liabilities	545	824
Deferred revenue	1,669	1,498

Total current liabilities	2,472	2,622

Shareholders’ equity:
Common stock, no par value:
Authorized: 25,000 shares
Issued and outstanding: 4,026 and 3,986, respectively	28,078	27,860
Accumulated deficit	(19,636)	(19,808)

Total shareholders’ equity	8,442	8,052

Total liabilities and shareholders’ equity	$10,914	$10,674

See accompanying notes to condensed consolidated financial statements.
3

CASTELLE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three months ended		Six months ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net Sales:
Products	$1,607	$2,116	$3,794	$4,009
Services	805	730	1,607	1,431

Total net sales	2,412	2,846	5,401	5,440

Cost of sales:
Products	643	674	1,434	1,216
Services	276	258	552	528

Total cost of sales	919	932	1,986	1,744

Gross profit	1,493	1,914	3,415	3,696

Operating expenses:
Research and development	431	418	916	857
Sales and marketing	719	618	1,393	1,216
General and administrative	439	582	1,055	1,217

Total operating expenses	1,589	1,618	3,364	3,290

Operating income/(loss)	(96)	296	51	406

Interest income, net	80	35	149	60
Other expense, net	(18)	(15)	(28)	(15)

Income/(loss) before provision for income taxes	(34)	316	172	451

Provision for income taxes	—	—	—	—

Net income/(loss)	$(34)	$316	$172	$451

Net Income per share:
Net income/(loss) per common share - basic	$(0.01)	$0.08	$0.04	$0.12
Net income/(loss) per common share - diluted	$(0.01)	$0.07	$0.04	$0.10
Shares used in per share calculation - basic	4,023	3,871	4,012	3,843
Shares used in per share calculation - diluted	4,023	4,460	4,477	4,463

See accompanying notes to condensed consolidated financial statements.
4

CASTELLE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six months ended

	June 30, 2006	June 30, 2005

Cash flows from operating activities:
Net income	$172	$451
Adjustment to reconcile net income to net cash
provided by operating activities:
Share-based compensation	178	—
Depreciation and amortization	62	95
Provision for doubtful accounts	2	10
Provision for excess and obsolete inventory	15	(474)
Allowance for sales returns and stock rotation	(122)	(55)
Changes in assets and liabilities:
Accounts receivable	248	179
Inventories	(77)	706
Prepaid expenses and other current assets	(24)	(44)
Accounts payable	(34)	(234)
Accrued liabilities	(279)	25
Deferred revenue	171	81

Net cash provided by operating activities	312	740

Cash flows from investing activities:
Acquisition of equipment	(108)	(95)

Net cash used in investing activities	(108)	(95)

Cash flows from financing activities:
Repayment of long-term debt	(8)	(9)
Proceeds from exercise of stock options	40	115

Net cash provided by financing activities	32	106

Net increase in cash and cash equivalents	236	751

Cash and cash equivalents at beginning of period	6,766	5,599

Cash and cash equivalents at end of period	$7,002	$6,350

See accompanying notes to condensed consolidated financial statements.
5

CASTELLE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Castelle and its wholly-owned subsidiary in the United Kingdom (collectively, the “Company”). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying condensed consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All intercompany balances and transactions have been eliminated. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated have been included. The condensed consolidated balance sheet data as of December 31, 2005 was derived from the Company’s audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of results that the Company expects for any future period, or for the entire year.

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

Basic net income/(loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for such period. Diluted net income/(loss) per share reflects the potential dilution from the exercise or conversion of other securities into common stock that were outstanding during the period. Diluted net income/(loss) per share excludes shares that are potentially dilutive if their effect is anti-dilutive. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options.

Basic and diluted net income/(loss) per share are calculated as follows for the three and six months ended June 30, 2006 and 2005 (unaudited, in thousands, except per share amounts):

	Three months ended		Six months ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Basic:
Weighted average common shares outstanding	4,023	3,871	4,012	3,843

Net income/(loss)	$(34)	$316	$172	$451

Net income/(loss) per common share – basic	$(0.01)	$0.08	$0.04	$0.12

Diluted:
Weighted average common shares outstanding	4,023	3,871	4,012	3,843
Common equivalent shares from stock options	—	589	465	617

Shares used in per share calculation – diluted	4,023	4,460	4,477	4,463

Net income/(loss)	$(34)	$316	$172	$451

Net income/(loss) per common share – diluted	$(0.01)	$0.07	$0.04	$0.10

The calculation of diluted shares outstanding for the three months ended June 30, 2006 and 2005 excluded 455,000 shares and 123,000 shares, respectively, of common stock issuable upon exercise of outstanding stock options as their effect was anti-dilutive in the period. The calculation of diluted shares outstanding for the six months ended June 30, 2006 and 2005 excluded 397,000 shares and 123,000 shares, respectively, of common stock issuable upon exercise of outstanding stock options as their effect was anti-dilutive in the period.

3.	Share-Based Compensation

The Company grants stock options to employees, non-employee directors and consultants under its 2002 Equity Incentive Plan (the “2002 Plan”). Prior to January 1, 2006, the Company accounted for these share-based awards under the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). This method under APB No. 25 resulted in no expense being recorded for stock option grants. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (Revised 2004) “Share-Based Payment”, (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No 123”) and supersedes APB No. 25. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements. That cost is measured based upon the fair value of the option issued. SFAS No. 123R applies to all of the Company’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards using the modified prospective transition method without restatement of prior periods. Accordingly, the Company’s share-based compensation cost is measured at the grant date, based on the fair value of the award, and is either recognized as an expense over the requisite service period using the graded, or accelerated, attribution method, or capitalized as inventory.

The fair value of each of the Company’s option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected stock price volatility is based on historical volatility of the Company’s common stock over the estimated expected life of the options. The expected life of options granted is based on historical experience and on the terms and conditions of the options. Separate groups of option awardees that have similar historical exercise behavior are considered separately for valuation purposes. The ranges given below result from certain groups of option awardees exhibiting different behavior. Additionally, the Company uses historical data to estimate employee forfeitures. Our estimated cumulative forfeiture rates over the vesting period of the options granted were calculated at 2% for directors and 20% for employees. The risk-free rates are based on the U.S. Treasury yield curve in effect at the time of grant.

As of June 30, 2006, the Company had 850,000 shares of common stock reserved for issuance under the 2002 Plan, of which 638,000 shares were subject to outstanding options and 212,000 shares were available for future grants of stock awards. There were 648,000 shares subject to options outstanding under prior plans.

Options granted under the 2002 Plan as well as those granted under the prior option plans generally become exercisable, and the Company’s right to repurchase shares issued and sold pursuant to stock purchase rights under these plans generally lapses, at a rate of one-quarter of the shares subject to the options or purchased under stock purchase rights at the end of the first year and thereafter ratably over the next three years. Awards under the 2002 Plan and the prior option plans generally expire seven years from the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions for options granted during the six months ended June 30, 2006:

June 30, 2006

Risk-free interest rate	5.13% - 5.10%

Expected life	3 - 5 years

Expected dividends	—

Volatility	50% - 59%

A summary of option activity during the six months ended June 30, 2006 is presented below (unaudited):

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at Dec. 31, 2005	1,300	$1.94
Granted	28	$3.10
Exercised	(40)	$0.99
Forfeited	(2)	$2.55
Expired	(1)	$3.30
Outstanding at June 30, 2006	1,285	$2.00	4.0	$1,466

Exercisable at June 30, 2006	1,007	$1.70	3.4	$1,448

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $1.56 and $2.58, respectively. The total intrinsic value of all options (which is the amount by which the stock price exceeded the exercise price of the options at the date of exercise)

exercised during the six months ended June 30, 2006 and 2005 was $85,000 and $215,000, respectively.

As of June 30, 2006, there was $276,000 of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average vesting period of 0.9 years.

Share-Based Compensation Expense: Total compensation costs recognized in the Company’s financial statements relating to its stock option plans in the three and six months ended June 30, 2006 were $83,000 and $165,000, respectively, and included the following financial statement line items (unaudited, in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006

Share-based compensation expense by caption:

Cost of services sales	$6	$16

Research and development	28	58

Sales and marketing	8	17

General and administrative	41	74

Total share-based compensation:	$83	$165

Share-based compensation expense of $13,000 and $6,000 was capitalized and included in inventory on the Company’s condensed consolidated balance sheet as of June 30, 2006 and March 31, 2006, respectively. No tax benefits were recorded with respect to share-based compensation expense recorded during the six and three months ended June 30, 2006.

For the three and six-month periods ended June 30, 2006, the Company recorded $83,000 and $165,000 of expense associated with share-based payments, respectively, which would not have been recorded prior to the adoption of SFAS No. 123R. As a result of the adoption of SFAS No. 123R, loss from continuing operations increased by $83,000 for the three months ended June 30, 2006, and income from continuing operations was reduced by $165,000 for the six months ended June 30, 2006. Basic and diluted net income/loss per share for the three and six-months ended June 30, 2006 was $.02 and $.04 lower, respectively as a result of the adoption of SFAS No. 123R. There was no impact on cash flows as a result of the adoption of SFAS No. 123R.

Through 2005, the Company accounted for its stock option plans using the intrinsic value method. Had the fair value method prescribed by SFAS 123 been used to account for share-based compensation for the six and three months ended June 30, 2005, net income and net income per share would have been reduced to the following pro forma amounts (unaudited, in thousands, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net income – as reported	$316	$451
Fair value of stock-based compensation	(99)	(297)

Net income – pro forma	$217	$154

Net income per share – basic – as reported	$0.08	$0.12

Net income per share – diluted – as reported	$0.07	$0.10

Net income per share – basic – pro forma	$0.06	$0.04

Net income per share – diluted – pro forma	$0.05	$0.03

4.	Inventories:

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventory details are as follows (unaudited, in thousands):

	June 30, 2006	December 31, 2005

Raw material	$757	$745
Work in process	19	55
Finished goods	443	356

Total inventory	$1,219	$1,156

After the announcement by the Company’s component suppliers that new components are available to replace certain of their end-of-life components currently used in the Company’s FaxPress products, the Company purchased approximately two years worth of these end-of-life components in an effort to guarantee a smooth supply of its FaxPress Products to its customers while it continues to develop new replacement products. As of June 30, 2006, the Company had approximately $306,000 worth of end-of-life components as compared to $390,000 at December 31, 2005. The Company believes that most of these end-of-life components will be utilized in the following two years, resulting in insignificant amounts of excessive inventory, or none at all.

Inventories are reduced for excess and obsolete products. These write-downs are based on management’s review of inventories on hand on a quarterly basis, compared to management’s assumptions about future demand, market conditions and anticipated timing of the release of product upgrades or next generation products. If actual market conditions for future demand are less favorable than those projected by the Company or if product upgrades or next generation products are released earlier than anticipated, additional inventory write-downs may be required. Obsolete products removed from gross inventory are physically scrapped.

5.	Segment Information:

The Company has determined that it operates in one segment. Sales by geographic area are determined by the location of the customer and are summarized as follows (unaudited, in thousands):

	Three months ended		Six months ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

United States	$2,091	$2,170	$4,657	$4,360
Europe	98	119	311	212
Pacific Rim	176	290	316	531
Rest of Americas, excluding United States	47	267	117	337

Total Sales	$2,412	$2,846	$5,401	$5,440

As a result of errors noted in previous disclosures, the Company has reclassified its sales by geographic area as reported in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. This reclassification is between geographic areas and does not change the amount of total sales, net income, cash flows, or earnings per share. The as-reported and corrected sales by geographic area for the three months ended March 31, 2006 are summarized as follows (unaudited, in thousands):

	Three months ended March 31, 2006

	As-Reported	Corrected

Sales:
United States	$2,224	$2,566
Europe	626	213
Pacific Rim	69	140
Rest of Americas, excluding United States	70	70

Total sales	$2,989	$2,989

Customers that individually accounted for greater than 10% of net sales are as follows (unaudited, dollar amounts in thousands):

	Three months ended				Six months ended

	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
Customer	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

A	$480	16%	$415	15%	$1,114	21%	$870	16%
B	$568	19%	$773	27%	$1,423	26%	$1,475	27%
C	*	*	$256	9%	*	*	$520	10%

* This customer accounted for less than 10% in 2006.

6.	Commitments and Contingencies:

Contingencies

From time to time and in the ordinary course of business, the Company is involved in various legal proceedings and third party assertions of patent or trademark infringement claims against the
11

Company in the form of letters and other forms of communication. The Company is not currently involved in any litigation which, in management’s opinion, would have a material adverse effect on its business, operating results, cash flows or financial condition. However, there can be no assurance that any such proceeding will not escalate or otherwise become material to the Company’s business in the future.

Lease Commitments

The following represents combined aggregate maturities for all of the Company’s financing and commitments under operating and capital leases as of June 30, 2006 (unaudited, in thousands):

	Operating Leases	Capital Lease Obligations	Total Commitments

Six months ending December 31, 2006	$104	$6	$110
Year ending December 31, 2007	207	—	207
Year ending December 31, 2008	207	—	207
Year ending December 31, 2009	86	—	86

Total Commitments	$604	$6	$610

The lease on the Company’s headquarters facility was extended for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value.

The Company leases certain of its equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal and escalation clauses and purchase provisions and require the Company to pay taxes, insurance and maintenance costs. As of June 30, 2006, the Company had $6,000 outstanding under a loan and security agreement, which was subject to an interest rate of 12.8%.

The Company renewed its line of credit with Silicon Valley Bank in July 2006, which now matures on July 30, 2007. The revolving line of credit provides for borrowings of up to $6.0 million. Borrowings under this line of credit agreement are collateralized by all of the Company’s assets and bear interest at the bank’s prime rate plus 0.50%. The Company is required to maintain certain minimum cash and investment balances with the bank and to meet certain other financial covenants. As of June 30, 2006, the Company has not drawn down on the line of credit and was in compliance with debt covenants and all other terms of the agreement.

Product Warranties and Guarantor Arrangements

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the Statement of Operations as a Cost of Sales. A reconciliation of the changes in the Company’s warranty liability is as follows (unaudited, in thousands):

	Three months ended		Six months ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Balance at beginning of period	$24	$18	$21	$13
Accruals for warranties issued during the period	—	—	4	5
Actual warranty expense	(3)	—	(4)	—

Balance at end of period	$21	$18	$21	$18

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. Management is in the process of determining the impact, if any, of the adoption of FIN 48; however, the Company does not currently anticipate that the adoption of this Interpretation will have a material effect on its financial position or results of operations.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties. Our operating results may vary significantly from quarter to quarter due to a variety of factors, including changes in our product and customer mix, constraints in our manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, fluctuations in distribution partner inventory levels, changes in pricing policy by us or our competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures, and economic conditions in the United States, Europe and Asia. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” or the “Company” refer to Castelle. Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the risks and uncertainties discussed herein, as well as other risks set forth under Item 1A of Part II of this Form 10-Q below and in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Consolidated Statements of Operations – As a Percentage of Net Sales (unaudited)

	Three months ended		Six months ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net Sales:
Products	67%	74%	70%	74%
Services	33%	26%	30%	26%

Net sales	100%	100%	100%	100%

Cost of sales:
Products	27%	24%	27%	22%
Services	11%	9%	10%	10%

Cost of sales	38%	33%	37%	32%

Gross profit	62%	67%	63%	68%

Operating expenses:
Research and development	18%	15%	17%	16%
Sales and marketing	30%	22%	26%	22%
General and administrative	18%	20%	19%	23%

Total operating expenses	66%	57%	62%	61%

Operating income/(loss)	(4)%	10%	1%	7%

Interest income, net	3%	1%	3%	1%
Other expense, net	(1)%	*	(1)%	*

Income/(loss) before provision for income taxes	(1)%	11%	3%	8%

Provision for income taxes	—	—	—	—

Net income/(loss)	(1)%	11%	3%	8%

* Less than 1%

Results of Operations

Net Sales

	Three months ended		Six months ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

	(unaudited, in thousands)
Net Sales
Products	$1,607	$2,116	$3,794	$4,009
Services	805	730	1,607	1,431

Total net sales	$2,412	$2,846	$5,401	$5,440

                Net sales for the second quarter of 2006 decreased 15% to $2.4 million from $2.8 million for the same period in 2005. Net sales of $5.4 million for the first six months of 2006 were relatively unchanged as compared to the same period in 2005.

                Product sales for the second quarter of 2006 decreased 24% to $1.6 million from $2.1 million for the same period in 2005, mostly attributable to lower shipments of our products to our distribution partners due their periodic adjustments of inventory levels. Product sales of $3.8 million for the first six months of 2006 represent a 5% decrease from $4.0 million for the first six months of 2005.

                Service sales are comprised primarily of extended warranty and support programs as well as 60-days of maintenance bundled with initial product sales. Sales related to these arrangements are recognized ratably over the period of the arrangement. Service sales for the second quarter of 2006 increased 10% to $805,000 from $730,000 for the same period in 2005. For the first six months of 2006, service sales increased 12% to $1.6 million from $1.4 million for the same period in 2005. The increase in service sales was primarily due to increased sales of extended warranty contracts due to an increase in our installed customer base.

Sales by geographic area for the three and six months ended June 30, 2006 and 2005 are summarized as follows (unaudited, in thousands):

	Three months ended		Six months ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

United States	$2,091	$2,170	$4,657	$4,360
Europe	98	119	311	212
Pacific Rim	176	290	316	531
Rest of Americas, excluding United States	47	267	117	337

Total Sales	$2,412	$2,846	$5,401	$5,440

                Sales in the United States for the second quarter of 2006 were $2.1 million, as compared to $2.2 million for the same period in 2005, representing 87% and 76% of total net sales in the second quarter of 2006 and 2005, respectively. United States sales for the first six months of 2006 were $4.7 million, as compared to $4.4 million for the same period in 2005, representing 86% and 80% of total net sales for the first six months of 2006 and 2005, respectively. The increase in sales is mostly attributable to higher sales from services, offset in part by lower product shipments to the distribution channels.

                International sales (excluding sales to the rest of the Americas) for the second quarter of 2006 were $274,000 as compared to $409,000 for the same period in 2005, representing 11% and 14% of net sales for the second quarter of 2006 and 2005, respectively. International sales were $627,000 for the first six months of 2006, as compared to $743,000 for the same period in 2005, representing 12% and 14% of total net sales for the first six months of 2006 and 2005, respectively. The decrease in international sales is primarily due to lower demand of the FaxPress and FaxPress Premier fax server products from Japan and Hong Kong during the six month period ended June 30, 2006.

                Sales to the rest of the Americas (excluding the United States) for the second quarter of 2006 were $47,000 as compared to $267,000 for the same period in 2005, representing 2% and 9% of total net sales for the second quarter of 2006 and 2005, respectively. Sales in the second quarter of 2005 included a shipment of FaxPress Premier server products to a certain customer in Latin America of $203,000. For the six months ended June 30, 2006 and 2005 sales to the rest of the Americas were $117,000 and $337,000, respectively, representing 2% and 6% of net sales for the first six months of 2006 and 2005, respectively.

Cost of Sales; Gross Profit

	Three months ended		Six months ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

	(unaudited, dollar amounts in thousands)
Cost of sales:
Products	$643	$674	$1,434	$1,216
Services	276	258	552	528

Total cost of sales	919	932	1,986	1,744

Gross profit	1,493	1,914	3,415	3,696
Gross profit %	62%	67%	63%	68%

                Gross profit for the second quarter of 2006 and 2005 was $1.5 million and $1.9 million, respectively, or 62% and 67% of net sales for the second quarter of 2006 and 2005, respectively. Gross profit for the first six months of 2006 and 2005 was $3.4 million and $3.7 million, respectively, or 63% and 68% of net sales for the first six months of 2006 and 2005, respectively. The decrease in gross profit margins in the three and six month ended June 30, 2006 as compared to the same periods in 2005 was primarily due to more FaxPress Premier fax servers shipped at higher cost of sales than FaxPress fax server products, and share-based compensation expenses of $16,000 included in the first six months of 2006.

Research & Development

                Research and product development expenses for the second quarter of 2006 were $431,000, or 18% of net sales, as compared to $418,000, or 15% of net sales, for the same period in 2005. For the first six months of 2006, research and development expenses were $916,000, as compared to $857,000 for the same period of 2005, or 17% of net sales for both periods. The increase in research and product development expenses of $13,000 over the three month period, and $59,000 over the six month period, was primarily due to share-based compensation expenses, which were not present in the same periods in 2005.

Sales & Marketing

                Sales and marketing expenses for the second quarter of 2006 were $719,000, or 30% of net sales, as compared to $618,000, or 22% of net sales, for the same period in 2005. Sales and marketing expenses were $1.4 million for the first six months of 2006, and $1.2 million for the same period of 2005, representing 26% and 22%, respectively, of net sales for these period. The increase of $101,000 in sales and marketing expenses for the second quarter of 2006 compared to the same period in 2005 is primarily due to higher product advertising expenses of $23,000, an increase in trade show related expenditures of $50,000, and sales commissions of $27,000. We expect trade show related expenses to be more in line with historical spending levels. The increase of $176,000 over the six month period is mainly due to share-based compensation expenses of $17,000, along with higher sales commission expenses of $72,000, an increase in product advertising expenses of $42,000, and an increase in trade show related expenses of $53,000.

General & Administrative

                General and administrative expenses were $439,000 for the second quarter of 2006 as compared to $582,000 for the same period in 2005, representing 18% and 20% of net sales of the second quarter of 2006 and 2005, respectively. For the first six months of 2006, general and administrative expenses were $1.1 million, or 20% of net sales, as compared to $1.2 million, or 23%

of net sales, for the first six months of 2005. The decrease of $143,000 for the second quarter is primarily due to $74,000 in accounting and legal fees related to the restatement of our historical financial statements in 2004 incurred in the year ago quarter, along with lower compensation expenses of $76,000 in the second quarter of 2006 primarily because of lower incentive payments due to performance goals that were not met, partially offset by share-based compensation expense of $41,000 incurred in the second quarter of 2006. The decrease of $162,000 for the six months ended June 30, 2006 is primarily due to $177,000 in accounting and legal fees incurred during the first six months of 2005 related to the restatement of our historical financial statements along with lower employee compensation expenses of $67,000 because of lower incentive payments due to performance goals that were not met, partially offset by share-based compensation expenses of $74,000 during the first six months of 2006. General and administrative expenses are expected to increase in fiscal 2006 as we begin to prepare for Sarbanes-Oxley internal control compliance.

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

                Significant management judgment is required in determining the provision for income taxes, and, in particular, any valuation allowance recorded against our deferred tax assets. During 2005, we again reviewed the need for a valuation allowance against our deferred tax assets. As a result of this review, we determined that, based on 2005 financial results and projected future taxable income, an increase in the valuation allowance was necessary. We recorded a tax provision in 2005 of $395,000 resulting from federal and state provision and an increase in the valuation allowance. Due to our continued operating profitability over 18 straight quarters and a determination that it is more likely than not that certain future tax benefits will be realized, a total of $1.1 million of our deferred tax assets has been recognized and was included on our consolidated balance sheet as of December 31, 2005. Based in large part on our projected future taxable income, we did not record income tax provision in the first quarter of 2006. We will record a tax provision in future periods when all available non-operating losses and tax credit carryforwards are fully utilized or the remaining deferred tax assets are deemed to be unrealizable.

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

Liquidity and Capital Resources

	June 30, 2006	December 31, 2005
	(unaudited, in thousands)

Cash and cash equivalents	$7,002	$6,766
Working capital	$7,129	$6,784
Working capital ratio	3.9	3.6
18

                Since the initial public offering of our common stock in December 1995, our principal source of funding has been cash from our operations, with some funding from capital equipment lease lines. As of June 30, 2006, we had $7.0 million of cash and cash equivalents, an increase of $236,000 from December 31, 2005. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities of $312,000, offset by $108,000 in cash used in investing activities.

                Our operating activities generated cash of $312,000 in the first six months of 2006 primarily due to net income of $172,000 and improved cash collections from outstanding accounts receivables of $128,000. Net cash used in investing activities of $108,000 over the six month period ended June 30, 2006 was primarily used for the purchase of computer hardware and software which is in line with historical requirements. Net cash provided by financing activities in the first six months of 2006 of $32,000 is primarily due to proceeds from the exercise of stock options.

                In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.25 million worth of shares of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of our management. No time limit was set for the completion of this program. As of June 30, 2006, we have repurchased from open market and negotiated transactions a total of 1.67 million shares for $1.8 million, at an average per share price of $1.10. We performed no stock repurchases during 2006 or 2005. However, we may continue to execute our buyback program as we deem necessary.

                We renewed our line of credit with Silicon Valley Bank in July 2006, which now matures on July 30, 2007. The revolving line of credit provides for borrowings of up to $6.0 million. Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank’s prime rate plus 0.50%. We are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of June 30, 2006, we have not drawn down on the line of credit and were in compliance with debt covenants and all other terms of the agreement.

                We lease certain of our equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require us to pay taxes, insurance and maintenance costs. As of June 30, 2006, we had $6,000 outstanding under a loan and security agreement, which is subject to an interest rate of 12.8%.

                We lease our headquarters in Morgan Hill, California. We extended our building lease for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value. As of June 30, 2006, future minimum payments under the lease were $604,000.

The following represents combined aggregate maturities for all our financing and commitments as of June 30, 2006 (unaudited, in thousands):

	Payments Due by Period

Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years

Capital (Finance) Lease Obligations	$6	$6	—	—	—

Operating Lease Obligations	$604	$207	$397	—	—

Total contractual cash obligations	$610	$213	$397	—	—

                In addition, because we are dependent on a small number of distributors for a significant portion of the revenues from our products, the loss of any of our major distributors or their inability to satisfy their payment obligations to us could have a significant adverse effect on our business, operating results and financial condition. In both the first six months of 2006 and 2005, our two largest distributors collectively represented approximately 45% of our net sales.

We believe that, for the periods presented, inflation has not had a material effect on our operations.

Recent Accounting Pronouncements:

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. Management is in the process of determining the impact, if any, of the adoption of FIN 48; however, we do not currently anticipate that the adoption of this Interpretation will have a material effect on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no holdings of derivative financial or commodity instruments at June 30, 2006. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of our money market accounts and related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of these investments. Although sharp declines in interest rates could seriously harm interest earnings, such declines are not expected to materially affect our overall financial position, results of operations or cash flows. In addition, while much of our revenue is transacted in U.S. Dollars, certain spending is transacted in Pounds Sterling. These amounts are not currently material to our financial statements and, therefore, we believe that changes in foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were, as of the end of such period, effective for this purpose.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

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

There have been no material changes to the risk factors described under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005, t.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 26, 2006. At the meeting, our shareholders voted on the following two proposals and cast their votes as follows:

Proposal 1: To elect the following nominees as directors:

Nominee	For	Withheld

Donald L. Rich	3,454,683	154,665
Scott C. McDonald	3,604,648	4,700
Peter R. Tierney	3,155,569	48,196
Robert H. Hambrecht	3,561,152	48,196
Robert O. Smith	3,604,648	4,700

Proposal 2: To ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the 2006 fiscal year:

For	Against	Abstain

3,607,183	1,030	1,135

ITEM 5.	OTHER INFORMATION

(a)

None.

(b)

On August 4, 2006, our Board of Directors amended and restated our Amended and Restated Bylaws in order to require that advance written notice be received by us not less than one hundred twenty (120) days prior to an annual meeting of shareholders of any shareholder proposal to be brought before such annual meeting of shareholders or any nomination by a shareholder of a person for election as a director at such annual meeting of shareholders.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Third Amendment to Loan and Security Agreement, dated as of July 18, 2006, by and between Registrant and Silicon Valley Bank Loan Agreement

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

* This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
23

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTELLE

By:	/s/ Scott C. McDonald Scott C. McDonald Chief Executive Officer and President (Principal Executive Officer)	Date: August 14, 2006

By:	/s/ Paul Cheng Paul Cheng Vice President of Finance and Administration Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: August 14, 2006
24

EXHIBIT INDEX

Exhibit No.	Description

10.1	Third Amendment to Loan and Security Agreement, dated as of July 18, 2006, by and between Registrant and Silicon Valley Bank Loan Agreement

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

* This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
25