Form 10-Q
period 2006-09-30
CASTELLE \CA\
filed 2006-11-13
CIK 908605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of registrant’s common stock outstanding as of October 31, 2006 was 4,020,727.

1

CASTELLE Table of Contents PAGE

PART I - FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3
PART II - OTHER INFORMATION	22

SIGNATURES	23
2

PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS CASTELLE CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	September 30, 2006	December 31, 2005

Assets:
Current assets:
Cash and cash equivalents	$7,397	$6,766
Accounts receivable, net of allowance for doubtful accounts of $32 and $27, respectively	1,156	1,137
Inventories	1,130	1,156
Prepaid expenses and other current assets	285	135
Deferred income taxes	212	212

Total current assets	10,180	9,406

Property and equipment, net	260	200
Other non-current assets	125	140
Deferred income taxes, non-current	928	928

Total assets	$11,493	$10,674

Liabilities and Shareholders’ Equity:
Current liabilities:
Short-term debt	$2	$14
Accounts payable	186	286
Accrued liabilities	851	824
Deferred revenue	1,715	1,498

Total current liabilities	2,754	2,622

Shareholders’ equity:
Common stock, no par value:
Authorized: 25,000 shares
Issued and outstanding: 4,024 and 3,986, respectively	28,138	27,860
Accumulated deficit	(19,399)	(19,808)

Total shareholders’ equity	8,739	8,052

Total liabilities and shareholders’ equity	$11,493	$10,674

See accompanying notes to condensed consolidated financial statements.
3

CASTELLE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three months ended		Nine months ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net Sales:
Products	$1,762	$1,946	$5,556	$5,955
Services	856	755	2,463	2,186

Total net sales	2,618	2,701	8,019	8,141

Cost of sales:
Products	766	772	2,200	1,988
Services	248	250	800	778

Total cost of sales	1,014	1,022	3,000	2,766

Gross profit	1,604	1,679	5,019	5,375

Operating expenses:
Research and development	450	395	1,366	1,252
Sales and marketing	548	646	1,941	1,862
General and administrative	443	416	1,498	1,633

Total operating expenses	1,441	1,457	4,805	4,747

Operating income	163	222	214	628

Interest income, net	88	44	237	104
Other expense, net	(14)	(18)	(42)	(33)

Income before provision for income taxes	237	248	409	699

Provision for income taxes	—	—	—	—

Net income	$237	$248	$409	$699

Net Income per share:
Net income per common share - basic	$0.06	$0.06	$0.10	$0.18
Net income per common share - diluted	$0.05	$0.05	$0.09	$0.16
Shares used in per share calculation - basic	4,026	3,940	4,017	3,875
Shares used in per share calculation - diluted	4,466	4,567	4,473	4,494

See accompanying notes to condensed consolidated financial statements.
4

CASTELLE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine months ended

	September 30, 2006	September 30, 2005

Cash flows from operating activities:
Net income	$409	$699
Adjustment to reconcile net income to net cash provided by
operating activities:
Share-based compensation	248	—
Depreciation and amortization	93	148
Provision for doubtful accounts	2	20
Provision for excess and obsolete inventory	24	(394)
Allowance for sales returns and stock rotation	(12)	(72)
Changes in assets and liabilities:
Accounts receivable	(10)	(120)
Inventories	2	860
Prepaid expenses and other current assets	(149)	(20)
Accounts payable	(100)	(313)
Accrued liabilities	27	(12)
Deferred revenue	218	261

Net cash provided by operating activities	752	1,057

Cash flows from investing activities:
Acquisition of equipment	(138)	(131)
Acquisition of licenses	—	(400)

Net cash used in investing activities	(138)	(531)

Cash flows from financing activities:
Repayment of long-term debt	(13)	(12)
Repurchase of common stock	(11)	—
Proceeds from exercise of stock options	41	178

Net cash provided by financing activities	17	166

Net increase in cash and cash equivalents	631	692

Cash and cash equivalents at beginning of period	6,766	5,599

Cash and cash equivalents at end of period	$7,397	$6,291

See accompanying notes to condensed consolidated financial statements.
5

CASTELLE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Castelle and its wholly-owned subsidiary in the United Kingdom (collectively, the “Company”). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying condensed consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All intercompany balances and transactions have been eliminated. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated have been included. The condensed consolidated balance sheet data as of December 31, 2005 was derived from the Company’s audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of results that the Company expects for any future period, or for the entire year.

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

Basic and diluted net income per share are calculated as follows for the three and nine months ended September 30, 2006 and 2005 (unaudited, in thousands, except per share amounts):

	Three months ended		Nine months ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Basic:
Weighted average common shares outstanding	4,026	3,940	4,017	3,875

Net income	$237	$248	$409	$699

Net income per common share – basic	$0.06	$0.06	$0.10	$0.18

Diluted:
Weighted average common shares outstanding	4,026	3,940	4,017	3,875
Common equivalent shares from stock options	440	627	456	619

Shares used in per share calculation – diluted	4,466	4,567	4,473	4,494

Net income	$237	$248	$409	$699

Net income per common share – diluted	$0.05	$0.05	$0.09	$0.16

The calculation of diluted shares outstanding for the three months ended September 30, 2006 and 2005 excluded 414,000 shares and 35,000 shares, respectively, of common stock issuable upon exercise of outstanding stock options as their effect was anti-dilutive in the period. The calculation of diluted shares outstanding for the nine months ended September 30, 2006 and 2005 excluded 414,000 shares and 133,000 shares, respectively, of common stock issuable upon exercise of outstanding stock options as their effect was anti-dilutive in the period.

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

The fair value of each of the Company’s option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected stock price volatility is based on historical volatility of the Company’s common stock over the estimated expected life of the options. The expected life of options granted is based on historical experience and on the terms and conditions of the options. Separate groups of option awardees that have similar historical exercise behavior are considered separately for valuation purposes. The ranges of the assumptions given below that were used to value option grants result from certain groups of option awardees exhibiting different behavior. Additionally, the Company uses historical data to estimate employee forfeitures. Our estimated cumulative forfeiture rates over the vesting period of the options granted were calculated at

2% for directors and 20% for employees. The risk-free rates are based on the U.S. Treasury yield curve in effect at the time of grant.

As of September 30, 2006, the Company had 850,000 shares of common stock reserved for issuance under the 2002 Plan, of which 635,000 shares were subject to outstanding options and 213,000 shares were available for future grants of stock awards. There were 646,000 shares subject to options outstanding under prior plans.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions for options granted during the nine months ended September 30, 2006:

September 30, 2006

Risk-free interest rate	4.58% - 5.13%

Expected life	3 - 5 years

Expected dividends	—

Volatility	49% - 59%

A summary of option activity during the nine months ended September 30, 2006 is presented below (unaudited):

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at Dec. 31, 2005	1,302	$1.94	4.2	$2,526
Granted	29	$3.10
Exercised	(41)	$0.98
Forfeited	(4)	$2.76
Expired	(3)	$3.35
Outstanding at September 30, 2006	1,281	$1.99	3.7	$2,555

Exercisable at September 30, 2006	1,030	$1.73	3.2	$1,781

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $1.56 and $2.68, respectively. The total intrinsic value of all options (which is the amount by which the stock price exceeded the exercise price of the options at the date of exercise) exercised during the nine months ended September 30, 2006 and 2005 was $87,000 and $400,000, respectively.

As of September 30, 2006, there was $206,000 of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 0.9 years.

Share-Based Compensation Expense: Total compensation costs recognized in the Company’s financial statements relating to its stock option plans in the three and nine months ended September 30, 2006 were $71,000 and $236,000, respectively, and included the following financial statement line items (unaudited, in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006

Share-based compensation expense by caption:

Cost of products	$6	$6

Cost of services	8	24

Research and development	23	81

Sales and marketing	7	24

General and administrative	27	101

Total share-based compensation:	$71	$236

Share-based compensation expense of $13,000 was capitalized and included in inventory on the Company’s condensed consolidated balance sheet as of September 30, 2006. No tax benefits were recorded with respect to share-based compensation expense recorded during the three and nine months ended September 30, 2006.

For the three and nine-month periods ended September 30, 2006, the Company recorded $71,000 and $236,000 of expense associated with share-based payments, respectively, which would not have been recorded prior to the adoption of SFAS No. 123R. As a result of the adoption of SFAS No. 123R, income from continuing operations was reduced by $71,000 and $236,000, respectively, for the three and nine months ended September 30, 2006. Basic net income per share for the three and nine-months ended September 30, 2006 was $0.02 and $0.06 lower, respectively as a result of the adoption of SFAS No. 123R. Diluted net income per share for the three and nine-months ended September 30, 2006 was $0.02 and $0.05 lower, respectively as a result of the adoption of SFAS No. 123R. There was no impact on cash flows as a result of the adoption of SFAS No. 123R.

Through 2005, the Company accounted for its stock option plans using the intrinsic value method. Had the fair value method prescribed by SFAS 123 been used to account for share-based compensation for the three and nine months ended September 30, 2005, net income and net income per share would have been reduced to the following pro forma amounts (unaudited, in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net income – as reported	$248	$699
Fair value of stock-based compensation	(69)	(243)

Net income – pro forma	$179	$456

Net income per share – basic – as reported	$0.06	$0.18

Net income per share – diluted – as reported	$0.05	$0.16

Net income per share – basic – pro forma	$0.05	$0.12

Net income per share – diluted – pro forma	$0.04	$0.10

4.	Inventories:

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventory details are as follows (unaudited, in thousands):

	September 30, 2006	December 31, 2005

Raw materials	$759	$745
Work in process	20	55
Finished goods	351	356

Total inventory	$1,130	$1,156

After the announcement by the Company’s component suppliers that new components are available to replace certain of their end-of-life components currently used in the Company’s FaxPress products, the Company purchased approximately two years worth of these end-of-life components in an effort to guarantee a smooth supply of its FaxPress Products to its customers while it continues to develop new replacement products. As of September 30, 2006, the Company had approximately $291,000 worth of end-of-life components as compared to $390,000 at December 31, 2005. The Company believes that most of these end-of-life components will be utilized in the following two years, resulting in insignificant amounts of excessive inventory, or none at all.

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

The Company has determined that it operates in one segment. Sales by geographic area are determined by the location of the customer and are summarized as follows (unaudited, in thousands):

	Three months ended		Nine months ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

United States	$2,285	$2,335	$6,942	$6,390
Europe	106	116	417	588
Pacific Rim	149	140	465	716
Rest of Americas, excluding United States	78	110	195	447

Total Sales	$2,618	$2,701	$8,019	$8,141

Customers that individually accounted for greater than 10% of net sales are as follows (unaudited, dollar amounts in thousands):

	Three months ended				Nine months ended

	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
Customer	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

A	$607	23%	$540	20%	$1,721	21%	$1,411	17%
B	$710	27%	$767	28%	$2,133	27%	$2,243	28%

6.	Commitments and Contingencies:

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

Lease Commitments

The following represents combined aggregate maturities for all of the Company’s financing and commitments under operating and capital leases as of September 30, 2006 (unaudited, in thousands):

	Operating Leases	Capital Lease Obligations	Total Commitments

Three months ending December 31, 2006	$52	$2	$54
Year ending December 31, 2007	207	—	207
Year ending December 31, 2008	207	—	207
Year ending December 31, 2009	86	—	86

Total Commitments	$552	$2	$554

The lease on the Company’s headquarters facility was extended for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value.

The Company leases certain of its equipment under various operating and capital leases that expire at various dates through the end of fiscal 2006. The lease agreements frequently include renewal and escalation clauses and purchase provisions and require the Company to pay taxes, insurance and maintenance costs. As of September 30, 2006, we have no long term debts related to these operating and capital leases.

The Company renewed its line of credit with Silicon Valley Bank in July 2006, which now matures on July 30, 2007. The revolving line of credit provides for borrowings of up to $6.0 million. Borrowings under this line of credit agreement are collateralized by all of the Company’s assets and bear interest at the bank’s prime rate plus 0.50%. The Company is required to maintain certain minimum cash and investment balances with the bank and to meet certain other financial covenants. As of September 30, 2006, the Company has not drawn down on the line of credit and was in compliance with debt covenants and all other terms of the agreement.

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

	Three months ended		Nine months ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Balance at beginning of period	$21	$18	$21	$13
Accruals for warranties issued during the period	—	3	4	8

Actual warranty costs	(4)	—	(8)	—

Balance at end of period	$17	$21	$17	$21

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

7.	Stock Buyback:

In the third quarter of 2006, the Board of Directors of the Company authorized it, from time to time, to repurchase at market prices, up to $1 million worth of shares of its common stock for cash in open market, negotiated or block transactions. The timing of such transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of the Company’s management. No time limit was set for the completion of this program. At the time of the approval by its Board of Directors, the Company had approximately 4 million shares of common stock outstanding. As of October 31, 2006, the Company has repurchased from open market transactions a total of 11,000 shares for a total purchase price of $30,000, at an average per share price of $2.86. The Company intends to continue to execute its buyback program as the Company’s management deems advisable.

8.	Recent Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. Management is in the process of determining the impact, if any, of the adoption of FIN 48.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company does not anticipate that the application of SAB 108 will have a material effect on its financial position or results of operations.

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

Consolidated Statements of Operations – As a Percentage of Net Sales (unaudited)

	Three months ended		Nine months ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net Sales:
Products	67%	72%	69%	73%
Services	33%	28%	31%	27%

Net sales	100%	100%	100%	100%

Cost of sales:
Products	29%	29%	27%	24%
Services	10%	9%	10%	10%

Cost of sales	39%	38%	37%	34%

Gross profit	61%	62%	63%	66%

Operating expenses:
Research and development	17%	15%	17%	15%
Sales and marketing	20%	24%	24%	23%
General and administrative	17%	15%	19%	20%

Total operating expenses	54%	54%	60%	58%

Operating income	7%	8%	3%	8%

Interest income, net	3%	1%	3%	1%
Other expense, net	(1%)	*	(1%)	*

Income before provision for income taxes	9%	9%	5%	9%

Provision for income taxes	—	—	—	—

Net income	9%	9%	5%	9%

* Less than 1%

Results of Operations

Net Sales

	Three months ended		Nine months ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

	(unaudited, in thousands)
Net Sales
Products	$1,762	$1,946	$5,556	$5,955
Services	856	755	2,463	2,186

Total net sales	$2,618	$2,701	$8,019	$8,141

                Net sales for the third quarter of 2006 decreased 3% to $2.6 million from $2.7 million for the same period in 2005. Net sales for the first nine months of 2006 decreased 1% to $8.0 million from $8.1 million for the same period in 2005.

                Product sales for the third quarter of 2006 decreased 9% to $1.8 million from $1.9 million for the same period in 2005 mainly due to lower North American revenues resulting from lower demand for our fax server products. Product sales of $5.6 million for the first nine months of 2006 represent a 7% decrease from $6.0 million for the first nine months of 2005, mostly attributable to lower shipments of our products to our distribution partners due to their periodic adjustment of inventory levels during the second quarter of 2006.

                Service sales are comprised primarily of extended warranty and support programs as well as 60-days of maintenance bundled with initial product sales. Sales related to these arrangements are recognized ratably over the period of the arrangement. Service sales for the third quarter of 2006 increased 13% to $856,000 from $755,000 for the same period in 2005. For the first nine months of 2006, service sales increased 13% to $2.5 million from $2.2 million for the same period in 2005. The increase in service sales was primarily due to increased sales of extended warranty contracts due to an increase in our installed customer base.

Sales by geographic area for the three and nine months ended September 30, 2006 and 2005 are summarized as follows (unaudited, in thousands):

	Three months ended		Nine months ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

United States	$2,285	$2,335	$6,942	$6,390
Europe	106	116	417	588
Pacific Rim	149	140	465	716
Rest of Americas, excluding United States	78	110	195	447

Total Sales	$2,618	$2,701	$8,019	$8,141

                Sales in the United States for the third quarter of 2006 were $2.3 million, comparable to the sales in the same period in 2005, representing 87% and 86% of total net sales in the third quarter of 2006 and 2005, respectively. United States sales for the first nine months of 2006 were $6.9 million, as compared to $6.4 million for the same period in 2005, representing 87% and 78% of total net sales for the first nine months of 2006 and 2005, respectively. The increase in sales is mostly attributable to higher sales from services, offset in part by lower product shipments to the distribution channels.

                International sales (excluding sales to the rest of the Americas) for the third quarter of 2006 were $255,000 as compared to $256,000 for the same period in 2005, representing 10% and 9% of net sales for the third quarter of 2006 and 2005, respectively. International sales were $882,000 for the first nine months of 2006, as compared to $1,304,000 for the same period in 2005, representing 11% and 16% of total net sales for the first nine months of 2006 and 2005, respectively. The decrease in international sales during the nine month period ended September 30, 2006 was primarily due to a longer than anticipated lead time to evaluate our FaxPress Premier fax server products by our primary Pacific Rim integrator, resulting in a delay in orders for our fax server products.

                Sales to the rest of the Americas (excluding the United States) for the third quarter of 2006 were $78,000 as compared to $110,000 for the same period in 2005, representing 3% and 4% of total net sales for the third quarter of 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005 sales to the rest of the Americas were $195,000 and $447,000, respectively, representing 2% and 5% of net sales for the first nine months of 2006 and 2005, respectively. Sales in the first nine months of 2005 included a shipment of FaxPress Premier server products to a certain customer in Latin America of $203,000.

Cost of Sales; Gross Profit

	Three months ended		Nine months ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

	(unaudited, dollar amounts in thousands)
Cost of sales:
Products	$766	$772	$2,200	$1,988
Services	248	250	800	778

Total cost of sales	1,014	1,022	3,000	2,766

Gross profit	1,604	1,679	5,019	5,375
Gross profit %	61%	62%	63%	66%

                Gross profit for the third quarter of 2006 and 2005 was $1.6 million and $1.7 million, respectively, or 61% and 62% of net sales for the third quarter of 2006 and 2005, respectively. Gross profit for the first nine months of 2006 and 2005 was $5.0 million and $5.4 million, respectively, or 63% and 66% of net sales for the first nine months of 2006 and 2005, respectively. The decrease in gross profit margins in the nine months ended September 30, 2006 as compared to the same periods in 2005 was primarily due to more FaxPress Premier fax server products sold at a higher average selling price than FaxPress fax server products. FaxPress Premier fax server products yield a lower gross profit percentage as compared to FaxPress fax server products.

Research & Development

                Research and product development expenses for the third quarter of 2006 were $450,000, or 17% of net sales, as compared to $395,000, or 15% of net sales, for the same period in 2005. For the first nine months of 2006, research and development expenses were $1,366,000, or 17% of net sales, as compared to $1,252,000, or 15% of net sales for the same period of 2005. The increase in research and product development expenses of $55,000 for the third quarter of 2006 compared to the same period in 2005 is primarily due to share-based compensation expenses of $23,000. The increase of $113,000 over the nine month period was primarily due to share-based compensation expenses of $81,000. No share-based compensation expenses were incurred in fiscal 2005.

Sales & Marketing

                Sales and marketing expenses for the third quarter of 2006 were $548,000, or 21% of net sales, as compared to $646,000, or 24% of net sales, for the same period in 2005. Sales and marketing expenses were $1.9 million for the first nine months of 2006, comparable to the same period of 2005, representing 24% and 23%, respectively, of net sales for these period. The decrease of $98,000 in sales and marketing expenses for the third quarter of 2006 compared to the same period in 2005 is primarily due to a $37,000 decrease in sales commissions earned, a decrease in consulting expenses of $35,000, and a decrease in trade show and travel related expenses of $23,000. The increase of $79,000 over the nine month period is mainly due to a $50,000 increase in sales commissions earned, and a $61,000 increase in expenses related to customer lead generation activities, offset by a decrease in consulting expenses of $16,000.

General & Administrative

                General and administrative expenses were $443,000 for the third quarter of 2006 as compared to $416,000 for the same period in 2005, representing 17% and 15% of net sales of the third quarter of 2006 and 2005, respectively. The increase of $27,000 for the third quarter of 2006 compared to the same period in 2005 is primarily due to $27,000 in share-based compensation expense. For the first nine months of 2006, general and administrative expenses were $1.5 million, or 19% of net sales, as compared to $1.6 million, or 20% of net sales, for the first nine months of 2005. The decrease of $135,000 for the nine months ended September 30, 2006 is primarily due to $145,000 in accounting and legal fees incurred during the first nine months of 2005 related to the restatement of our historical financial statements, and a $61,000 decrease in employee bonuses, partially offset by $101,000 of share-based compensation expenses included in the first nine months of 2006. No share-based compensation expenses were incurred in fiscal 2006. General and administrative expenses are expected to increase in the fourth quarter of fiscal 2006 and during fiscal 2007 as we begin to prepare for Sarbanes-Oxley internal control compliance.

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

                Significant management judgment is required in determining the provision for income taxes, and, in particular, any valuation allowance recorded against our deferred tax assets. During 2005, we again reviewed the need for a valuation allowance against our deferred tax assets. As a result of this review, we determined that, based on 2005 financial results and projected future taxable income, an increase in the valuation allowance was necessary. We recorded a tax provision in 2005 of $395,000 resulting from federal and state provision and an increase in the valuation allowance. Due to our continued operating profitability over 19 straight quarters and a determination that it is more likely than not that certain future tax benefits will be realized, a total of $1.1 million of our deferred tax assets has been recognized and was included on our consolidated balance sheet as of December 31, 2005. Based in large part on our projected future taxable income, we did not record income tax provision in the first three quarters of 2006. We will record a tax provision in future periods when all available net operating losses and tax credit carryforwards are fully utilized or the remaining deferred tax assets are deemed to be unrealizable.

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

Liquidity and Capital Resources

	September 30, 2006	December 31, 2005
	(unaudited, in thousands)

Cash and cash equivalents	$7,397	$6,766
Working capital	$7,426	$6,784
Working capital ratio	3.7	3.6

                Since the initial public offering of our common stock in December 1995, our principal source of funding has been cash from our operations, with some funding from capital equipment lease lines. As of September 30, 2006, we had $7.4 million of cash and cash equivalents, an increase of $631,000 from December 31, 2005. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities of $752,000, offset by $138,000 in cash used in investing activities.

                Our operating activities generated cash of $752,000 in the first nine months of 2006 primarily due to our net income. Net cash used in investing activities of $138,000 over the nine month period ended September 30, 2006 was primarily used for the purchase of computer hardware and software which is in line with historical requirements.

                In the third quarter of 2006, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $1 million worth of shares of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of our management. No time limit was set for the completion of this program. At the time of the approval by our Board of Directors, we had approximately 4 million shares of common stock outstanding. As of October 31, 2006, we have repurchased from open market transactions a total of 11,000 shares for $30,000, at an average per share price of $2.86. We intend to continue to execute our buyback program as our management deems advisable.

                We renewed our line of credit with Silicon Valley Bank in July 2006, which now matures on July 30, 2007. The revolving line of credit provides for borrowings of up to $6.0 million. Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank’s prime rate plus 0.50%. We are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of September 30, 2006, we have not drawn down on the line of credit and were in compliance with debt covenants and all other terms of the agreement.

                We lease certain of our equipment under various operating and capital leases that expire at various dates through 2006. The lease agreements frequently include renewal, escalation clauses and purchase provisions, and require us to pay taxes, insurance and maintenance costs. As of September 30, 2006, we have no long term debts related to these operating and capital leases.

                We lease our headquarters in Morgan Hill, California. We extended our building lease for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value. As of September 30, 2006, future minimum payments under the lease were $552,000.

The following represents combined aggregate maturities for all our financing and commitments as of September 30, 2006 (unaudited, in thousands):

	Payments Due by Period

Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years

Capital (Finance) Lease Obligations	$2	$2	—	—	—

Operating Lease Obligations	$552	$207	$345	—	—

Total contractual cash obligations	$554	$209	$345	—	—

                In addition, because we are dependent on a small number of distributors for a significant portion of the revenues from our products, the loss of any of our major distributors or their inability to satisfy their payment obligations to us could have a significant adverse effect on our business, operating results and financial condition. In the first nine months of 2006, our two largest distributors collectively represented approximately 48% of our net sales, during the same period of 2005, our two largest distributors collectively represented approximately 45% of our net sales.

We believe that, for the periods presented, inflation has not had a material effect on our operations.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. Management is in the process of determining the impact, if any, of the adoption of FIN 48.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company does not anticipate that the application of SAB 108 will have a material effect on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no holdings of derivative financial or commodity instruments at September 30, 2006. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of our money market accounts and related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of these investments. Although sharp declines in interest rates could seriously harm interest earnings, such declines are not expected to materially affect our overall financial position, results of operations or cash flows. In addition, while much of our revenue is transacted in U.S. Dollars, certain spending is transacted in Pounds Sterling. These amounts are not currently material to our financial statements and, therefore, we believe that changes in foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a)

None.

(b)

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

* This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTELLE

By:	/s/ Scott C. McDonald	Date: November 13, 2006
Scott C. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Paul Cheng	Date: November 13, 2006
Paul Cheng
Vice President of Finance and Administration
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
23

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

* This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
24