Form 10-K
period 2006-12-31
CASTELLE \CA\
filed 2007-03-30
CIK 908605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No ✓

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K . ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):.

Large Accelerated Filer__                                 Accelerated Filer__                                Non-Accelerated Filer ✓

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓

The approximate aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market on June 30, 2006 was $11,368,474.

The number of shares of Registrant’s common stock outstanding at February 28, 2007 was 4,045,021.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K are incorporated by reference from certain portions of the Registrant’s proxy statement relating to its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2007.

Castelle Table of Contents

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

1

PART I

ITEM 1.          BUSINESS

                 The following summary should be read in conjunction with, and is qualified in its entirety by, the more detailed information and Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

                Castelle was incorporated in California in 1987, and its principal offices are located at 855 Jarvis Drive, Suite 100, Morgan Hill, California 95037. Unless the context otherwise requires, references in this Form 10-K to “we,” “us,” or the “Company” refer to Castelle. Our telephone number is (408) 852-8000. Castelle®, LANpress® and JetPress® are registered trademarks of the Company. FaxPressTM, FaxPress PremierTM, FaxPress EnterpriseTM, FaxPress PlusTM and InfoPressTM are trademarks of the Company. This Annual Report on Form 10-K includes trademarks and trade names of other companies. Our common stock is listed on the Nasdaq SmallCap Market under the symbol CSTL. We maintain a Website with the address www.castelle.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. In addition, we intend to disclose on our website any amendments to, or waivers of, our code of business conduct and ethics, that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission and the Nasdaq Stock Market.

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

                 Our products have historically centered on fax and print servers and related technologies. Beginning in 1997, our revenues declined as competition increased with respect to print server products, while at the same time the Internet and other networking technologies advanced. As a result, we experienced annual operating losses during 1997 through 1999. During the past ten years, management has redirected our efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. During 2004, we discontinued our LANpress print server and InfoPress product lines, but will continue to provide support to our customers during the warranty periods. Through the introduction of enhanced fax automation products that generate higher gross profits, restructuring actions and cost reductions, we were able to report operating profits in the fourth quarter of 1999 and in each of the four quarters of 2000. We incurred a loss in 2001 resulting from a decrease in demand for our products due in part to the general downturn of the economy. Our sales and profitability rebounded in 2002, and since then we have had five consecutive years of net profits.

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

2

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

                We are a pioneer in server appliances, establishing “all-in-one” network fax solutions for business and enterprise, with our easy to use fax server product family.

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

                Many fax servers are implemented using complex software that requires the installation of a Windows or UNIX network operating system, a server-class computer, and specialized expensive fax modems. Our fax servers, FaxPress, FaxPress Premier and FaxPress Enterprise, are self-contained units with all the necessary hardware and software to integrate fax into network, desktop, email and back-end applications. As server appliances, they are designed to be easy to use and maintain and we believe that they are more economical than other solutions.

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

Our Strategy

                Our objective is to be a leading supplier of network server appliances worldwide for “all-in-one” network fax solutions for business and enterprise, offering organizations several network fax options: desktop faxing, production faxing, fax and email integration, workflow application integration, and tools for developing custom fax applications. Our fax servers, FaxPress, FaxPress Premier, FaxPress Enterprise, include the FaxPress or FaxPress Plus software suite that enables administrators and users to perform functions such as managing fax queues, creating

3

reports, and viewing fax archives. Our products are installed in many Fortune 1000 companies and small and medium sized businesses worldwide.

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

Products

We develop and market a range of fax servers that enhance network productivity, performance and functionality.

                Fax Server Products: We have incorporated “plug-and-play” and ease of use with our FaxPress family of network fax servers. We position FaxPress, FaxPress Premier and FaxPress Enterprise as the easiest way to add faxing to a company’s network and integrate fax with email. Our FaxPress family of products allow network users to send, receive, route, print, store, edit and retrieve fax transmissions from their own personal computers on a network. Our fax servers can be integrated into an email system creating a unified fax/email environment. The FaxPress family of products enables users to transmit documents directly to a fax device as easily as if they were printing to a local or network printer or sending an email message. The product also provides network administration features such as, monitoring, logging or configuring FaxPress, FaxPress Premier and FaxPress Enterprise users. Our fax server products are designed to comply with current regulatory standards in the United States, Europe and the Pacific Rim. During the past few years, fax products and related services represented almost 100% of our total net sales.

Key features of FaxPress, FaxPress Premier and FaxPress Enterprise products (configured with its current software versions) include:

•
Easy installation and maintenance: FaxPress, FaxPress Premier and FaxPress Enterprise are network fax servers that include all the necessary hardware and software. The hardware system is a box with an integrated 10/100 Base-T Ethernet interface and one to seventy-two fax channels. Our fax server products include all required server and client software.

4

•
Support for popular network operating environments: Our fax server products operate in any local area network based on Microsoft Windows 2000 and 2003; Windows XP, Vista, and Terminal Server; Novell NetWare; or Linux servers.

•
Ability to create a unified fax/email messaging environment: Our fax server products have the ability to integrate fax into a corporate email system, allowing users to send and receive faxes in the same manner as emails. Our products support Microsoft Exchange/Outlook, Lotus Notes, Novell GroupWise, Netscape and other SMTP compatible email systems. Our unique Outlook Direct interface offloads fax processing from the Microsoft Exchange Server while maintaining tight integration with the Outlook client.

•
Integration with many popular accounting and Customer Relationship Management applications: Our fax server products are available with the Reform-for-FaxPress software package from FabSoft that allows users to send faxes from many popular accounting, financial and payroll systems including Oracle, SAP, PeopleSoft, Great Plains, ACCPAC and Macola. Reform can support any application that supports form printing. Our products also integrate with GoldMine contact management software.

•	Ability to send faxes from many applications: Faxing from within any Windows applications such as Microsoft Office and Lotus Smart Suite.

•
Electronic delivery of faxes to desktops: Our fax server products support several methods to deliver incoming faxes direct to the email or fax inbox of the intended recipient. Such methods include Direct Inward Dialing, Dual Tone Multifrequency, T.30 sub-addressing, and line routing.

•
Internet faxing capabilities reduce transmission costs: Our fax server products enable users to connect several units via the Internet or the Intranet to form a private Fax-over-IP network that can significantly reduce the cost of fax transmissions.

•
Integration into custom applications: We provide a software development kit that allows programmers to integrate fax functions into their current applications or to create new customized applications that use the FaxPress, FaxPress Premier, or FaxPress Enterprise servers.

•
Software options: We offer a range of value-added software options that increase the functionality of our FaxPress, FaxPress Premier and FaxPress Enterprise systems and enable these servers to address specialized applications as mentioned above. Software upgrades and options are available to the installed base units at prices starting at $495.

                We offer a family of FaxPress, FaxPress Premier and FaxPress Enterprise fax server systems ranging from entry-level products targeted for small businesses with fewer than 50 users to high-end fax solutions capable of supporting enterprise-wide installations. The suggested list prices for our server products range from $1,995 to $81,495. Server pricing is based on hardware model, with no per-user costs. The FaxPress 2500 and 5000 families come with the FaxPress 9.x network fax software that adds integration with popular email packages, and many advanced fax management and integration features. The FaxPress Premier and Enterprise families come with the FaxPress Plus 4.x network fax software.

                In July 2006, we announced the release of our new FaxPress Enterprise™ Redundant Fax Server, the newest addition to our FaxPress Enterprise family of digital fax servers, providing an all-in-one redundant fax solution for T1, E1 or ISDN environments. Duplicated and backup hardware components provide increased reliability for business-critical faxing. In the event of a hardware failure, the backup components are designed to automatically take over allowing the fax server to continue to operate. The server-class hardware closely monitors the system and simultaneously sends notification to the administrator reporting the failed component. FaxPress Enterprise Redundant features include:

• Dual hot swappable hard disk drives
5

• RAID technology for disk mirroring

• Dual hot swappable power supplies

• Dual hot swappable cooling fans

• Dual Gigabit Ethernet connectivity with client cross over support

• Industrial grade hardware

•	Support for Digital T1, E1 and ISDN Environments in single or dual configurations for auto failover

                In August 2006, we announced that we will enter into the fax-over-IP (FoIP) market with a new generation of network fax servers that support internet protocol (IP) faxing, which will be the fastest growing segment of the fax server market from 2004 to 2009, according to a report by independent research firm, Davidson Consulting. We expect to release our new generation of IP fax servers in 2007. As companies implement full IP telephony solutions or voice over IP (VoIP), the demand for IP fax solutions is also expected to increase. By utilizing the IP faxing T.38 protocol, users are able to send faxes in real time, receiving status and confirmation as the fax is sent over the VoIP network. The advantages of IP faxing include significant savings on long distance charges, accelerated document processing and centralized management for the network administrator.

                The following table summarizes our FaxPress, FaxPress Premier and FaxPress Enterprise system products :

Network Environment

Product Model	Number of Channels	Email Integration	Network Topology	NetWare 3.x, 4.x, 5.x, 6.x (IPX,IP)	Windows NT/2000/XP/2003 /Vista

FaxPress 2500	1, 2	✓	Ethernet	✓	✓
FaxPress 5000	2, 4 or 8	✓	Ethernet	✓	✓
FaxPress Premier Analog	4, 8, 12, 16	✓	Ethernet	n/a	✓
FaxPress Enterprise Digital	8, 24, 48, 72	✓	Ethernet	n/a	✓
T1
FaxPress Enterprise ISDN	4, 8, 12	✓	Ethernet	n/a	✓
FaxPress Enterprise Digital	10, 30, 60, 90	✓	Ethernet	n/a	✓
E1

Research and Product Development

                We have invested substantially in research and product development since inception. We believe our future performance will depend in large part on our ability to enhance our current products, to expand our product offerings, to maintain technological competitiveness, and to meet an expanding range of customer requirements. We spent $1.8 million, $1.7 million and $1.7 million in research and product development activities in 2006, 2005 and 2004, respectively.

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

                In January 2007, we released version 9.0 of our FaxPress software, following the release of FaxPress Plus software version 4.0 in 2005. Our current version of the FaxPress Plus software is 4.1.1. The new releases of FaxPress 9.0 and FaxPress Plus 4.1.1 Network Fax Software offer a new level of email integration, expanded operating environments and fax automation. It integrates with popular multi-functional peripherals from such suppliers as Xerox, HP, Canon eCopy, Ricoh GlobalScan, EFI and Sharp OSA. It includes improved integration with Microsoft Exchange, enhanced Windows XP/2003/Vista and Citrix MetaFrame XP support, improved Microsoft Office support, production faxing and fax automation made easy. In 2006, we released our new FaxPress Enterprise™ Redundant Fax Server, which provides full hardware redundancy for fax applications.

                 The current FaxPress, FaxPress Premier and FaxPress Enterprise fax server product lines are continuously being enhanced to offer greater integration into corporate networking environments. In addition, we expect to release a new generation of network fax servers that support IP faxing by early 2007.

Sales, Marketing and Distribution

                Our products are installed in many Fortune 1000 firms and small and medium sized businesses worldwide. We sell our products through multiple channels, determined by the product, market and customer need. We have an established two-tier domestic and international distribution network of leading national and regional network product distributors and resellers. Software enhancements and options that complement the FaxPress products are primarily marketed directly by us to registered end users. The direct sales group works closely with distributors and value-added resellers (“VARs”) in qualifying sales opportunities for the fax server products. Demand for our products is created through a variety of marketing programs. These programs are targeted toward end-users to stimulate demand for the products and toward distributors, resellers, VARs and e-commerce vendors to promote the product in the sales channel. These programs include targeted and active participation in industry networking and communication trade shows, as well as advertising in associated publications. We increase awareness of our products by Internet marketing via targeted e-advertising, publishing and sponsoring email newsletters, enhancing our Web presence, print advertising, conducting direct mail campaigns, offering seminars, trade shows and conferences, and other forms of public relations efforts. Our Web site has been updated and designed to assist customers in obtaining information about our products and contacting our sales personnel.

                Our products are well suited for sale by e-commerce vendors, and we have experienced success working with leading resellers such as CDW and Insight.

                In 2006, Ingram Micro and Tech Data, our domestic distributors, individually accounted for more than 10% of our sales and collectively represented approximately 47% of our net sales. In 2005 and 2004, the same distributors together accounted for approximately 43% and 44%, respectively, of our net sales. Total sales to customers located in the Pacific Rim, Europe and rest of Americas comprised approximately 14%, 20%, and 18% of our net sales in 2006, 2005 and 2004, respectively.

Customer Service and Support

                We provide customers with support services, which are available to assist customers with installation, use and operation issues in an effort to ensure smooth and reliable operation of our products. Our network engineers, located at corporate headquarters, provide technical support via telephone, fax and email during normal business days from 6:00 a.m. to 5:00 p.m. (Pacific Time). Support is provided under warranty terms as well as through extended warranty agreements sold directly to the customer by us. We also provide other customer support through our Web site. We have an automated call management distribution system that provides improved levels of support to help resolve customer issues.

Manufacturing

                Our current in-house manufacturing operations consist primarily of material planning, final testing, quality control and service repair. Most of our products are manufactured by third-party manufacturers that provide customized, integrated manufacturing services, including procurement, manufacturing, printed circuit board assembly and final testing. These arrangements enable us to shift certain costs to such providers, thereby allowing us to focus resources on our product development efforts. The failure of such manufacturers to meet their contractual commitments to us could cause delays in product shipments, thereby potentially adversely affecting our business, operating results and financial condition.

                We do not currently have any material long-term supply contracts with any of our manufacturing subcontractors or component suppliers. We purchase finished products and components on a purchase order basis. We own all engineering, sourcing documentation, functional test equipment and tooling used in manufacturing our products and believe that we could shift product assembly to alternate suppliers if necessary. Certain key components of our products, including a modem chip set from Conexant, microprocessors from Motorola and integrated circuits and modem boards from Dialogic Corporation, and Kendin, are currently available from single sources. Other components of our products are currently available from only a limited number of sources. In addition, certain manufacturers have announced the end-of-life of certain standard off-the-shelf components which are being used by us in the making of our FaxPress Products. However, we purchased several years worth of supplies of these end-of-life components in an effort to guarantee an uninterrupted supply of FaxPress Products to our customers while we continue to develop new replacement products.

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

Employees

                As of March 11, 2007, we employed a total of 40 full-time equivalent personnel, 8 in operations, 10 in sales and marketing, 7 in engineering, 8 in customer service and 7 in finance and administration. We have not experienced a work stoppage, no employees are represented by a labor organization and we consider our employee relations to be good.

Executive Officers

                The names and ages of our executive officers as of February 28, 2007 are set forth below:

Name	Age	Position
Scott C. McDonald	53	President, Chief Executive Officer
Eric Chen	54	Senior Vice President, Engineering and Business Development
Paul Cheng	58	Vice President, Finance and Administration, Chief Financial Officer and Secretary
Richard Fernandez	47	Vice President, Operations
Edward J. Heinze	61	Vice President, Worldwide Sales
Michael Petrovich	45	Vice President, North America Sales

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

Paul Cheng

         Mr. Cheng has served as our Vice President, Finance and Administration since April 2000. In March 2001, Mr. Cheng was also appointed as Chief Financial Officer and Secretary. Mr. Cheng brings more than 20 years of financial experience from a career that was launched in Hong Kong where he was the Plant Controller of Fairchild Semiconductor Hong Kong Ltd. Before joining our company, he served as the Vice President of Finance and Administration at Eclipse International, Inc., a systems development company, from April 1997 to March 2000. In addition, he has held various executive positions including Vice President of Finance at Quintus Corporation, a developer of customer relations management software from 1993 to 1995 and Corporate Controller at Power Integration, Inc., a semiconductor manufacturer from 1995 to 1997. Mr. Cheng is a member of the Chartered Certified Accountants and holds a BS in Accounting from Hong Kong.

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

Edward J. Heinze

         Mr. Heinze has served as our Senior Vice President, Sales since July 2006. From January 2000 to July 2006, Mr. Heinze served as our Vice President, Sales, U.S. From 1994 to January 2000, Mr. Heinze served in several capacities including Product Manager of the Fax Product Line, and Regional Sales Manager. Before joining our company, Mr. Heinze served in several capacities at Visual/White Pine Software, a software developer, including Vice President of Sales. Prior to his tenure at White Pine, he was Chief Operations Officer for XMARK, a computer systems manufacturer, and Vice President of Sales and Marketing at EIT, Millicom, Olympia, and Ontel. He holds a BS degree from Waynesburg College.

Michael Petrovich

         Mr. Petrovich has served as our Vice President, North American Sales since July 2006. From October 2000 to July 2006, Mr. Petrovich served as our Vice President, Sales, International and has been with us since 1992. Prior to joining us, Mr. Petrovich was the marketing communications manager for Novell’s National Reseller Organization, a software company. In this role Mr. Petrovich focused on business strategies and development of Novell’s direct reseller sales channel. Before joining Novell, Mr. Petrovich held sales and marketing positions at Excelan, a LAN manufacturer, and International Microcircuits Incorporated, a semiconductor company. Mr. Petrovich holds a BA in Behavioral Sciences from San Jose State University.

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

                Other factors contributing to fluctuations in our quarterly operating results include:

•	changes in the demand for our products;

•	customer order deferrals in anticipation of new versions of our products;

•	the introduction and acceptance of new products and product enhancements by us or our competitors;

•	the effects of filling the distribution channels following introductions of new products and product enhancements;

•	potential delays in the availability of announced or anticipated products;

•	the mix of product and service revenue,

•	the commencement or conclusion of significant development contracts;

•	the timing of significant marketing and sales promotions ; and

•	changes in income tax provisions or benefits

                Based on the foregoing, we believe that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be viewed as indications of future performance.

We have a history of losses and may not be able to sustain profitability.

                Though we have been profitable in recent years, we have experienced significant operating losses in the past and, as of December 31, 2006, had an accumulated deficit of $19.1 million. Our development and marketing of current and new products will continue to require substantial expenditures. We incurred $591,000 of losses as recently as 2001 due to a slowdown in demand for our products due in part to industry-wide adverse economic conditions. We were able to recover and since then we have five consecutive years of net profits. There can be no assurance that growth in net sales will be achieved or profitability sustained in future years.

All of our revenue comes from the sale of fax server products and related services, and a decline in demand for those products and related services would harm our business, operating results and financial condition.

                We derived all of our revenue from the sale of fax server products and related services in 2006. We expect that our current products and related services will continue to account for most of our sales in the near future. A decline in demand for our fax server products as a result of competition, technological change, shortages of components or other factors, or a delay in the development and market acceptance of new features and products, would have a material adverse effect on our business, operating results and financial condition.

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

                Sales to customers located outside the United States accounted for approximately 14%, 20% and 18% of our net sales in 2006, 2005 and 2004, respectively. We sell our products in approximately 40 foreign countries through approximately 50 international distributors. We expect that international sales will continue to represent a significant portion of our product revenues and that we will be subject to the normal risks of international sales, such as export laws, currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. There can be no assurance that we will not experience difficulties resulting from changes in foreign laws relating to the export of our products in the future. In addition, because we primarily invoice foreign sales in U.S. dollars, fluctuations in exchange rates could affect demand for our products by causing prices to be out of line with products priced in the local currency. Additionally, any such difficulties would have a material adverse effect on our international sales and a resulting material adverse effect on our business, operating results and financial condition. We may experience fluctuations in European sales on a quarterly basis because European sales may be weaker during the third quarter than the second quarter due to extended holiday shutdowns in July and August. There can be no assurance that we will be able to maintain the level of international sales in the future. Any fluctuations in international sales will significantly affect our operating results and financial condition.

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

                We have identified and may from time to time identify a number of deficiencies in our disclosure controls and procedures. In connection with the audit of the consolidated financial statements for the year ended December

31, 2006, our independent registered public accounting firm, Grant Thornton LLP, determined that we had internal control deficiencies that constituted “significant deficiencies”. Furthermore, we cannot assure you that we will be able to implement enhancements on a timely basis in order to prevent a failure of our internal controls or enable us to furnish future unqualified certifications. A significant deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or significant deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price. Any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.

We depend on proprietary technology, and inability to develop and protect this technology or license it from third parties could adversely affect our business, operating results and financial condition.

                Our success depends to a certain extent upon our technological expertise and proprietary software technology. We rely upon a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our technologies. Despite the precautions taken by us, it may be possible for unauthorized third parties to copy our products or to reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries either do not protect our proprietary rights or offer only limited protection. Given the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that our current or future products will not be subject to third-party claims of infringement. Any litigation to determine the validity of any third-party claims could result in significant expense and divert the efforts of our technical and management personnel, whether or not any litigation is determined in favor of us. In the event of an adverse result in litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that we would be successful in this development or that any such licenses would be available on commercially reasonable terms. We also rely on technology licensed from third parties. There can be no assurance that these licenses will continue to be available upon reasonable terms, if at all. Any impairment or termination of our relationship with third-party licensors could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our precautions will be adequate to deter misappropriation or infringement of our proprietary technologies.

                From time to time, we have received, and may receive in the future, communications asserting that our products infringe the proprietary rights of third parties or seeking indemnification against the alleged infringement. There can be no assurance that third parties will not assert infringement claims against us with respect to current or future products or that any assertion will not require us to enter into royalty arrangements or result in costly litigation. Any claims, with or without merit, can be time consuming and expensive to defend. There can be no assurance that any intellectual property litigation will not have a material adverse effect on our business, operating results and financial condition.

If a third party asserts that we are infringing proprietary technology rights, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, which could harm our business.

           Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

           Third parties have in the past sent us letters and other communications regarding their intellectual property, and in the future, we may receive claims that our products infringe or violate their intellectual property rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from selling our products. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We may also be obligated to indemnify our customers or business partners in connection with any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be required to enter into royalty, license or other agreements. We may not be able to obtain these agreements at all or on terms acceptable to us.

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

Voting control by officers, directors and principal shareholders may delay, defer or prevent a change of control.

                At February 28, 2007, our officers, directors and principal shareholders beneficially owned approximately 51% of the outstanding shares of common stock. Accordingly, together they have the ability to significantly influence the election of our directors and other corporate actions requiring shareholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control.

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

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

                Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the Securities Exchange Commission (SEC), and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, as of January 1, 2006 we were required to adopt the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” causing us to expense employee stock options. This change decreased our diluted net income per share by $0.17 for the full year 2006. This impact may change based upon additional stock option grants, if any, methodology refinement or other factors.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended)—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of analyzing the impact of FIN 48, which is required to be adopted by the first quarter of fiscal 2007. The adoption of FIN 48 may have an adverse impact on our reported financial results.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

                Not applicable.

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

2005	HIGH	LOW
First Quarter	$3.90	$2.57
Second Quarter	$5.04	$2.73
Third Quarter	$4.50	$3.16
Fourth Quarter	$3.78	$2.93

2006	HIGH	LOW
First Quarter	$3.48	$2.92
Second Quarter	$3.65	$2.70
Third Quarter	$3.15	$2.26
Fourth Quarter	$4.18	$2.55

                The market price of our common stock has been volatile. See “Risk Factors – Our stock price has been volatile, and is likely to continue to be volatile in the future.”

                As of March 9, 2007 there were 765 holders of record of our common stock. On March 9, 2007 the last sale price reported on the Nasdaq SmallCap Market for our common stock was $3.10 per share.

Dividend Policy

                We have not paid cash dividends on our common stock. The Board of Directors periodically reviews the dividend policy and currently intends to retain any and all earnings for use in our business and we do not anticipate paying cash dividends in the foreseeable future. Our credit line provides that we shall not pay any dividend without the Bank’s prior consent.

Performance Graph

                This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Castelle’s under the Securities Act of 1933, as amended or the Exchange Act.

                The following graph shows a comparison of cumulative total returns for the Company, the NASDAQ Stock Market (United States Companies) and the NASDAQ Computer Manufacturers Index for the last five fiscal years ended on December 31, 2006. The graph assumes that $100 was invested on December 31, 2001 in the common stock of the Company, the Nasdaq Market Index and the NASDAQ Computer Manufacturers Index and assumes that all dividends have been reinvested. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Castelle, The NASDAQ Composite Index

And The NASDAQ Computer Manufacturers Index

$0

$50

$100

$150

$200

$250

$300

$350

$400

$450

12/01

12/02

12/03

12/04

12/05

12/06

Castelle

NASDAQ Composite

NASDAQ Computer Manufacturers

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Equity Compensation Plan Information

                The following table sets forth a summary of our equity compensation plans as of December 31, 2006. Details of the plans are discussed in Note 6 to the Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

1988 Equity compensation plan approved by security holders	7,000	$2.37	-0-

1998 (1988) Equity compensation plan (As Amended) approved by security holders	595,866	$0.95	-0-

2002 Equity compensation plan approved by security holders	436,281	$3.05	214,996

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	1,039,147	$1.83	214,996

Stock Buyback Program

                In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $750,000 of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at our discretion. No time limit was set for the completion of this program. The Company has not repurchased any of its common stock since then under this program. This stock buyback program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. We made the following repurchases pursuant to this stock buyback program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

2002	19,500	$1.03	19,500	$730,000
2003	46,500	1.04	46,500	680,000

Total	66,000	$1.04	66,000	$680,000
21

                In the third quarter of 2006, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $1 million of our common stock for cash in open market, negotiated or block transactions. The timing and exact number of shares purchased will be at our discretion and will depend on market conditions. We do not intend to repurchase any shares from our management team or other insiders. This stock buyback program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. During the fourth quarter of 2006, we made the following repurchases pursuant to this stock buyback program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

2006	22,466	$2.81	22,466	$936,000

Total	22,466	$2.81	22,466	$936,000

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

                The selected consolidated financial data set forth below are derived from our consolidated financial statements. The consolidated statements of earnings data for the years ended December 31, 2004, 2005 and 2006 and the consolidated balance sheet data as of December 31, 2005 and 2006 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of earnings data for the years ended December 31, 2002 and 2003 and the consolidated balance sheet data as of December 2002, 2003 and 2004 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Years ended December 31,

	2006		2005		2004		2003		2002

	(in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF EARNINGS DATA:
Net Sales	$10,590		$10,832		$10,457		$10,180		$9,720

Gross Profit	$6,634		$7,103		$7,075		$6,969		$6,180
Gross Profit as a % of Net Sales	63%		66%		68%		68%		64%

Net income	$669	(1)	$579	(2)	$2,119	(3)	$1,606	(4)	635
Net income as a % of Net Sales	6	%(1)	5	%(2)	20	%(3)	16	%(4)	7%

Net income per share – diluted	$0.15	(1)	$0.13	(2)	$0.48	(3)	$0.38	(4)	$0.14
22

	Years ended December 31,

	2006	2005	2003	2003	2002

	(in thousands, except per share amounts)
CONSOLIDATED BALANCE SHEET DATA:
Cash and Cash Equivalents	$8,259	$6,766	$5,599	$4,614	$3,460	(5)
Working Capital	$7,746	$6,784	$5,750	$4,156	$2,437
Total Assets	$11,979	$10,674	$10,147	$7,803	$5,635
Long-term Liabilities	$—	$—	$14	$29	$44
Shareholders’ Equity	$9,095	$8,052	$7,281	$4,752	$2,926	(5)

(1)  In 2006, we recorded a tax provision of $29,000, or $0.01 per diluted share, resulting from federal and state provision and a decrease in valuation allowance to reflect management’s best estimate of deferred tax assets expected to be utilized in future periods. 2006 federal and state tax liability was almost entirely offset by the utilization of existing net operating losses, and therefore, we do not expect to utilize significant amounts of cash for income tax payments until our $11 million of available net operating loss carryforwards as of December 31, 2006 have been utilized.

(1)  In 2005, we recorded a tax provision of $395,000, or $0.09 per diluted share, resulting from federal and state provision and an increase in valuation allowance to reflect management’s best estimate of deferred tax assets expected to be utilized in future periods. 2005 federal and state tax liability was almost entirely offset by the utilization of existing net operating losses.

(3)  In 2004, we recorded a non-cash tax benefit of $1.1 million, or $0.24 per diluted share. This was a result of releasing a portion of our tax valuation allowance due to our continued profitability and a determination that it is more likely than not that certain future tax benefits will be realized.

(4)  In the fourth quarter of 2003, we recorded a non-cash tax benefit of $526,000, or $0.12 per diluted share, resulting from the release of a portion of our tax valuation allowance. Prior to the fourth quarter of 2003, we had not reported significant income tax expenses because we had utilized available Net Operating Loss (“NOL”) and tax credit carryforwards. These NOLs were fully reserved by a valuation allowance due to uncertainly surrounding the likelihood of their realization. Due to our continued profitability over the past ten quarters and a determination that it was more likely than not that certain future tax benefits will be realized, a portion of the deferred tax assets were recognized in the fourth quarter

(5) In 2002, cash and cash equivalents and shareholders’ equity reflect the use of $2 million of cash for the repurchase of 1.62 million shares of our common stock and the associated expenses.

Unaudited Quarterly Results of Operations

                The following table sets forth certain consolidated quarterly financial data for the eight quarters ended December 31, 2006. This information is unaudited, but in our opinion, has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited interim results. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

Selected Consolidated Quarterly Data (unaudited)

	Year 2006, Quarter Ended

	Mar 31	Jun 30	Sep 30	Dec 31

	(in thousands, except per share data)
Net sales	$2,989	$2,412	$2,618	$2,571
Gross profit	1,922	1,493	1,604	1,615
Operating income/(loss)	147	(96)	163	205
Net income/(loss)	206	(34)	237	260	(1)
Net income/(loss) per share, basic	0.05	(0.01)	0.06	0.07	(1)
Net income/(loss) per share, diluted	0.05	(0.01)	0.05	0.06	(1)

(1)         In 2006, we recorded a tax provision of $29,000, or $0.01 per diluted share, resulting from federal and state provision and a decrease in valuation allowance to reflect management’s best estimate of deferred tax assets expected to be utilized in future periods. 2006 federal and state tax liability was almost entirely offset by the utilization of existing net operating losses, and therefore, we do not expect to utilize significant amounts of cash for income tax payments until our $11 million of available net operating loss carryforwards as of December 31, 2006 have been utilized.

	Year 2005, Quarter Ended

	Mar 31	Jun 30	Sep 30	Dec 31

	(in thousands, except per share data)
Net sales	$2,594	$2,846	$2,701	$2,691
Gross profit	1,782	1,914	1,679	1,728
Operating income	110	296	222	241
Net income	135	316	248	(120	)(1)
Net income per share, basic	0.04	0.08	0.06	(0.03	)(1)
Net income per share, diluted	0.03	0.07	0.05	(0.03	)(1)

(1)        Includes a tax provision of $395,000, or $0.09 per diluted share, resulting from the federal and state provision and an increase in valuation allowance to reflect management’s best estimate of deferred tax assets expected to be utilized in future periods..

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

                Our products have historically centered on fax and print servers and related technologies. Starting in 1997, our revenues began to decline as competition increased, with respect to print server products, while at the same time the Internet and other networking technologies advanced. As a result, we experienced annual operating losses beginning in 1997 through 1999. We redirected our efforts to focus on server appliances and on development efforts to integrate existing and future products with the Internet and emerging networking technologies. We introduced our products, the FaxPress 5000 in February 1999, FaxPress 2500 in November 1999, FaxPress SBE in February 2000, the FaxPress 7500 in September 2000 and the FaxPress Premier Analog and FaxPress Enterprise Digital in September 2003. In July 2006, we announced our new FaxPress Redundant Fax Server. In addition, in August 2006, we announced that we will enter into the FoIP market with a new generation of network fax servers that support IP faxing. We expect to release our new generation of IP fax servers in 2007. Today, our analog fax servers can provide up to 16 fax channels, the digital servers up to 72 T1 fax channels, the ISDN servers up to 12 fax channels and the E1 servers up to 90 fax channels. Our current FaxPress and FaxPress Plus software versions are 9.0 and 4.1, respectively, to support our hardware.

                Improved cash management and operating results resulted in positive operating cash flows in 2006, 2005 and 2004. Cash balances increased to $8.3 million at December 31, 2006 from $6.8 million and $5.6 million at December 31, 2005 and December 31, 2004, respectively.

                From time to time, component manufacturers announce the end of life of certain of their products and at the same time introduce replacement components which are usually more efficient or cost effective. We were informed by several of our component suppliers that new components are available to replace certain of their end-of-life components currently used in our FaxPress products. We purchased several years supply of these end-of-life components in an effort to guarantee a smooth supply of our FaxPress Products to our customers. We believe this will give us ample time to develop new replacement products. We believe that most of these end-of-life components will be utilized within approximately the next two years resulting in insignificant amounts of excessive inventory or none at all. We believe that Castelle’s liquidity continues to be strong despite these purchases, as our cash balances increased during the periods when the parts were purchased. Even though we believe we have secured enough components for the next two years, there is no assurance that we will be able to secure additional components in the future, or be able to redesign new products in a timely manner. These end-of-life products represented $281,000 of the ending inventory balance at December 31, 2006 as compared to $390,000 at December 31, 2005.

Critical Accounting Policies

                We have identified the policies below as critical to our business operations and to the understanding of our results of operations. We have defined a critical accounting policy as one that is both important to the portrayal of our financial condition and results of operations and requires our management to make difficult, subjective or complex judgments. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K, beginning on page F-7. Note that preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of our financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates about future events and their effects cannot be made with certainty. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.

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

                The Company accrues a liability for any sales taxes and value-added taxes collected on behalf of various taxing authorities. This liability is relieved when any taxes collected are remitted to the taxing authority. Revenue excludes sales taxes and any value-added taxes.

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

Credit, collection and allowance for doubtful accounts

                We perform ongoing customer credit evaluations based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. When credit criteria are not met, we require cash-on-delivery or payment by credit card before products are shipped. On a quarterly basis, we specifically analyze accounts receivable, historical bad debts, customer concentration, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Such losses have generally been within our expectations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Two customers accounted for 58% and 59% of accounts receivable at December 31, 2006 and 2005, respectively.

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

                In light of the approximately two years worth of end-of-life components we had purchased to ensure a smooth supply of our FaxPress Products to our customers, our management periodically reviews the usage, supply and inventory levels of these parts to determine whether additional purchases or excessive inventory provisions are necessary. At December 31, 2006, we have approximately $281,000 worth of end-of-life components on hand, as compared to $390,000 at December 31, 2005 and we believe that most of these components will be utilized in the following two years resulting in insignificant amounts of excessive inventory, or none at all.

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

Consolidated Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

Net Sales

	Year Ended December 31,

	2006	2005	2004

Net Sales:
Products	$7,253	$7,891	$8,011
Services	3,337	2,941	2,446

Total net sales	$10,590	$10,832	$10,457

                Net sales decreased 2% to $10.6 million in 2006 from $10.8 million in 2005. The decrease of $242,000 was primarily from a decrease in product sales of $638,000, offset by an increase in sales derived from services of $396,000.

                Products sales of $7.3 million in 2006, which represented 68% of total sales in 2006, declined by 8% as compared to $7.9 million in 2005, which represented 73% of total sales in 2005. The lower product sales in 2006 were due largely to the continuing phase-out of our legacy products as a result of our decision in 2004 to divest our legacy products as part of our overall strategy to transition to our new generation of network fax servers, FaxPress Premier and FaxPress Enterprise. This decline in sales of our legacy products, which declined primarily to the international channels, was partially offset by the continuing increase in sales of our new generation FaxPress Premier and Enterprise network fax servers. We anticipate sales of our FaxPress Premier and Enterprise fax servers to continue to grow as we continue to expand our fax server product family.

                Service revenues are comprised of extended warranty and support programs as well as 60-days of maintenance included with initial product sales. Revenue related to these arrangements is recognized ratably over the period of the arrangement. Service revenues, which represented 31% of total sales in 2006, increased 13% to $3.3 million in 2006 from $2.9 million in 2005, which represented 27% of total sales in 2005. The increase in service revenues was primarily due to increased sales of extended warranty contracts mostly due to an increase in our installed customer base and higher average prices of extended warranty contracts on FaxPress Premier and Enterprise fax server products relative to our legacy products. We anticipate service revenues to increase as more FaxPress Premier fax servers are sold.

Sales by geographic area (unaudited)

	Year Ended December 31,

	2006	2005	2004

Net Sales:
United States	$9,064	$8,722	$8,574
Europe	543	722	785
Pacific Rim	659	872	804
Rest of Americas, excluding United States	324	516	294

Total net sales	$10,590	$10,832	$10,457

                Sales in the United States were $9.1 million in 2006 as compared to $8.7 million in 2005, representing 86% and 80%, respectively, of total net sales. The increase in domestic sales was mostly attributable to the increase in service revenues referred to above and the continuing shift in our sales mix to the FaxPress Premier and Enterprise fax server products, which carry higher selling prices.

                International sales (excluding sales to the rest of the Americas) were $1.2 million in 2006 and $1.6 million in 2005, representing 11% and 15% of total net sales, respectively. The decrease in international sales was largely due to the continuing phase-out of our legacy products as a result of our decision in 2004 to divest our legacy products as part of our overall strategy to transition to our new generation of network fax servers, FaxPress Premier and Enterprise. During 2006, our primary Pacific Rim integrator took longer than anticipated lead time to evaluate our FaxPress Premier fax servers, resulting in a delay in orders for our fax server products. The evaluation process has now been satisfactorily completed and we anticipate orders for these servers to increase in 2007. Most of our international sales are denominated in U.S. dollars and thus, could be adversely affected by changes in demand resulting from fluctuations in currency exchange rates.

                Sales to the rest of the Americas, excluding the United States, were $324,000 in 2006, as compared to $516,000 in 2005, representing 3% and 5% of total net sales in 2006 and 2005, respectively. Sales in 2005 included a $203,000 shipment of FaxPress Premier fax server products to a certain customer in Latin America.

In 2006 and 2005, our top two customers Ingram Micro and Tech Data together accounted for approximately 47% and 43% of our net sales, respectively.

Cost of Sales; Gross profit

	Year Ended December 31

	2006	2005	2004

Cost of sales:
Products	$2,931	$2,694	$2,556
Services	1,025	1,035	826

Total cost of sales	$3,956	$3,729	$3,382
Gross profit	$6,634	$7,103	$7,075
Gross profit as % of sales	63%	66%	68%

                Gross profit is equal to net sales less cost of sales. Cost of sales includes cost of materials, including components, manuals, diskettes, packaging materials and shipping. Cost of sales also includes compensation costs and overhead related to our manufacturing operations and technical services, inventory obsolescence and warranty expenses. Gross profit from service revenues in fiscal 2006 increased to $2.3 million, as compared to $1.9 million in 2005, due primarily to an increase in the proportion of FaxPress Premier and Enterprise fax server products sold in 2006 relative to 2005, which have higher average prices on extended support agreements. The higher gross profit from service revenues was offset by lower gross profit from product sales of $4.3 million in 2006 as compared to $5.2 million in 2005 due chiefly to lower product sales and product mix. FaxPress Premier and Enterprise fax server products yield a lower gross profit percentage as compared to FaxPress fax server products. We believe the gross margin percentage achieved in 2006 to be more indicative of future periods than the gross margin percentage achieved during prior years.

                Periodically, we review obsolete and unmarketable products in our inventory and make appropriate allowances for excess and obsolete inventory. Products that are determined to be obsolete and unmarketable are physically scrapped when it is determined that such inventories are no longer usable or salable. In 2006, we identified $70,000 of unmarketable products, which were scrapped and included in cost of sales, as compared to $108,000 worth of unmarketable products scrapped and included in cost of sales in 2005.

Research and Development

	Year Ended December 31

	2006	2005	2004

Research and development expenses	$1,782	$1,683	$1,722
Research and development expenses as % of sales	17%	16%	17%

                Research and development expenses represent costs associated with the development of new products and consist primarily of employee-related expenses, including beginning in 2006, share-based compensation costs, material costs and allocated facility costs. The higher research and development expenses in 2006 were mostly due to $122,000 in share-based compensation expense incurred as a result of the adoption of SFAS 123R. Research and development spending has supported both existing products and the development of new server appliances. We remain committed to the development of highly competitive new products and services through the efficient utilization of our engineering resources.

Sales and Marketing

	Year Ended December 31

	2006	2005	2004

Sales and marketing expenses	$2,502	$2,506	$2,486
Sales and marketing expenses as % of sales	24%	23%	24%

                Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives, product promotion expenses, and allocated facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses are anticipated to continue to remain relatively stable.

General and Administrative

	Year Ended December 31

	2006	2005	2004

General and administrative expenses	$1,931	$2,045	$1,801
General and administrative expenses as % of sales	18%	19%	17%

                General and administrative expenses consist primarily of employee-related expenses, including beginning in 2006, share-based compensation costs, for administration, finance, human resources and general management, as well as consulting, outside services, legal and accounting expenses, and allocated facilities expenses. Share-based compensation costs charged to general and administrative expense were $141,000 during 2006. The decrease in 2006, as compared to 2005, is mainly attributable to accounting fees incurred in the first half of fiscal 2005 related to the restatement of our historical financial statements included in our December 31, 2004 Annual Report on Form 10-K and our response to a series of comment letters issued by the Division of Corporation Finance of the Securities and Exchange Commission during the first quarter of fiscal 2005. General and administrative expenses related to the management assessment portion of Sarbanes-Oxley related internal control compliance are expected to increase in fiscal 2007.

Interest and Other Income (Expenses)

                Interest and other income (expense) consists primarily of interest income earned from our invested cash balances, interest expense on capital leases, bank service fees, and miscellaneous income and expenses. The $174,000 increase in interest and other income (expense) in 2006 as compared to 2005 is primarily due to the interest earned on higher invested cash balances.

Provision for Income Tax

                In fiscal 2004, we recorded a tax benefit of $1.1 million as a result of releasing portions of our tax valuation allowance. During fiscal 2005, we recorded a tax provision of $395,000 as a result of increasing our tax valuation allowance. Consequently, as of December 31, 2005, we had recorded a total of $1.1 million of deferred tax assets. During 2006, we again reviewed the need for a valuation allowance against our deferred tax assets. As a result of this review, we determined that, based on 2006 financial results and projected future taxable income, a slight decrease in the valuation allowance was necessary. We recorded a tax provision in 2006 of $29,000 resulting from federal and state provision offset by the aforementioned decrease in the valuation allowance. Due to our determination that it is more likely than not that certain future tax benefits will be realized, a total of $1.1 million of our deferred tax assets have been recognized and are included on our consolidated balance sheet as of December 31, 2006. As of December 31, 2006, we had approximately $11.4 million of net operating loss (“NOL”) carryforwards available to offset future federal taxable income. In addition, at December 31, 2006, we had federal and California credit carryforwards of approximately $1.3 million and $855,000, respectively. We do not expect to utilize significant amounts of cash for income tax payments until the NOLs have been utilized.

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

In 2005, Ingram Micro and Tech Data, our top two customers together accounted for approximately 43% of our net sales. In 2004, the same two distributors accounted for 44% of our net sales.

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

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2006	December 31, 2005

Cash and cash equivalents	$8,259	$6,766
Working capital	$7,746	$6,784
Working capital ratio	3.7	3.6

                Since our initial public offering of common stock in December 1995, our principal source of funding has been cash from our operations, with some funding from capital equipment lease lines. As of December 31, 2006, we had $8.3 million of cash and cash equivalents, an increase of $1.5 million from December 31, 2005. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities of $1.7 million, partially offset by purchases of $181,000 of computer equipment. As of December 31, 2006, we had no bank debt.

                Our operating activities generated cash of $1.7 million in 2006, primarily due to operating income, improved cash collections from outstanding accounts receivable of $205,000 and reduction of inventories of $140,000.

                In 2006, our net cash from financing activities, which was primarily from proceeds from issuance of common stock of $78,000, was totally offset by cash used in the repurchase of common stock of $64,000 and repayment of notes payable of $13,000. We acquired additional equipment and licenses of $181,000, $593,000 and $35,000 in 2006, 2005 and 2004, respectively. In 2005, net cash provided by financing activities was $177,000 primarily from proceeds from issuance of common stock.

                In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $750,000 of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at our discretion. No time limit was set for the completion of this program. Under this program, we repurchased from open market and negotiated transactions a total of approximately 66,000 shares for approximately $68,000, at an average per share price of $1.04. The Company has not repurchased any of its common stock since then under this program.

                In the third quarter of 2006, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $1 million worth of shares of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of our management. No time limit was set for the completion of this program. At the time of approval by our Board of Directors, we had approximately 4 million shares of common stock outstanding. As of March 21, 2007, we have repurchased from open market transactions a total of 30,000 shares for $88,000, at an average per share price of $2.90. We intend to continue to execute our buyback program as our management deems advisable.

                We renewed our line of credit with Silicon Valley Bank in July 2006, which now matures on July 30, 2007. The revolving line of credit provides for borrowings of up to $6.0 million. Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank’s prime rate plus 0.50%. We are required to maintain certain minimum cash and investment balances with the bank and to meet certain other financial covenants. This credit line provides that we shall not pay any dividend without the Bank’s prior consent.

As of December 31, 2006, we have not drawn down on the line of credit and were in compliance with debt covenants and all other terms of the agreement.

                We lease our headquarters in Morgan Hill, California. We extended our building lease for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value. As of December 31, 2006, future minimum payments under the lease were $501,000.

                The following represents combined aggregate maturities for all our financing and commitments as of December 31, 2006:

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Operating Lease Obligations	$501	$207	$294	—	—

Total contractual cash obligations	$501	$207	$294	—	—

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

OFF BALANCE SHEET TRANSACTIONS

As of December 31, 2006, we did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

              In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended)—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of analyzing the impact of FIN 48, which is required to be adopted by the first quarter of fiscal 2007.

              In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have an effect on the Company’s financial condition, or results of operations.

              In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements”. SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

              In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115”, which permits entities to measure eligible items at fair value. For items where the fair value election is made, we will be required to report unrealized gains or losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, the Company is assessing the impact the adoption of SFAS 159 will have on our financial statements.

              In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of the Company’s financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and applies to the Company’s financial statements for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial condition and results of operations.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                We had no holdings of derivative financial or commodity instruments at December 31, 2006. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. While much of our revenue is transacted in U.S. Dollars, certain spending is transacted in Pounds Sterling. These amounts are not currently material to our financial statements. Therefore we believe that changes in foreign currency exchange rates currently do not materially affect our overall financial position, results of operations or cash flows. The fair value of our money market accounts and related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of these investments. However, sharp declines in interest rates could seriously harm interest earnings.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The consolidated financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

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

ITEM 9B.               OTHER INFORMATION

                Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                The information required by this Item 10 is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), related to our 2007 Annual Meeting of Shareholders to be filed by us with the Securities and Exchange Commission (“SEC”) no later than April 30, 2007 or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

                The information required by this Item 11 is incorporated herein by reference from the Proxy Statement or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information required by this Item 12 is incorporated herein by reference from the Proxy Statement or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

                In October 2002, we engaged W.R. Hambrecht + Co. (“WRH + Co.”), an investment bank, to manage our stock buyback program as approved by the Board of Directors. Mr. Robert Hambrecht, a member of our Board of Directors, is also a director of WRH + Co. Through December 31, 2006, WRH + Co. had received an insignificant amount of compensation under this and subsequent arrangements.

                Other information required by this Item 13 is incorporated herein by reference from the Proxy Statement or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

                The information required by this Item 14 is incorporated herein by reference from the Proxy Statement or will be provided in an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2007.

PART IV ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1)	Financial Statements

2)	Financial Statement Schedules

The following financial statement schedule of Castelle for the years ended December 31, 2006, 2005 and 2004 is filed as part of this Form 10-K and should be read in conjunction with the Company’s Financial Statements.

Page in Form 10-K

Schedule II – Valuation and Qualifying Accounts	F-23

Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Financial Statements or Notes thereto.

3)	Exhibits

See Item 15(b) below.
39

(b)	Exhibits

		Incorporated by Reference

Exhibit Number

	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Registrant’s Amended and Restated Articles of Incorporation.	SB-2/A	33-99628-LA-	12/8/1995	3.3

3.2	Registrant’s Amended and Restated Bylaws	8-K	000-22020	8/8/2006	3.01

4.1	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	SB-2/A	33-99628-LA-	12/14/1995	4.1

10.1*	1995 Non-Employee Directors’ Stock Option Plan, as amended, and form of Director Stock Option Agreement	SB-2/A	111-22020	12/14/1995	10.2

10.2	Distribution Agreement dated February 26, 1990, by and between the Registrant and Ingram Micro D Inc.	SB-2/A	33-99628-LA-	12/8/1995	10.8

10.3*	1988 Equity Incentive Plan, as amended, and form of option agreement	S-8	333-75247	3/29/1999	99.1

10.4	International Distributor Agreement dated April 24, 2001 by and between the Registrant and AMS Limited.	10-K	000-22020	3/29/2002	10.11

10.5	Commercial Tenant Lease Agreement dated August 16, 2000 by and among the Registrant and Kyung S. Lee and Ieesun Kim Lee.	10-K	000-22020	3/29/2002	10.12

10.6	First Amendment to Lease Agreement dated June 1, 2004 by and among the Registrant and by and between Kyung S. Lee and Ieesun Kim Lee.	10-Q	000-22020	8/11/2004	10.1

10.7*	Summary of Severance Agreements with Named Executive Officers.	10-K	000-22020	4/15/2005	10.11

10.8	Employment agreement dated April 22, 2002 by and between the Registrant and Scott McDonald.	10-K	000-22020	3/28/2003	10.16

10.9	Form of Executive Severance and Transition Benefits Agreement dated April 22, 2002 by and between the Registrant and Scott McDonald.	10-K	000-22020	3/28/2003	10.16

10.10*	2002 Equity Incentive Plan.	10-K	000-22020	3/28/2003	10.16

10.11	Loan and Security Agreement dated August 2, 2004 by and between the Registrant and Silicon Valley Bank.	10-Q	000-22020	8/11/2004	10.2

10.12	Loan Modification Agreement dated July 18, 2006 by and between the Registrant and Silicon Valley Bank.	10-Q	000-22020	11/13/2006	10.1

10.13	Addendum dated December 3, 1991 to Distributor Agreement dated February 26, 1990, by and between the Registrant and Ingram Micro Inc.					X

10.14	Distributor Agreement dated September 29, 1997, by and between the Registrant and Tech Data Corporation					X

10.15	International Distributor Agreement dated May 31, 2001, by and between the Registrant and Macnica, Inc.					X

10.16	Amended and Restated International Distributor Agreement dated July 18, 2002, by and between the Registrant and AMS Limited.					X

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm					X

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle					X

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle					X

32.1**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer of Castelle					X

32.2**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle					X
40

*	Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K

**	In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.
41

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the thirtieth day of March 2007.

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

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ SCOTT C. MCDONALD Scott C. McDonald	President, Chief Executive Officer (principal executive officer) and Director	March 30, 2007

/S/ PAUL CHENG Paul Cheng	Vice President, Finance and Administration, Chief Financial Officer (principal accounting officer) and Secretary	March 30, 2007

/S/ DONALD L. RICH Donald L. Rich	Chairman of the Board	March 30, 2007

/S/ ROBERT H. HAMBRECHT Robert H. Hambrecht	Director	March 30, 2007

/S/ ROBERT O. SMITH Robert O. Smith	Director	March 30, 2007

/S/ PETER R. TIERNEY Peter R. Tierney	Director	March 30, 2007
42

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Castelle

We have audited the accompanying consolidated balance sheets of Castelle and its subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castelle and its subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule, for each of the three years in the period ended December 31, 2006, has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements taken as a whole.

As discussed in Note 2 to the consolidated financial statements, Castelle adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment on a modified prospective basis as of January 1, 2006.

Grant Thornton LLP
San Francisco, California
March 27, 2007

F-1

Castelle Consolidated Balance Sheets (in thousands)

	December 31,

	2006	2005

Assets
Current assets:
Cash and cash equivalents	$8,259	$6,766
Accounts receivable, net	932	1,137
Inventories	1,016	1,156
Prepaid expenses and other current assets	238	135
Deferred taxes	185	212

Total current assets	10,630	9,406

Property and equipment, net	280	200
Other assets	125	140
Deferred taxes	944	928

Total assets	$11,979	$10,674

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$14
Accounts payable	349	286
Accrued liabilities	825	824
Deferred revenue	1,710	1,498

Total current liabilities	2,884	2,622

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, no par value:
Authorized: 2,000 shares in 2006 and 2005
Issued and outstanding: none in 2006 and 2005	—	—
Common stock, no par value:
Authorized: 25,000 shares
Issued and outstanding: 4,049 shares at December 31, 2006 and 3,986 shares at December 31, 2005	28,234	27,860
Accumulated deficit	(19,139)	(19,808)

Total shareholders’ equity	9,095	8,052

Total liabilities and shareholders’ equity	$11,979	$10,674

The accompanying notes are an integral part of these financial statements.
F-2

Castelle Consolidated Statements of Earnings (in thousands, except per share data)

	Year Ended December 31

	2006	2005	2004

Net sales:
Products	$7,253	$7,891	$8,011
Services	3,337	2,941	2,446

Total net sales	10,590	10,832	10,457

Cost of sales:
Products	2,931	2,694	2,556
Services	1,025	1,035	826

Total cost of sales	3,956	3,729	3,382

Gross profit	6,634	7,103	7,075

Operating expenses:
Research and development	1,782	1,683	1,722
Sales and marketing	2,502	2,506	2,486
General and administrative	1,931	2,045	1,801

	6,215	6,234	6,009

Operating income	419	869	1,066

Interest income, net	331	163	36
Other expense, net	(52)	(58)	(50)

Income before provision for (benefit from) income taxes	698	974	1,052
Provision for (benefit from) income taxes	29	395	(1,067)

Net income	$669	$579	$2,119

Net income per common share – basic	$0.17	$0.15	$0.59

Net income per common share – diluted	$0.15	$0.13	$0.48

Shares used in per share calculation – basic	4,023	3,904	3,616

Shares used in per share calculation – diluted	4,475	4,488	4,417

The accompanying notes are an integral part of these financial statements.
F-3

Castelle Consolidated Statements of Shareholders’ Equity Years Ended December 31, 2006, 2005 and 2004 (in thousands)

	Common Stock

	Shares	Amount	Accumulated Deficit	Total

Balances, December 31, 2003	3,425	$27,258	$(22,506)	$4,752

Issuance of common stock through exercise of stock options	374	410	—	410
Net income	—	—	2,119	2,119

Balances, December 31, 2004	3,799	27,668	(20,387)	7,281

Issuance of common stock through exercise of stock options	187	192	—	192
Net income	—	—	579	579

Balances, December 31, 2005	3,986	27,860	(19,808)	8,052

Issuance of common stock through exercise of stock options	85	78	—	78
Repurchase and cancellation of common stock	(22)	(64)	—	(64)
Share based compensation	—	360	—	360
Net income	—	—	669	669

Balances, December 31, 2006	4,049	$28,234	$(19,139)	$9,095

The accompanying notes are an integral part of these financial statements.
F-4

Castelle Consolidated Statements of Cash Flows Years Ended December 31, 2006, 2005 and 2004 (in thousands)

	Year Ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net income	$669	$579	$2,119
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	360	—	—
Depreciation and amortization	115	202	206
Allowance for sales returns and stock rotation	(52)	507	886
Deferred taxes	11	383	(997)
Loss on disposal of fixed assets	—	—	2
Changes in assets and liabilities:
Accounts receivable, net	258	(787)	(870)
Inventories	140	629	(608)
Prepaid expenses and other current assets	(103)	299	57
Accounts payable	63	(225)	197
Accrued liabilities	1	(249)	(663)
Deferred revenue	212	245	297

Net cash provided by operating activities	1,674	1,583	626

Cash flows from investing activities:
Acquisition of property and equipment	(181)	(193)	(35)
Acquisition of licenses	—	(400)	—

Net cash used in investing activities	(181)	(593)	(35)

Cash flows from financing activities:
Repayment of notes payable	(14)	(15)	(16)
Repurchase of common stock	(64)	—	—
Proceeds from issuance of common stock	78	192	410

Net cash provided by financing activities	0	177	394

Net increase in cash and cash equivalents	1,493	1,167	985

Cash and cash equivalents, beginning of period	6,766	5,599	4,614

Cash and cash equivalents, end of period	$8,259	$6,766	$5,599

Supplemental Information:
Cash paid during the period for:
Interest	1	3	5

The accompanying notes are an integral part of these financial statements.
F-5

Castelle Notes to Consolidated Financial Statements

1.	Business and Organization of the Company

Castelle develops, manufactures, markets and supports office automation systems that offer organizations several network fax options: desktop faxing, production faxing, fax and email integration, workflow application integration, and tools for developing custom fax applications. Castelle’s FaxPress, FaxPress Premier and FaxPress Enterprise network fax servers include the FaxPress or FaxPress Plus software suite that enables administrators and users to perform functions such as managing fax queues creating reports, and viewing fax archives.

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

Principles of consolidation

The consolidated financial statements include the accounts of Castelle and its wholly owned subsidiary in the United Kingdom. All intercompany balances and transactions have been eliminated.

Financial instruments

Cash equivalents consist of highly liquid investments with original or remaining maturities of three months or less when purchased.
F-6

Castelle Notes to Consolidated Financial Statements

Carrying amounts of financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities included in the Company’s financial statements approximate fair value due to their short-term maturities.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash equivalents. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other available information. The determination of past due status is based on contractual terms. Two customers (both distributors) accounted for 58% and 59% of accounts receivable at December 31, 2006 and 2005, respectively. These same two customers also accounted for 47%, 43% and 44% of the Company’s total sales in 2006, 2005 and 2004, respectively. Although the Company does not require collateral on accounts receivable arising from sales to large, well-established companies, it does require prepayments on certain sales to foreign and smaller companies.

With respect to cash equivalents, the Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy.

Inventories and related allowances for excess and obsolete inventory

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. We record allowances for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based on assumptions about future product life-cycles, product demand and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

We have purchased approximately two years worth of end-of-life components to ensure a smooth supply of our FaxPress Products to our customers. Accordingly, our management reviews periodically the usage, supply and inventory levels of these parts to determine whether additional purchases or excessive inventory provisions are necessary. We had approximately $281,000 and $390,000 worth of end-of-life components on hand at December 31, 2006 and 2005, respectively. We believe that most of these components will be utilized in the following two years, resulting in insignificant amounts of excessive inventory, or none at all.

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

The Company accrues a liability for any sales taxes and value-added taxes collected on behalf of various taxing authorities. This liability is relieved when any taxes collected are remitted to the taxing authority. Revenue excludes sales taxes and any value-added taxes.

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
F-8

Castelle Notes to Consolidated Financial Statements

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

Advertising costs

Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $284,000, $250,000 and $219,000 in 2006, 2005 and 2004, respectively.

Research and development expenses

Costs related to the conceptual formulation and design of both hardware and software products are expensed as research and development while costs incurred subsequent to establishing technological feasibility of software products are capitalized until general release of the product. Generally, technological feasibility is established upon completion of a working model. No significant costs subsequent to such point have been incurred, and all such costs have been expensed to date.

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

Castelle Notes to Consolidated Financial Statements

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

Basic and diluted net income per share are calculated as follows (in thousands except per share amounts):

	2006	2005	2004

Basic:
Weighted average shares	4,023	3,904	3,616

Net income	$669	$579	$2,119

Net income per share	$0.17	$0.15	$0.59

Diluted:
Weighted average shares	4,023	3,904	3,616
Common equivalent shares from stock options	452	585	801

Shares used in per share calculation	4,475	4,488	4,417

Net income	$669	$579	$2,119

Net income per share	$0.15	$0.13	$0.48

The calculation of diluted shares outstanding excludes 392,000, 132,000, and 123,000 shares of common stock issuable upon the exercise of outstanding stock options for the years ended December 31, 2006, 2005, and 2004 respectively, as their effect was antidilutive in the period.

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

Castelle Notes to Consolidated Financial Statements

Share-Based Compensation Expense: Total compensation costs recognized in the Company’s financial statements for the year ended December 31, 2006 was comprised as follows (in thousands):

Year ended December 31, 2006

Share-based compensation expense by caption:

Cost of products	$13

Cost of services	34

Research and development	122

Sales and marketing	35

General and administrative	141

Total share-based compensation:	$345

Share-based compensation expense of $16,000 was capitalized and included in inventory on the Company’s consolidated balance sheet as of December 31, 2006. No tax benefits were recorded with respect to share-based compensation expense recorded during the year ended December 31, 2006.

For the year ended December 31, 2006, the Company recorded $345,000 of expense associated with share-based payments which would not have been recorded prior to the adoption of SFAS No. 123R. As a result of the adoption of SFAS No. 123R, income from continuing operations was reduced by $345,000 for the year ended December 31, 2006. Basic net income per share for the year ended December 31, 2006 was $0.08 lower as a result of the adoption of SFAS No. 123R. Diluted net income per share for the year ended December 31, 2006 was $0.08 lower as a result of the adoption of SFAS No. 123R.

FAS 123R requires the cash flows resulting from the tax benefits related to tax deductions in excess of the compensation costs recognized (excess tax benefits) to be classified as financing cash flows. However, due to the Company’s existing net operating loss carryforwards and the valuation allowance established to reduce the deferred tax assets there were no excess tax benefits. Therefore, there was no impact on cash flows as a result of the adoption of SFAS No. 123R... The Company’s share-based compensation cost is recognized as an expense over the requisite service period using the graded, or accelerated, attribution method, or capitalized as inventory.

Castelle Notes to Consolidated Financial Statements

Through 2005, the Company accounted for its stock option plans using the intrinsic value method. Had the fair value method prescribed by SFAS 123 been used to account for share-based compensation for the years ended December 31, 2005 and December 31, 2004 net income and net income per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Year ended December 31, 2005	Year ended December 31, 2004

Net income – as reported	$579	$2,119
Fair value of stock-based compensation	(310)	(520)

Net income – pro forma	$269	$1,599

Net income per share – basic – as reported	$0.15	$0.59

Net income per share – diluted – as reported	$0.13	$0.48

Net income per share – basic – pro forma	$0.07	$0.44

Net income per share – diluted – pro forma	$0.06	$0.36

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

Recent accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended)—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of analyzing the impact of FIN 48, which is required to be adopted by the first quarter of fiscal 2007.

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have an effect on the Company’s financial condition, or results of operations.

Castelle Notes to Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements”. SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115”, which permits entities to measure eligible items at fair value. For items where the fair value election is made, we will be required to report unrealized gains or losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, the Company is assessing the impact the adoption of SFAS 159 will have on our financial statements.

 In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of the Company’s financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and applies to the Company’s financial statements for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial condition and results of operations.

3.	Balance Sheet Detail (in thousands)

Accounts Receivable, net:

	December 31,

	2006	2005

Accounts receivable	$1,222	$1,484
Less: allowance for sales returns	(265)	(317)
Less: allowance for doubtful accounts	(25)	(30)

Total accounts receivable, net	$932	$1,137

Inventories:

	December 31,

	2006	2005

Raw materials	$669	$745
Work in process	26	55
Finished goods	321	356

Total inventories	$1,016	$1,156

Castelle Notes to Consolidated Financial Statements

Property and equipment:

	December 31,

	2006	2005

Production, test and demonstration equipment	$480	$439
Computer equipment	1,407	1,275
Office equipment	125	120
Leasehold improvements	477	474

	2,489	2,308
Less accumulated depreciation and amortization	(2,209)	(2,108)

Total property and equipment	$280	$200

The Company recorded depreciation and amortization related to property and equipment of $115,000, $202,000 and $206,000 in 2006, 2005 and 2004, respectively.

As of both December 31, 2006 and 2005, the Company had $75,000 of equipment under capital leases. Accumulated amortization associated with these capital leases was $75,000 at both December 31, 2006 and 2005.

Accrued liabilities:

	December 31,

	2006	2005

Accrued compensation	$422	$471
Accrued sales and marketing	175	118
Accrued professional fees	50	44
Advances from customers	58	75
Other accruals	120	116

Total accrued liabilities	$825	$824

Castelle Notes to Consolidated Financial Statements

4.	Commitments and Contingencies

Lease Commitments

The Company has entered into a noncancelable operating lease for its corporate headquarters that expires in 2009 and is responsible for certain maintenance costs, taxes and insurance under the lease. The lease on the Company’s headquarters facility was extended for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value. Future minimum payments under the noncancelable operating lease are as follows (in thousands):

Year Ending December 31,
2007	$207
2008	207
2009	87

$501

Rent expense, including the facility lease and equipment rental, was $222,000, $220,000 and $162,000 for 2006, 2005 and 2004, respectively.

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

	December 31,
	2006	2005

Warranty accrual at the beginning of the year	$21	$13
Accruals for warranties issued during the year	3	10
Settlements made in kind during the year	(8)	(2)

Warranty accrual at the end of the year	$16	$21

As permitted under California law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s

Castelle Notes to Consolidated Financial Statements

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

The Company renewed its line of credit with Silicon Valley Bank in July 2006, which now matures on July 30, 2007. The revolving line of credit provides for borrowings of up to $6.0 million. Borrowings under this line of credit agreement are collateralized by all of the Company’s assets and bear interest at the bank’s prime rate plus 0.50%. The Company is required to maintain certain minimum cash and investment balances with the bank and to meet certain other financial covenants. As of December 31, 2006, the Company had not drawn down on the line of credit and was in compliance with debt covenants and all other terms of the agreement.

6.	Common Stock

Dividend Policy

We have not paid cash dividends on our common stock. The Board of Directors periodically reviews the dividend policy and currently intends to retain any and all earnings for use in our business and we do not anticipate paying cash dividends in the foreseeable future. Our credit line provides that we shall not pay any dividend without the Bank’s prior consent.

Stock Repurchase Program

In the fourth quarter of 2002, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $2.25 million of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions will depend on market conditions, other corporate strategies and will be at our discretion. No time limit was set for the completion of this program. Under this program, we repurchased from open market and negotiated transactions a total of approximately 1.67 million shares for approximately $1.8 million, at an average per share price of $1.10. The Company has not repurchased any of its common stock since then under this program.

In the third quarter of 2006, our Board of Directors authorized management, from time to time, to repurchase at market prices, up to $1 million worth of shares of the Company’s common stock for cash in open market, negotiated or block transactions. The timing of such transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of management. No time limit was set for the completion of this program. At the time of approval by our Board of Directors, we had approximately 4 million shares of common stock outstanding. As of December 31, 2006, we had repurchased from open market transactions a total of 22,000 shares for $64,000, at an average per share price of $2.81. We intend to continue to execute our buyback program as our management deems advisable.

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

Castelle Notes to Consolidated Financial Statements

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

The fair value of each of the Company’s option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected stock price volatility is based on historical volatility of the Company’s common stock over the estimated expected life of the options. The expected term of options granted is based on historical experience, expected exercise behavior, and the terms and conditions of the options. Separate groups of option awardees that have similar historical exercise behavior are considered separately for valuation purposes. The ranges of the assumptions given below that were used to value option grants result from certain groups of option awardees exhibiting different behavior. As a result, the Company established two different groups of option awardees: directors and employees. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant.

As of December 31, 2006, the Company had 850,000 shares of common stock reserved for issuance under the 2002 Plan, of which 633,000 shares were subject to outstanding options and 215,000 shares were available for future grants of stock awards. There were 603,000 shares subject to options outstanding under prior plans.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton model with the following weighted-average assumptions for options granted during the years ended December 31:

Employees	2006	2005	2004

Risk-free interest rate	5.0%	4.4%	4.7%
Expected term	3.0 years	4.5 years	4.7 years
Expected dividends	—	—	—
Volatility	49%	110%	192%

Directors	2006	2005	2004

Risk-free interest rate	5.1%	4.5%	3.8%
Expected term	5.0 years	3.2 years	4.7 years
Expected dividends	—	—	—
Volatility	59%	184%	192%
F-17

Castelle Notes to Consolidated Financial Statements

A summary of option activity during the year ended December 31, 2006 is presented below:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at Dec. 31, 2005	1,301	$1.94
Granted	32	$3.10
Exercised	(85)	$0.92
Forfeited or expired	(12)	$3.25

Outstanding at December 31, 2006	1,236	$2.03	3.6	$2,509

Exercisable at December 31, 2006	1,039	$1.83	3.2	$1,903

The weighted-average grant-date fair value of options granted during 2006, 2005, and 2004 was $1.52, $2.33 and $3.34 per share, respectively. The total intrinsic value of all options (which is the amount by which the stock price exceeded the exercise price of the options at the date of exercise) exercised was $171,000, $433,000 and $791,000 in 2006, 2005, and 2004, respectively.

As of December 31, 2006, there was $151,000 of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 0.9 years.

7.	Income Taxes

The provision (benefit) for income taxes is as follows (amounts in thousands).

	Year Ended December 31,
	2006	2005	2004

Current
Federal	$9	$5	$(70)
State	9	7	1

Total Current	18	12	(69)
Deferred
Federal	16	351	(849)
State	(5)	32	(149)

Total Deferred	11	383	(998)

Total provision (benefit) for income taxes	$29	$395	$(1,067)

Castelle Notes to Consolidated Financial Statements

The Company’s tax provision (benefit) differs from the provision computed using statutory income tax rates as follows (in thousands):

	2006	2005	2004

Federal tax provision at statutory rate	$233	$328	$353
Permanent difference due to
non-deductible expenses	133	10	10
State tax provision, net of federal benefit	5	5	39
Utilization of net operating loss carryovers	—	—	(33)
Change in deferred tax asset/valuation allowance	(342)	221	(1,436)
General business credits	—	(169)	—

	$29	$395	$(1,067)

The components of the net deferred tax assets are as follows (in thousands):

	December 31,

	2006	2005

Inventory allowances and adjustments	$18	$20
Accounts receivable allowances	10	12
Other liabilities and allowances	297	310
Net operating loss carryforwards	3,867	4,274
Tax credit carryforwards	1,905	1,801
Depreciation and amortization	449	515
Valuation allowance	(5,417)	(5,792)

Total net deferred tax assets	$1,129	$1,140

Significant management judgment is required in determining the provision for income taxes, and in particular, any valuation allowance recorded against the Company’s deferred tax assets. During 2006, the Company recorded a tax provision of $29,000, while in 2005 it recorded a tax provision of $395,000. The Company annually reviews the future realization of its deferred tax assets based on the current year’s results and future taxable income. Based on this analysis it determines the appropriate valuation allowance against the deferred tax asset. The tax provision in 2006 reflects a decrease in the valuation allowance because the Company determined that it was more likely than not that certain future tax benefits would be realized as a result of projected future income. At December 31, 2005, as a result of this review, it was determined that an increase in the valuation allowance was necessary.

A portion of deferred tax assets relating to net operating losses pertains to net operating loss carryforwards resulting from tax deductions upon the exercise or disposition of employee stock options of approximately $1.3 million. When, and if, recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction to income tax expense.

At December 31, 2006, the Company had net operating loss carryforwards of approximately $11.4 million and $97,000 available to offset future federal and California taxable income, respectively. These loss carryforwards will expire in varying amounts beginning in 2008. In addition, at December 31, 2006, the Company had federal and California credit carryforwards of approximately $1.3 million and $855,000,

Castelle Notes to Consolidated Financial Statements

respectively. The federal credits expire in varying amounts beginning in 2007. The California credits have no expiration.

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

The Company has a voluntary 401(k) plan covering substantially all employees. The plan provides for employer contributions at the discretion of the Board of Directors. In 2006, 2005 and 2004, the Company made no contributions to the plan.

9.	Major Customers and Geographic Information

Revenues by geographic area are determined by the location of the customer and are summarized as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

United States	$9,064	$8,722	$8,574
Europe	543	722	785
Pacific Rim	659	872	804
Rest of Americas, excluding United States	324	516	294

Total revenues	$10,590	$10,832	$10,457

Customers that individually accounted for greater than 10% of net sales are as follows (in thousands):

	Year Ended December 31,

	2006		2005		2004
Customer	Amount	Percentage	Amount	Percentage	Amount	Percentage

A	$3,033	29%	$2,735	25%	$2,186	21%
B	$1,940	18%	$1,994	18%	$2,451	23%

Customers that individually accounted for greater than 10% of accounts receivable are as follows (in thousands):

	Year Ended December 31,
	2006		2005
Customer	Amount	Percentage	Amount	Percentage

A	$349	28%	$325	22%
B	$374	30%	$540	37%
F-20

Castelle Notes to Consolidated Financial Statements

10.	Litigation

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

11.	Subsequent Events

As of March 21, 2007, the Company had repurchased 8,000 shares of common stock in open market transactions subsequent to December 31, 2006. These shares were repurchased for approximately $25,000 or $3.17 per share. The shares are, or will be, retired.

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

Quarterly Results of Operations (unaudited)

The following table sets forth certain consolidated quarterly financial data for the eight quarters ended December 31, 2006. This information is unaudited, but in our opinion, has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited interim results. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Year 2006, Quarter Ended

	Mar 31	Jun 30	Sep 30	Dec 31

	(in thousands, except per share data)

Net sales	$2,989	$2,412	$2,618	$2,571
Gross profit	1,922	1,493	1,604	1,615
Operating income/(loss)	147	(96)	163	205
Net income/(loss)	206	(34)	237	260	(1)
Net income/(loss) per share, basic	0.05	(0.01)	0.06	0.07	(1)
Net income/(loss) per share, diluted	0.05	(0.01)	0.05	0.06	(1)

(1)
In 2006, we recorded a tax provision of $29,000, or $0.01 per diluted share, resulting from federal and state provision and a decrease in valuation allowance to reflect management’s best estimate of deferred tax assets expected to be utilized in future periods. 2006 federal and state tax liability was almost entirely offset by the utilization of existing net operating losses, and therefore, we do not expect to utilize significant amounts of cash for income tax payments until our $11 million of available net operating loss carryforwards as of December 31, 2006 have been utilized.

	Year 2005, Quarter Ended

	Mar 31	Jun 30	Sep 30	Dec 31

	(in thousands, except per share data)

Net sales	$2,594	$2,846	$2,701	$2,691
Gross profit	1,782	1,914	1,679	1,728
Operating income	110	296	222	241
Net income/(loss)	135	316	248	(120	)(1)
Net income/(loss) per share, basic	0.04	0.08	0.06	(0.03	)(1)
Net income/(loss) per share, diluted	0.03	0.07	0.05	(0.03	)(1)

(1)
In 2005, we recorded a tax provision of $395,000, or $0.09 per diluted share, resulting from federal and state provision and an increase in valuation allowance to reflect management’s best estimate of deferred tax assets expected to be utilized in future periods.

Castelle	Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Year Ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$39	$(1)	$(8)	$30
Allowance for sales returns and stock rotation	$442	$886	$(920)	$408
Valuation allowance for deferred tax asset	$6,688	$—	$(1,109)	$5,579

Year Ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$30	$2	$(2)	$30
Allowance for sales returns and stock rotation	$408	$507	$(598)	$317
Valuation allowance for deferred tax asset	$5,579	$383	$(170)	$5,792

Year Ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$30	$—	$(5)	$25
Allowance for sales returns and stock rotation	$317	$—	$(52)	$265
Valuation allowance for deferred tax asset	$5,792	$—	$(375)	$5,417
F-23

Castelle and Subsidiaries Financial Data Schedule

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
F-24