Form 10-K/A
period 2006-12-31
CASTELLE \CA\
filed 2007-04-30
CIK 908605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-220-20

Castelle
(Exact name of Registrant as specified in its charter)

California	77-0164056
(State of Incorporation)	(IRS Employer Identification No.)

855 Jarvis Drive, Suite 100, Morgan Hill, California 95037
(Address of Principal Executive Offices, including zip code)

(408) 852-8000
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on the NASDAQ SmallCap Market on March 30, 2007 was $11,650,622.

The number of shares of Registrant’s common stock outstanding at March 31, 2007 was 4,041,670.

CASTELLE

CASTELLE

EXPLANATORY NOTE

          We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006 (this “Amendment No. 1”) to amend our Form 10-K for the same period initially filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007 (the “Initially Filed Form 10-K”). This Amendment No. 1 amends and restates the following items of the Initially Filed Form 10-K: (i) Part III, Item 10 – Directors, Executive Officers and Corporate Governance, (ii) Part III, Item 11 – Executive Compensation, (iii) Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, (iv) Part III, Item 13 – Certain Relationships and Related Transactions, and Director Independence, (v) Part III, Item 14 – Principal Accountant Fees and Services, and (vi) Part IV, Item 15 – Exhibits and Financial Statement Schedules. The disclosures set forth in those items in the Initially Filed Form 10-K that are amended by this Amendment No. 1 include, without limitation, responses to the items required by Part III, which were originally expected to be incorporated by reference to our definitive Proxy Statement to be delivered to our shareholders in connection with our 2007 Annual Meeting of Shareholders. Inasmuch as the definitive Proxy Statement for our annual shareholders meeting will not be filed with the SEC within 120 days after our fiscal year end, such information may not be incorporated by reference and is instead included in this Amendment No. 1. In addition, we are filing herewith certain currently dated certifications pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Securities Exchange Act”). No other information contained in the Initially Filed Form 10-K is being amended hereby and such information is not reproduced in this Amendment No. 1. All information in the Initially Filed Form 10-K, as amended by this Amendment No. 1, speaks as of the date of the original filing of the Initially Filed Form 10-K and does not reflect any subsequent information or events, except as presented in this Amendment No. 1 and except for Exhibits 31.01, 31.02, 32.01, and 32.02.

          All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the filing of the Initially Filed Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

          Our Board of Directors currently consists of five directors. Each director holds office until the next annual meeting of shareholders and until his or her successor is elected and qualified, or until such director’s earlier death, resignation or removal.

          The table and biographies below present information about each of our directors as of March 31, 2007:

Name of Director	Age	Principal Occupation	Director Since

Donald L. Rich(3)	65	Chairman of our Board of Directors	1999
Scott C. McDonald(3)	53	President, Chief Executive Officer and Director of Castelle	1999
Peter R. Tierney(1)(2)(4)	62	Director, President and Chief Executive Officer of Finaplex, Inc.	1999
Robert H. Hambrecht(1)(2)(3)(4)	40	Managing Director of Corporate Finance, W.R. Hambrecht + Company	1998
Robert O. Smith(1)	62	Former President and Chief Executive Officer of Digital Power Corporation	2004

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Executive Committee.

(4)	Member of the Nominating Committee.

Donald L. Rich

          Mr. Rich joined Castelle in November 1998 and served as our Chief Executive Officer and President from November 1998 to April 2002. Mr. Rich became Chairman of our Board of Directors in May 1999, and has continued in that role since retiring as our Chief Executive Officer and President in April 2002. Mr. Rich served as our Chief Financial Officer from April 1999 to March 2001 and as our Secretary from February 2000 to March 2001. From 1997 until November 1998, Mr. Rich was self-employed as a consultant. From 1993 through 1997, Mr. Rich was Chief Executive Officer and President of Talarian Corporation, a provider of real-time infrastructure software for the enterprise and the Internet. Prior to that, he held various sales and marketing management positions at Integrated Systems, Inc. and International Business Machines Corporation. Mr. Rich holds a BS degree in Mechanical Engineering from Purdue University and an MBA from the Stanford Graduate School of Business.

Scott C. McDonald

          Mr. McDonald has served as a director of Castelle since April 1999. Since April 2002, Mr. McDonald has been our President and Chief Executive Officer. From May 2001 to the first quarter of 2002, Mr. McDonald served on the boards of directors of Octant Technologies and Digital Power Corporation, and provided consulting services. From December 1999 to April 2001, Mr. McDonald served as the Chief Financial and Administrative Officer at Conxion Corporation, a network and internet services company. From 1997 to 1999, Mr. McDonald served on the boards of directors of CIDCO Incorporated, Octant Technologies Inc. and Digital Power Corporation, in addition to providing consulting services to CIDCO Incorporated. Mr. McDonald currently serves on the board of directors of privately-held Octant Technologies, Inc. Mr. McDonald holds a BS in Accounting from the University of Akron and an MBA from Golden Gate University.

Peter R. Tierney

          Mr. Tierney has served as a director of Castelle since April 1999. He currently serves as President and Chief Executive Officer of Finaplex, Inc., a software company delivering the next generation of wealth management and brokerage processing platforms. From May 2002 through December 2003 Mr. Tierney was President and CEO of Sawyer Media Systems, a privately held business focused on delivering next generation media. Previously, Mr. Tierney spent four years as President and Chief Executive Officer of MarketFirst Software Corporation, a company that specializes in streamlining and maximizing the effectiveness of marketing programs. From 1991 to 1997, Mr. Tierney served as Chairman, President and CEO of Inference Corporation, a leading provider of self-service and knowledge management tools for the customer service and help desk industries. Prior to Inference, as Senior Vice President of Oracle

Corporation, Tierney was responsible for worldwide marketing and served as a member of the Oracle Management Committee. Earlier in his career, Mr. Tierney served as Vice President of Marketing and Sales for Relational Technology (Ingres) Corporation and was Director of Marketing for the IBM Northwestern Region. Mr. Tierney also currently serves on the board of advisors of the privately-held company, ChannelNet Corporation. Mr. Tierney holds a BA/BS in management and economics from Northeastern University.

Robert H. Hambrecht

          Mr. Hambrecht has served as a director of Castelle since March 1998. Mr. Hambrecht was a founding partner of W.R. Hambrecht + Co., an investment banking firm, founded in January 1998, and is presently Managing Director of Corporate Finance at W.R. Hambrecht + Co. From 1996 through January 1998, Mr. Hambrecht was Vice President of H&Q Venture Partners, a venture capital firm. From 1994 to 1996, Mr. Hambrecht was employed by Unterberg Harris, an investment banking firm. Mr. Hambrecht also serves on the boards of directors of five privately-held companies. Mr. Hambrecht holds a BA/BS in history from the University of California at Berkeley, and a MA/MS in public administration from Columbia University.

Robert O. Smith

          Mr. Smith has served as a director of Castelle since March 2004. Mr. Smith currently serves as a consultant to Digital Power Corporation, makers of switching power supplies. From 1990 to 2004 he served primarily as Chairman, President and Chief Executive Officer of Digital Power Corporation. Prior to that, he held various senior-level management positions at Computer Products Inc., Harris Computer Systems, the J.M. Smucker Company and Ametek/Lamb Electric. Mr. Smith holds a BA/BS in business administration from Ohio University.

Executive Officers

          The following table presents the names, offices, and positions of each of our executive officers as of March 31, 2007:

Name	Age	Position

Scott C. McDonald	53	President and Chief Executive Officer
Eric Chen	54	Senior Vice President, Engineering and Business Development
Paul Cheng	58	Vice President, Finance and Administration, Chief Financial Officer and Secretary
Richard Fernandez	47	Vice President, Operations
Edward J. Heinze	61	Vice President, Sales, U.S.
Michael Petrovich	46	Vice President, Sales, International

Scott C. McDonald

           Mr. McDonald has served as our President and Chief Executive Officer since April 2002 and has served as a director of Castelle since April 1999. From May 2001 to the first quarter of 2002, Mr. McDonald served on the boards of directors of Octant Technologies and Digital Power Corporation and provided consulting services. Mr. McDonald served as the Chief Financial and Administrative Officer at Conxion Corporation, a network and Internet services company, from December 1999 to April 2001. From 1997 to 1999, Mr. McDonald served on the boards of directors of CIDCO, Inc, Octant Technologies Inc. and Digital Power Corporation; in addition to providing consulting services to CIDCO, Inc. Mr. McDonald currently serves on the board of directors of privately held Octant Technologies, Inc. Mr. McDonald holds a BS in Accounting from the University of Akron and an MBA from Golden Gate University.

Eric Chen

          Mr. Chen has served as our Senior Vice President, Engineering and Business Development since May 2002. From May 2000 to May 2002, Mr. Chen served as our Vice President, Engineering. Upon joining us in 1989, Mr. Chen initially worked on software development projects including development of the first FaxPress e-mail gateways, porting of FaxPress to non-Novell platforms, and the first menu-driven installation and configuration programs for both FaxPress and LANpress. Successive to that, Mr. Chen served as the Director of Print Server Product Marketing and Business Unit and has managed the engineering development and manufacturing business relationships with our partners. Before joining our company, Mr. Chen was with 3COM, a network solutions provider. Mr. Chen has a BS in Engineering from Taiwan and an MS in Computer Science from the University of Massachusetts.

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

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than 10% of the outstanding shares of our common stock to file with the SEC initial reports of ownership and to file reports of changes in ownership of our common stock. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file.

          To our knowledge, based solely on a review of the copies of such reports furnished to us and on written representations that no other reports were required, during the year ended December 31, 2006 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Conduct and Ethics

          We have adopted a Code of Conduct and Ethics that applies to all our officers, directors and employees. Our Code of Conduct and Ethics is posted on our website at http://www.castelle.com/corporate/investorrelations/governance.htm. Please note that information on our web site is not incorporated by reference into this Annual Report on Form 10-K. We intend to disclose any amendments or waivers to our Code of Conduct and Ethics on our internet website that would otherwise be required to be disclosed in Form 8-K.

Shareholder Director Nominations

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

          Except as described above, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors. Shareholders can recommend qualified candidates for our Board of Directors by providing written notice to the Corporate Secretary at our principal executive offices located at 855 Jarvis Drive, Suite 100, Morgan Hill, CA 95037 by the time of the deadline described above. Any such notice should clearly indicate that it is a recommendation of a director candidate by a shareholder and must set forth (i) the name, age, business address and residence address of the recommended candidate, (ii) the principal occupation or employment of such recommended candidate, (iii) the class and number of shares of the corporation which are beneficially owned by such recommended candidate, (iv) a description of all understandings or arrangements between the shareholder and the recommended candidate and any other person or persons pursuant to which the recommendations are to be made by the shareholder and (v) any other information relating to such recommended candidate that is required to be disclosed in solicitations of proxies for the election of directors. In addition, such notice must contain (i) a representation that the shareholder is a holder of record of our stock entitled to vote at such meeting, (ii) the name and address, as they appear on our books, of the shareholder proposing such nomination, (iii) the class and number of shares of our common stock that are beneficially owned by such shareholder, (iv) any material interest of the shareholder in such recommendation and (v) any other information that is required to be provided by the shareholder pursuant to Regulation 14A under the Securities Exchange Act, in such shareholder’s capacity as proponent of a shareholder proposal. Properly submitted recommendations will be forwarded to the Nominating Committee for review and consideration. Assuming that a shareholder recommendation complies with the above process and contains the information required above, the Nominating Committee will evaluate a candidate recommended by a shareholder according to its processes and criteria established in its sole discretion.

Audit Committee of our Board of Directors

          We have a separately designated standing Audit Committee of our Board of Directors, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. The Audit Committee meets at least annually with our management and independent auditors to review the results of the annual audit and discuss the financial statements, recommends to our Board of Directors the independent auditors to be retained, reviews, negotiates and approves audit fees, oversees the independence of the independent auditors, evaluates the independent auditors’ performance and receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee pre-approves all audit services to be performed by any accounting firm, including our independent auditors, and all non-audit services to be provided by our independent auditors, and provides our Board of Directors such additional information and materials as it may deem necessary to make our Board of Directors aware of significant financial, accounting, and internal control matters that require the attention of our Board of Directors.

          During 2006, the Audit Committee was composed of three non-employee directors: Messrs. Hambrecht, Smith and Tierney. Mr. Hambrecht serves as Chairman of the Audit Committee. Our Board of Directors has determined that each of Messrs. Hambrecht, Smith and Tierney is independent for Audit Committee purposes pursuant to the applicable Marketplace Rules of The NASDAQ Stock Market and Rule 10A-3 under the Securities Exchange Act. Our Board of Directors has determined that each member is qualified as an audit committee financial expert pursuant to Item 401(h) of Regulation S-K and as a financially sophisticated audit committee member under Rule 4350(d)(2)(A) of the Marketplace Rules of The NASDAQ Stock Market.

          The Audit Committee acts pursuant to a written charter adopted by our Board of Directors.

Item 11. Executive Compensation

Executive Compensation

Compensation Discussion and Analysis

Administration of Executive Compensation Program

          The Compensation Committee makes decisions regarding executive compensation and stock option grants to executives. The Compensation Committee determines base salary levels and target bonuses for our executive officers. The Compensation Committee also supervises the administration of our equity compensation plans.

          The members of the Compensation Committee throughout 2006 were Messrs. Hambrecht and Tierney. Each of Messrs. Hambrecht and Tierney is a non-employee director within the meaning of Section 16 of the Securities Exchange Act of 1934 and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. Although our Chief Executive Officer and Chief Financial Officer attend portions of some of the meetings of the Compensation Committee, they do not participate in deliberations that relate to their own compensation.

Compensation Committee Interlocks and Insider Participation

          None of our executive officers currently serves or has served during the current fiscal year or at any time during the last completed fiscal year as a member of the board of directors or the compensation committee of another entity whose executive officer(s) served on our Board of Directors or the Compensation Committee.

General Compensation Policy and Philosophy

          In general, the Compensation Committee structures executive compensation packages with two objectives:

•	to attract and retain, through a competitive compensation structure, those key executives critical to the long-term success of the company; and

•	to ensure that the compensation and incentives provided to the executive officers are closely aligned with our financial performance and shareholder value; and

          The Compensation Committee’s compensation philosophy for executive officers is to relate compensation directly to corporate performance, while providing a total compensation package that is competitive relative to our peers and enables us to attract, motivate, reward and retain key executives and employees. Our compensation policy, which applies to executive officers and our other key employees, relates a portion of each individual’s total compensation to our revenue, profit and corporate objectives as well as individual objectives set at the beginning of the year and each quarter. Consistent with this policy, each executive officer’s compensation package may, in one or more years, be comprised of the following three components: (i) base salary, (ii) options to purchase shares of common stock, and (iii) quarterly incentives in the form of cash bonuses.

          The market for talented individuals in the high technology arena is very competitive, particularly in the San Francisco Bay Area. While we consider peer groups and a variety of factors, no single factor is determinative in setting compensation structure or allocating among elements of compensation. To ensure that we are appropriately compensating our employees and that we have appropriate human resources to execute on our business plans, our Compensation Committee incorporates all available information and use their judgment in making compensation decisions. The Compensation Committee does not retain consultants in assisting it with these decisions.

Elements of Compensation Package

          We generally provide three major categories of compensation: base salary, a quarterly bonus and equity compensation, which has historically been in the form of options. We also provide a comprehensive benefits package, including health insurance, dental insurance, life insurance, disability insurance, and a 401(k) program.

Compensation Process

          The Compensation Committee’s current intent is to perform periodic strategic review of our executive officers’ compensation levels to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives. In addition, the Compensation Committee reviews each executive officer’s performance for the last year and objectives for the upcoming year, together with the executive officer’s responsibility level and our fiscal performance, as compared to the objectives for the last year and our performance targets for the upcoming year. The Compensation Committee’s most recent review occurred in December 2005. The last salary increase for any of our executive officers occurred in 2003.

Accounting and Tax Considerations

          We account for equity compensation paid to our employees under the rules of SFAS No. 123R, which requires us to estimate and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. We structure cash bonus compensation so that it is taxable to our executives at the time it becomes available to them. We currently intend that all cash compensation paid will be tax deductible for us. However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options should be deductible, to the extent that an option constitutes an incentive stock option gain recognized by the optionee will not be deductible if there is no disqualifying disposition by the optionee. In addition, if we grant restricted stock or restricted stock unit awards that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to the employee.

          Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. Stock option grants made under our 2002 Equity Incentive Plan (the “2002 Option Plan”) currently do not meet the requirements for performance-based grants as defined in Section 162(m) of the Internal Revenue Code, so they are not exempt from the $1,000,000 deduction limitation. None of our executives were paid non-performance based compensation in 2006 in excess of the Internal Revenue Code Section 162(m) tax deduction limitation.

Base Salary and Cash Bonuses

          The first objective of our overall executive compensation policy is addressed by a salary and bonus policy which is based on:

•	consideration of the salaries and total compensation of executive officers in similar positions with comparable companies in the industry;

•	the qualifications and experience of each executive officer;

•	the company’s financial performance during the past year; and

•	each officer’s performance against objectives related to their areas of responsibility.

          The Compensation Committee periodically reviews individual base salaries of executive officers, and adjusts salaries based on individual job performance and changes in the officer’s duties and responsibilities. In making salary decisions, the Compensation Committee exercises its discretion and judgment based on these factors. No specific formula is applied to determine the weight of each factor, although the mix among the compensation elements of salary, cash incentive and stock options are biased toward stock options to emphasize the link between executive incentives and the creation of shareholder value as measured by the equity markets. Consequently, salaries and cash incentives may be in the low-range as compared to comparable companies in the industry while stock options may be in the mid to high-range compared to comparable companies. The Chief Executive Officer provides the Compensation Committee with recommendations for individual executive officers based upon an evaluation of their performance against objectives and responsibilities. The base salaries paid to our executive officers were unchanged for 2006.

          The Compensation Committee believes that another key element of executive compensation should be the variable portion provided by cash incentive plans. The Compensation Committee sets annual performance objectives for executives of the company, which are administered quarterly by the Chief Executive Officer. Our executive officer compensation plan is designed such that if we meet our stated objectives, executive officers receive the cash incentive part of their compensation. If we perform below our stated objectives, the cash incentive portion of the executive’s compensation is significantly reduced, and may be eliminated altogether if performance is below defined thresholds. A substantially smaller portion of some executives’ incentive compensation is based on performance against individual objectives. The actual cash bonus earned in 2006 by executive officers depended upon the extent to which our objectives were achieved. Because we obtained a certain percentage of such quarterly performance objectives, cash bonuses ranging from $44,025 to $122,063 were paid to executive officers for services performed during 2006.

          Our Chief Executive Officer, Scott C. McDonald, is eligible to receive quarterly performance bonuses, in a total amount of up to $150,000 per year. Payment of $75,000 or 50% of such bonus is contingent upon the company remaining profitable on an earnings per share basis. The remaining $75,000 or 50% of such bonus shall be granted in proportion to the company meeting the profit performance criteria set forth within the financial plans approved by the Compensation Committee and our Board of Directors. In the event Mr. McDonald exceeds the performance criteria established by the Compensation Committee and our Board of Directors in a given year (as determined by the Compensation Committee), Mr. McDonald will be eligible to earn bonuses that exceed a total of $150,000 for the year. Mr. McDonald earned cash bonuses totaling $124,500 in 2006.

          For executive officers other than our Chief Executive Officer, the Company’s annual financial plan (the “Plan”) is structured to enable review and analysis on a quarter-by-quarter basis. The Plan is used as a guideline for establishing performance expectations and determining potential ranges of bonus awards. The Compensation Committee establishes a bonus target for executive officers depending on their respective roles and responsibilities, based on the annual and quarterly objectives. After the preliminary quarter end income statement is prepared, the Chief Executive Officer and Chief Financial Officer prepare financial results information for Audit Committee review, and to enable finalization of the quarterly bonus for each executive officer. If our results, excluding stock based compensation expense, meets or exceeds the targets, and the individual objectives of each executive officer have been met at the discretion of the Chief Executive Officer, then the target bonus is accrued pending review and approval of the quarterly financial results by the Audit Committee, with any variation based upon each officer’s performance against objectives implemented at the discretion of the Chief Executive Officer. Upon Audit Committee review and approval of the quarterly results, bonus awards are paid matching the accruals for that particular quarter, in keeping with the targets and guidance of the Compensation Committee. If at the end of each quarter the income before taxes excluding stock based compensation do not meet the targets, then depending upon the performance against objectives of each individual executive officer at the discretion of Chief Executive Officer, the bonus may either be paid according to the percentage of target achieved, or withheld.

Stock Options

          Stock options are an essential element of our executive compensation philosophy and package. In addressing the second objective of our overall executive compensation policy, the Compensation Committee utilizes stock option grants to executive officers to tie a portion of executive officer compensation directly to our stock price performance. The Compensation Committee believes that the grant of an equity interest in the company serves to link management interests with shareholder interests and to motivate executive officers to make decisions that are in the best interests of Castelle and its shareholders. Our Board of Directors considers stock option grants to executive officers based on various factors, including (i) each officer’s responsibilities, (ii) any changes in such responsibilities, (iii) past option grants and each officer’s current equity interest in the company and (iv) individual or corporation performance. The stock options are granted at a price that is equal to 100% of the fair market value of our common stock on the date of grant. The stock options typically vest over a three-year period in equal monthly increments. In 2006, our executive officers received no options to purchase common stock.

Severance and Change of Control Payments

          We have entered into a severance and transition benefit agreement with Mr. McDonald, pursuant to which we agreed that if we terminate Mr. McDonald without cause or if Mr. McDonald terminates his employment voluntarily for good reason, we are required to pay him 100% of his annualized salary and maintain his medical benefits for one year. In addition, 50% of Mr. McDonald’s unvested options will become immediately vested. The agreement allows Mr. McDonald to terminate his employment for good cause if his responsibilities are materially diminished, his base pay is reduced or potential bonus payments are materially reduced, we fail to continue any benefit plan in which Mr. McDonald is participating without comparable replacement, our corporate headquarters is relocated more than 20 miles from its current location or we breach this agreement or Mr. McDonald’s employment agreement. No payment will be due if Mr. McDonald is dismissed for cause, or if Mr. McDonald terminates his employment voluntarily without good reason.

In the event of a change of control of Castelle, Mr. McDonald is eligible for a lump sum payment equal to six months of his base salary, in addition to any benefits that may be conveyed to Mr. McDonald upon termination, if he remains with us at least 90 days after a change in control and then voluntarily terminates his employment without good reason or is terminated for cause. .After a change of control, if Mr. McDonald is terminated without cause, or voluntary terminates for good reason, the termination of employment will be a “Covered Termination”. Under a Covered Termination, Mr. McDonald will be paid 100% of his annualized salary if the termination occurs prior to 90 days following a change of control, and 1.5 times his base salary for a termination occurring after 90 days following a change of control. Please see the table below for additional information.

          We have entered into a severance plan with Michael Petrovich, pursuant to which the shares subject to Mr. Petrovich’s stock options will continue to vest for a period of 6 months following his involuntary termination without cause.

          In addition, we have agreed to pay our other named executive officers a severance payment ranging from three to six months of their compensation, subject to standard payroll deductions and withholdings, if we terminate the officer’s employment without cause at any time or if we terminate the officer’s employment as a result of a change of control.

          The following table summarizes the potential payments and benefits payable to each of our named executive officers upon termination of employment or a change in our control under each situation listed below, assuming, in each situation, that our named executive officers were terminated on December 31, 2006.

		Not following a change of		Following a change of
	Voluntary termination	control		control

	without good	Involuntary	Voluntary	Involuntary	Voluntary
Executive benefits and	reason or	termination	termination	termination	Termination
payments upon	termination	without	for good	without	for good
termination:	for cause	cause	reason	cause	reason

Scott C. McDonald:
Base salary	$—	$225,000	$225,000	$225,000 (1)	$225,000 (1)
Value of accelerated stock options		51,646	51,646	51,646	51,646
Health care benefits for one (1) year		12,670	12,670	12,670	12,670

Paul Cheng:
Base salary	—	35,000	—	70,000	—

Eric Chen:
Base salary	—	43,750	—	87,500	—

Edward J. Heinze:
Base salary	—	22,500	—	45,000 (2)	—

Michael Petrovich:
Base salary	—	55,000	—	55,000	—
Value of additional stock option vesting		1,938	—	1,938	—

(1)	The following further defines the change of control compensation for Mr. McDonald:

If Mr. McDonald is terminated due to an involuntary termination without cause, or voluntary termination for good reason, and without regard to any change of control, the termination of employment will be a Covered Termination.

Base salary to be paid from 0-89 days after change in control as a Covered Termination	$225,000
Base salary to be paid from 0-89 days after change in control not qualified as a Covered Termination	$0
Base salary to be paid 90 days after change in control as a Covered Termination	$225,000
Base salary to be paid 90 days after change in control not qualified as a Covered Termination	$112,500
Base salary to be paid after 90 days after change in control as a Covered Termination	$337,500
Base salary to be paid after 90 days after change in control not qualified as a Covered Termination	$112,500

(2)	Only within 30 days of change of control. If Mr. Heinze is terminated without cause more than 30 days after a change of control, then he will be entitled to severance in the amount of $22,500.

Other Benefits

          Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees. There were no special benefits or perquisites provided to any executive officer in 2006.

Executive Compensation Tables

Summary Compensation Table

          The following table provides information regarding all plan and non-plan compensation in 2006 awarded to, earned by or paid to each person who served as our principal executive officer, each person who served as our principal financial officer and our three other most highly compensated executive officers who served as such on December 31, 2006, in each case for all services rendered in all capacities to us during 2006. We refer to the five executive officers identified in this table as our named executive officers.

Name and Principal Position	Year	Salary(1)	Option Awards	Non-Equity Incentive Plan Compensation		All Other Compensation	Total

Scott C. McDonald
President and Chief Executive Officer	2006	$234,531	$—	$124,500	(2)	$—	$359,031

Paul Cheng
Vice President, Finance and Administration, Chief Financial Officer and Secretary	2006	147,335	—	45,000	(2)	—	192,335

Eric Chen
Senior Vice President, Engineering and Business Development	2006	184,257	—	60,000	(2)	—	244,257

Edward J. Heinze
Senior Vice President, Sales, Worldwide	2006	99,504	—	96,455	(3)	—	195,959

Michael Petrovich
Vice President, Sales, U.S.	2006	118,733	—	65,568	(3)	—	184,301

(1)	The amounts in this column include any salary contributed by the named executive officer to our 401(k) plan and payments in respect of accrued vacation, holidays and sick days.

(2)

The amount represents total performance-based bonuses earned for services rendered during 2006. The bonuses earned in the first three quarters of 2006 were paid in 2006 and the bonus earned for the last quarter of 2006 was paid in the first quarter of 2007.

(3)	The amount represents total performance-based commissions paid in 2006.

2006 Grants of Plan-Based Awards

          The following table provides information with regard to cash bonuses and commissions paid in 2006 under our performance based, non-equity incentive plan, and with regard to each stock option granted to each named executive officer during 2006.

		Payouts Under Non-Equity Incentive Plan Awards

Name	Grant Date	Threshold	Target	Awards

Scott C. McDonald	4/26/2006	(1)	$37,500	$49,500	(2)
	7/27/2006	(1)	37,500	0
	10/25/2006	(1)	37,500	37,500	(3)
	2/15/2007	(1)	37,500	37,500	(4)
Paul Cheng	4/26/2006	$15,000	15,000	15,000	(2)
	7/27/2006	15,000	15,000	0
	10/25/2006	15,000	15,000	15,000	(3)
	2/15/2007	15,000	15,000	15,000	(4)
Eric Chen	4/26/2006	20,000	20,000	20,000	(2)
	7/27/2006	20,000	20,000	0
	10/25/2006	20,000	20,000	20,000	(3)
	2/15/2007	20,000	20,000	20,000	(4)
Edward J. Heinze	1/6/2006	(5)	(5)	9,940	(6)
	2/7/2006	(5)	(5)	6,743	(6)
	3/7/2006	(5)	(5)	9,464	(6)
	4/7/2006	(5)	(5)	10,570	(6)
	5/5/2006	(5)	(5)	6,242	(6)
	6/7/2006	(5)	(5)	6,919	(6)
	7/7/2006	(5)	(5)	10,246	(6)
	8/7/2006	(5)	(5)	5,675	(6)
	9/7/2006	(5)	(5)	5,537	(6)
	10/6/2006	(5)	(5)	9,586	(6)
	11/7/2006	(5)	(5)	8,683	(6)
	12/7/2006	(5)	(5)	6,850	(6)
Michael Petrovich	1/6/2006	(5)	(5)	7,927	(6)
	2/7/2006	(5)	(5)	3,593	(6)
	3/7/2006	(5)	(5)	4,225	(6)
	4/7/2006	(5)	(5)	7,274	(6)
	5/5/2006	(5)	(5)	1,824	(6)
	6/7/2006	(5)	(5)	4,484	(6)
	7/7/2006	(5)	(5)	5,693	(6)
	8/7/2006	(5)	(5)	4,729	(6)
	9/7/2006	(5)	(5)	4,886	(6)
	10/6/2006	(5)	(5)	7,988	(6)
	11/7/2006	(5)	(5)	7,236	(6)
	12/7/2006	(5)	(5)	5,709	(6)

(1)

Mr. McDonald is entitled to earn bonuses of $150,000 per year. Payment of 50% is contingent upon the Company remaining profitable on an earnings per share basis. The remaining 50% is granted in proportion to the Company meeting profit performance criteria set forth within the financial plan approved by the Compensation Committee.

(2)	This amount represents the bonus earned by the officer in the first quarter of 2006 under our bonus plan.

(3)	This amount represents the bonus earned by the officer in the third quarter of 2006 under our bonus plan.

(4)	This amount represents the bonus earned by the officer in the fourth quarter of 2006 under our bonus plan.

(5)	Commission earned is in proportion to the quarterly revenue target set forth by the Chief Executive Officer.

(6)	This amount represents commissions paid to the officer in 2006 under our sales commission plan.

Outstanding Equity Awards at December 31, 2006

          The following table provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2006.

	Number of Securities Underlying Unexercised Options			Option Exercise Price(2)	Option Expiration Date

Name	Exercisable	Unexercisable(1)

Scott C. McDonald	10,000	—		$1.9375	4/1/2010
Scott C. McDonald	10,000	—		1.0630	4/1/2011
Scott C. McDonald	3,751	—		0.79	4/1/2012
Scott C. McDonald	19,999	—		0.68	4/22/2009
Scott C. McDonald	100,000	—		0.70	5/28/2009
Scott C. McDonald	71,454	—		2.75	6/23/2010
Scott C. McDonald	78,546	—		2.75	6/23/2010
Scott C. McDonald	16,680	33,320	(3)	3.10	12/19/2012
Paul Cheng	45,000	—		1.1562	4/19/2007
Paul Cheng	25,000	—		0.68	4/11/2008
Paul Cheng	12,499	2,501		3.40	8/18/2010
Paul Cheng	3,750	11,250		3.10	12/19/2012
Eric Chen	30,000	—		1.2812	5/10/2007
Eric Chen	5,000	—		0.68	4/11/2008
Eric Chen	16,666	3,334		3.40	8/18/2010
Eric Chen	15,624	9,376		3.03	6/16/2011
Eric Chen	6,250	18,750		3.10	12/19/2012
Edward J. Heinze	4,166	834		3.40	8/18/2010
Edward J. Heinze	3,750	15,000		3.10	12/19/2012
Michael Petrovich	4,166	834		3.40	8/18/2010

(1)

Except as otherwise described in these footnotes, each of these options vests as to 1/4th of the shares underlying the option after 12 consecutive months following the date of grant, with 1/36th of the shares underlying the option grant vesting after each consecutive month thereafter. The vesting of certain of these options may also be accelerated under certain circumstances as described above in “Severance and Change of Control Payments.”

(2)	Represents the market closing price on the respective grant dates.

(3)

These options vest as to 1/36th of the shares underlying the option after each consecutive month following the date of grant. The vesting of these options may also be accelerated under certain circumstances as described above in “Severance and Change of Control Payments.”

2006 Option Exercises

          The following table shows the number of shares acquired pursuant to the exercise of options by each named executive officer during 2006 and the aggregate dollar amount realized by the named executive officer upon exercise of the option, based on the information available to us as of December 31, 2006.

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)

Scott C. McDonald	—	—

Paul Cheng	—	—

Eric Chen	—	—

Edward J. Heinze	—	—

Michael Petrovich	30,000	$58,725

(1)

The aggregate dollar amount realized upon the exercise of an option represents the difference between the aggregate market price of the shares of our common stock underlying that option on the date of exercise and the aggregate exercise price of the option.

Director Compensation

Cash Compensation

          In 2006, each non-employee director received a quarterly retainer of $2,500 and a per meeting fee of $1,000 for each quarterly meeting of our Board of Directors attended. Non-employee directors are also reimbursed for their expenses incurred in connection with attending meetings of our Board of Directors.

Equity Compensation

          Non-employee directors are eligible to participate in the 2002 Option Plan, which superseded the 1995 Non-Employee Directors’ Stock Option Plan, as amended through February 2000, and the 1988 Equity Incentive Plan, as amended through 1998 (collectively as the “Prior Option Plan”). In 2006, each non-employee director received non-qualifying stock option grants under the 2002 Option Plan.

          The 2002 Option Plan provides that each non-employee member of our Board of Directors, upon initial election to our Board of Directors, is automatically granted an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share of our common stock on the date of grant. This initial option grant vests monthly in 12 equal installments, beginning one month after the date of grant provided that the optionee has continuously served as a director. On April 1 of each year (or the next business day should such date be a weekend or a legal holiday), each then-current member of our Board of Directors who is eligible for participation in the 2002 Option Plan and is a non-employee member of our Board of Directors is automatically granted an option to purchase 5,000 shares of common stock at an exercise price equal to the fair market value per share of our common stock on the date of grant, without further action by us, our Board of Directors or our shareholders, provided, that such director has served continuously as a member of our Board of Directors for at least 12 months since the last option grant (whether an initial option grant or an annual grant). If less than 12 months has passed, then the number of shares subject to the annual grant will be pro-rated based on the number of days passed since the last option grant to such director, divided by 365 days. Each of these annual grants under the 2002 Option Plan vests monthly in 12 equal installments beginning one month after the date of grant. The term of options granted under the 2002 Option Plan may not be longer than ten years.

          In 2006, we granted to each of Messrs. Hambrecht, Tierney, Rich and Smith an option to purchase 5,000 shares at an exercise price of $3.10 per share under the 2002 Option Plan. The exercise prices were equal to the respective fair market values of such common stock on the date of grant (based upon the closing sale price reported on the NASDAQ SmallCap Market for the date of grant).

          Options which remain outstanding under the Prior Option Plan will accelerate under certain circumstances. In the event of our merger with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction, vesting of outstanding option grants under the Prior Option Plan is accelerated and such options will terminate if not exercised prior to the consummation of the transaction.

Director Compensation Table

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Donald L. Rich	$14,000	$8,600(3)	$—	$—	$22,600
Peter R. Tierney	14,000	8,600(4)	—	—	22,600
Robert H. Hambrecht	14,000	8,600(5)	—	—	22,600
Robert O. Smith	14,000	8,600(6)	—	—	22,600

(1)	All fees were both earned and paid during 2006.

(2)	The amounts in this column represent the aggregate grant date fair value, computed in accordance with SFAS No. 123R, of all options granted to the named director in 2006.

(3)	At December 31, 2006, Mr. Rich held outstanding options to purchase an aggregate of 220,000 shares of our common stock.

(4)	At December 31, 2006, Mr. Tierney held outstanding options to purchase an aggregate of 40,000 shares of our common stock.

(5)	At December 31, 2006, Mr. Hambrecht held outstanding options to purchase an aggregate of 47,000 shares of our common stock.

(6)	At December 31, 2006, Mr. Smith held outstanding options to purchase an aggregate of 20,205 shares of our common stock.

Compensation Committee Report

          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K/A.

Compensation Committee Members:

Robert H. Hambrecht Peter R. Tierney

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table presents information about the beneficial ownership of our common stock as of March 31, 2007 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each director;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

          The percentage of beneficial ownership for the table is based on 4,041,670 shares of our common stock outstanding as of March 31, 2007. The table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each shareholder named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, each entity or person listed below maintains a mailing address of c/o Castelle, 855 Jarvis Drive, Suite 100, Morgan Hill, CA 95037.

          Beneficial ownership is determined under the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has the right to acquire within 60 days after March 31, 2007, through the exercise of any option or warrant. However, the percentage ownership of the common stock is based on the assumption, as required by the rules of the SEC, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage Beneficially Owned

5% Shareholders:
Entities affiliated with Daniel Zeff(1)	1,007,021	24.9%
Entities affiliated with Barclays Bank Plc(2)	293,967	7.3

Directors and Named Executive Officers:
Scott C. McDonald(3)	517,630	11.9%
Donald L. Rich(4)	221,916	5.2
Eric Chen(5)	140,831	3.4
Paul Cheng(6)	49,374	1.2
Robert H. Hambrecht(7)	61,426	1.5
Peter R. Tierney(8)	55,416	1.4
Michael Petrovich(9)	49,487	1.2
Robert O. Smith(10)	20,621	*
Edward J. Heinze(11)	12,499	*
All executive officers and directors as a group (10 persons)(12)	1,191,490	24.4%

* Less than 1% ownership.

(1)

Daniel Zeff beneficially owns 1,007,021 shares of Common Stock, comprising 539,256 shares of Common Stock held by Zeff Capital Partners I, L.P and 467,765 shares of Common Stock held by Spectrum Galaxy Fund, Ltd. The address of Daniel Zeff is 50 California Street, San Francisco, California 94111.

(2)	Shares are held by Barclays Global Investors, NA. The address of Barclays Global Investors is 45 Fremont Street, San Francisco, California 94105.

(3)	Includes 317,380 shares that are subject to options exercisable within 60 days after March 31, 2007.

(4)	Includes 220,416 shares that are subject to options exercisable within 60 days after March 31, 2007.

(5)	Includes 80,831 shares that are subject to options exercisable within 60 days after March 31, 2007.

(6)	Includes 44,374 shares that are subject to options exercisable within 60 days after March 31, 2007.

(7)	Includes 47,416 shares that are subject to options exercisable within 60 days after March 31, 2007.

(8)	Includes 40,416 shares that are subject to options exercisable within 60 days after March 31, 2007.

(9)	Includes 4,687 shares that are subject to options exercisable within 60 days after March 31, 2007.

(10)	Includes 20,621 shares that are subject to options exercisable within 60 days after March 31, 2007.

(11)	Includes 9,999 shares that are subject to options exercisable within 60 days after March 31, 2007.

(12)

Consists of shares disclosed under footnotes 3-12. Of the number of shares that are beneficially owned by the directors and executive officers, 848,430 shares are subject to options exercisable within 60 days after March 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

          The following table sets forth certain information, as of December 31, 2006, concerning securities authorized for issuance under all Castelle equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	1,039,147	$1.83	214,995	(1)
Equity compensation plans not approved by security holders	—	n/a	—

Total	1,039,147	$1.83	214,995

(1)	Represents 214,995 shares available for issuance under our 2002 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Approving Transactions with Related Persons

          The Audit Committee is responsible for reviewing and approving all related party transactions, either in advance or when we become aware of a related person transaction that was not approved in advance. Related parties include any of our directors or executive officers, certain of our shareholders and their immediate family members. To identify any related party transactions, each year, we submit and require our directors and officers to complete director and officer questionnaires identifying any transactions with us in which the executive officer or director or their family members has an interest. In addition, the Nominating Committee determines, on an annual basis, which members of our Board of Directors meet the definition of independent director as defined in the applicable Marketplace Rules of The NASDAQ Stock Market and reviews and discusses any relationships with directors that would potentially interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

Transactions with Related Persons

          Other than the compensation arrangements described in “Director Compensation,” “Executive Compensation” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” and the transactions described below, since January 1, 2006, there has not been nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party to which the amount involved exceeds $120,000 and in which any executive officer, director or beneficial owner of more than 5% of our common stock had or will have a direct or indirect material interest.

          Our Amended and Restated Bylaws provide that we will indemnify directors and executive officers to the fullest extent permitted by California law. Under our Amended and Restated Bylaws, indemnified parties are entitled to indemnification for negligence, gross negligence and otherwise to the fullest extent permitted by law. Our Amended and Restated Bylaws also require us to advance litigation expenses in the case of legal proceedings, against an undertaking by the indemnified party to repay such advances if it is ultimately determined that the indemnified party is not entitled to indemnification.

Director Independence

          Our Board of Directors has determined that each of Messrs. Rich, Tierney, Hambrecht and Smith, each a non-employee director of Castelle, is independent under the applicable Marketplace Rules of The NASDAQ Stock Market. Mr. McDonald is not independent based on his service as our President and Chief Executive Officer. In making its independence determinations, our Board of Directors each year reviews any transactions and relationships between the director, or any member of his or her immediate family, and is based on information provided by the director, company records and publicly available information during the year. Specifically, our Board of Directors will consider the following types of relationships and transactions: (i) principal employment of and other public company directorships held by each non-employee director; (ii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between our company and any entity for which the non-employee director, or his or her immediate family member, is an executive officer or greater-than-10% shareholder; and (iii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between our company and any other public company for which the non-employee director serves as a director. During 2006, there were no relationships or transactions in these categories reviewed by our Board of Directors, nor were there any other similar relationships or transactions that our Board of Directors considered.

Item 14. Principal Accountant Fees and Services

          The aggregate fees billed by Grant Thornton LLP, our independent registered public accounting firm, for professional services provided for fiscal years ended December 31, 2006 and December 31, 2005, respectively, were as follows:

	2006	2005

Audit Fees	$271,672	$247,707	(1)
Audit-Related Fees	2,808	—
Tax Fees	—	—
All Other Fees	—	2,400

(1)	Excludes fees in the amount of $7,000 billed to us by our prior independent auditors, PricewaterhouseCoopers LLP.

          Audit Fees. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements and services that are normally provided by Grant Thornton LLP (and previously by PricewaterhouseCoopers LLP) in connection with statutory and regulatory filings or engagements.

          Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with public offerings, internal control reviews, and consultations concerning financial accounting and reporting standards.

          Tax Fees. Consists of fees billed for professional services for tax compliance and tax advice. These services consist of assistance regarding federal, state and international tax compliance, assistance with the preparation of various tax returns, research and design tax study and international compliance.

          All Other Fees. Consists of fees for products and services other than the services reported above.

Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

          Section 10A(i)(1) of the Securities Exchange Act requires that all audit and non-audit services to be performed by our principal accountants be approved in advance by the Audit Committee, subject to certain exceptions relating to non-audit services accounting for less than 5% of the total fees paid to our principal accountants that are subsequently ratified by the Audit Committee. Pursuant to Section 10A(i)(1) of the Securities Exchange Act, the Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

          All of the services described above respecting Audit-Related Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee pursuant to the pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

          3. Exhibits

          The following exhibits are filed herewith or incorporated by reference herein:

		INCORPORATED BY REFERENCE

Exhibit Number	EXHIBIT DESCRIPTION	FORM	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Registrant’s Amended and Restated Articles of Incorporation.	SB-2/A	33-99628-LA-	12/8/1995	3.3

3.2	Registrant’s Amended and Restated Bylaws	8-K	000-22020	8/8/2006	3.01

4.1	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	SB-2/A	33-99628-LA-	12/14/1995	4.1

10.1*	1995 Non-Employee Directors’ Stock Option Plan, as amended, and form of Director Stock Option Agreement	SB-2/A	111-22020	12/14/1995	10.2

10.2	Distribution Agreement dated February 26, 1990, by and between the Registrant and Ingram Micro D Inc.	SB-2/A	33-99628-LA-	12/8/1995	10.8

10.3*	1988 Equity Incentive Plan, as amended, and form of option agreement	S-8	333-75247	3/29/1999	99.1

10.4	International Distributor Agreement dated April 24, 2001 by and between the Registrant and AMS Limited.	10-K	000-22020	3/29/2002	10.11

10.5	Commercial Tenant Lease Agreement dated August 16, 2000 by and among the Registrant and Kyung S. Lee and Ieesun Kim Lee.	10-K	000-22020	3/29/2002	10.12

10.6	First Amendment to Lease Agreement dated June 1, 2004 by and among the Registrant and by and between Kyung S. Lee and Ieesun Kim Lee.	10-Q	000-22020	8/11/2004	10.1

10.7*	Summary of Severance Agreements with Named Executive Officers.	10-K	000-22020	4/15/2005	10.11

10.8	Employment agreement dated April 22, 2002 by and between the Registrant and Scott McDonald.	10-K	000-22020	3/28/2003	10.16

10.9	Form of Executive Severance and Transition Benefits Agreement dated April 22, 2002 by and between the Registrant and Scott McDonald.	10-K	000-22020	3/28/2003	10.16

10.10*	2002 Equity Incentive Plan.	10-K	000-22020	3/28/2003	10.16

10.11	Loan and Security Agreement dated August 2, 2004 by and between the Registrant and Silicon Valley Bank.	10-Q	000-22020	8/11/2004	10.2

10.12	Loan Modification Agreement dated July 18, 2006 by and between the Registrant and Silicon Valley Bank.	10-Q	000-22020	11/13/2006	10.1

10.13	Addendum dated December 3, 1991 to Distributor Agreement dated February 26, 1990, by and between the Registrant and Ingram Micro Inc.	10-K	000-22020	3/30/2007	10.13

10.14	Distributor Agreement dated September 29, 1997, by and between the Registrant and Tech Data Corporation	10-K	000-22020	3/30/2007	10.14

10.15	International Distributor Agreement dated May 31, 2001, by and between the Registrant and Macnica, Inc.	10-K	000-22020	3/30/2007	10.15

10.16	Amended and Restated International Distributor Agreement dated July 18, 2002, by and between the Registrant and AMS Limited.	10-K	000-22020	3/30/2007	10.16

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle	X

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle	X

32.1**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer of Castelle	X

32.2**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle	X

* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

** In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

          (b) Exhibits

          See Item 15(3) above.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTELLE

By:	/s/ SCOTT C. MCDONALD

Scott C. McDonald President and Chief Executive Officer

Dated: April 30, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott C. McDonald	President, Chief Executive Officer and Director	April 30, 2007

[Principal Executive Officer]
Scott C. McDonald

*	Chief Financial Officer	April 30, 2007

[Principal Financial Officer]
Paul Cheng

*	Chairman of the Board of Directors	April 30, 2007

Donald L. Rich

*	Director	April 30, 2007

Robert H. Hambrecht

*	Director	April 30, 2007

Robert O. Smith

*	Director	April 30, 2007

Peter R. Tierney

* By:	/s/ Scott C. McDonald

Scott C. McDonald
Attorney-in-Fact

EXHIBIT INDEX

		INCORPORATED BY REFERENCE

Exhibit Number	EXHIBIT DESCRIPTION	FORM	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Registrant’s Amended and Restated Articles of Incorporation.	SB-2/A	33-99628-LA-	12/8/1995	3.3

3.2	Registrant’s Amended and Restated Bylaws	8-K	000-22020	8/8/2006	3.01

4.1	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	SB-2/A	33-99628-LA-	12/14/1995	4.1

10.1*	1995 Non-Employee Directors’ Stock Option Plan, as amended, and form of Director Stock Option Agreement	SB-2/A	111-22020	12/14/1995	10.2

10.2	Distribution Agreement dated February 26, 1990, by and between the Registrant and Ingram Micro D Inc.	SB-2/A	33-99628-LA-	12/8/1995	10.8

10.3*	1988 Equity Incentive Plan, as amended, and form of option agreement	S-8	333-75247	3/29/1999	99.1

10.4	International Distributor Agreement dated April 24, 2001 by and between the Registrant and AMS Limited.	10-K	000-22020	3/29/2002	10.11

10.5	Commercial Tenant Lease Agreement dated August 16, 2000 by and among the Registrant and Kyung S. Lee and Ieesun Kim Lee.	10-K	000-22020	3/29/2002	10.12

10.6	First Amendment to Lease Agreement dated June 1, 2004 by and among the Registrant and by and between Kyung S. Lee and Ieesun Kim Lee.	10-Q	000-22020	8/11/2004	10.1

10.7*	Summary of Severance Agreements with Named Executive Officers.	10-K	000-22020	4/15/2005	10.11

10.8	Employment agreement dated April 22, 2002 by and between the Registrant and Scott McDonald.	10-K	000-22020	3/28/2003	10.16

10.9	Form of Executive Severance and Transition Benefits Agreement dated April 22, 2002 by and between the Registrant and Scott McDonald.	10-K	000-22020	3/28/2003	10.16

10.10*	2002 Equity Incentive Plan.	10-K	000-22020	3/28/2003	10.16

10.11	Loan and Security Agreement dated August 2, 2004 by and between the Registrant and Silicon Valley Bank.	10-Q	000-22020	8/11/2004	10.2

10.12	Loan Modification Agreement dated July 18, 2006 by and between the Registrant and Silicon Valley Bank.	10-Q	000-22020	11/13/2006	10.1

10.13	Addendum dated December 3, 1991 to Distributor Agreement dated February 26, 1990, by and between the Registrant and Ingram Micro Inc.	10-K	000-22020	3/30/2007	10.13

10.14	Distributor Agreement dated September 29, 1997, by and between the Registrant and Tech Data Corporation	10-K	000-22020	3/30/2007	10.14

10.15	International Distributor Agreement dated May 31, 2001, by and between the Registrant and Macnica, Inc.	10-K	000-22020	3/30/2007	10.15

10.16	Amended and Restated International Distributor Agreement dated July 18, 2002, by and between the Registrant and AMS Limited.	10-K	000-22020	3/30/2007	10.16

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle					X

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle					X

32.1**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer of Castelle	X

32.2**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle	X

* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

** In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.