Form 10-Q
period 2007-03-31
CASTELLE \CA\
filed 2007-05-14
CIK 908605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding as of April 30, 2007 was 4,093,670.

CASTELLE
Table of Contents

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	E-1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	E-2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002	E-3

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002	E-4

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CASTELLE
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2007	December 31, 2006

Assets:
Current assets:
Cash and cash equivalents	$8,187	$8,259
Accounts receivable, net of allowance for doubtful accounts of $36 and $44, respectively	1,321	932
Inventories	866	1,016
Prepaid expenses and other current assets	303	238
Deferred taxes	185	185

Total current assets	10,862	10,630

Property and equipment, net	272	280
Other non-current assets	119	125
Deferred taxes, non-current	944	944

Total assets	$12,197	$11,979

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$257	$349
Accrued liabilities	907	825
Deferred revenue	1,726	1,710

Total current liabilities	2,890	2,884

Shareholders’ equity:
Common stock, no par value:
Authorized: 25,000 shares
Issued and outstanding: 4,042 and 4,019, respectively	28,253	28,234
Accumulated deficit:	(18,946)	(19,139)

Total shareholders’ equity	9,307	9,095

Total liabilities and shareholders’ equity	$12,197	$11,979

See accompanying notes to condensed consolidated financial statements.

CASTELLE
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended

	March 31, 2007	March 31, 2006

Sales:
Products	$2,004	$2,187
Services	893	802

Total net sales	2,897	2,989

Cost of sales:
Products	876	791
Services	222	276

Total cost of sales	1,098	1,067

Gross profit	1,799	1,922

Operating expenses:
Research and development	416	485
Sales and marketing	596	674
General and administrative	681	616

Total operating expenses	1,693	1,775

Income from operations:	106	147

Interest income, net	99	69
Other expense, net	(12)	(10)

Income before provision for income taxes	193	206

Provision for income taxes	—	—

Net income	$193	$206

Income per share:
Net income per common share – basic	$0.05	$0.05
Net income per common share – diluted	$0.04	$0.05

Shares used in per share calculation – basic	4,042	4,001
Shares used in per share calculation – diluted	4,500	4,485

See accompanying notes to condensed consolidated financial statements.

CASTELLE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended

	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net income	$193	$206
Adjustment to reconcile net income to net cash provided by operating activities:
Share-based compensation	43	88
Depreciation and amortization	44	30
Provision for doubtful accounts	10	15
Provision for excess and obsolete inventory	6	16
Allowance for sales returns and stock rotation	(17)	(19)
Changes in assets and liabilities:
Accounts receivable	(382)	228
Inventories	144	(160)
Prepaid expenses and other current assets	(64)	(96)
Accounts payable	(92)	34
Accrued liabilities	82	3
Deferred revenue	16	41

Net cash provided/(used) by operating activities	(17)	386

Cash flows from investing activities:
Acquisition of equipment	(31)	(37)

Net cash used in investing activities	(31)	(37)

Cash flows from financing activities:
Repayment of long-term debt	—	(4)
Repurchase of Common Stock	(25)	—
Proceeds from exercise of options	1	33

Net cash provided/(used) by financing activities	(24)	29

Net increase/(decrease) in cash and cash equivalents	(72)	378

Cash and cash equivalents at beginning of period	8,259	6,766

Cash and cash equivalents at end of period	$8,187	$7,144

See accompanying notes to condensed consolidated financial statements.

CASTELLE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Castelle and its wholly-owned subsidiary in the United Kingdom (collectively, the “Company”). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying condensed consolidated financial statements and related notes, they should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. All intercompany balances and transactions have been eliminated. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated have been included. The condensed consolidated balance sheet data as of December 31, 2006 was derived from the Company’s audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of results that the Company expects for any future period, or for the entire year.

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

Basic and diluted net incomes per share were calculated as follows for the first quarters of 2007 and 2006 (unaudited, in thousands, except per share amounts):

	Three months ended
	March 31, 2007	March 31, 2006

Basic:
Weighted average common shares outstanding	4,042	4,001

Net income	$193	$206

Net income per common share – basic	$0.05	$0.05

Diluted:
Weighted average common shares outstanding	4,042	4,001
Common equivalent shares from stock options	458	484

Shares used in per share calculation – diluted	4,500	4,485

Net income	$193	$206

Net income per common share – diluted	$0.04	$0.05

The calculation of diluted shares outstanding for the three months ended March 31, 2007 excluded 115,000 shares of common stock issuable upon exercise of outstanding stock options, as their effect was anti-dilutive in the period. The calculation of diluted shares outstanding for the three months ended March 31, 2006 excluded 291,000 shares of common stock issuable upon exercise of outstanding stock options as their effect was anti-dilutive in the period.

3.	Inventories:

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventory details are as follows (unaudited, in thousands):

	March 31, 2007	December 31, 2006

Raw materials	$513	$669
Work in process	31	26
Finished goods	322	321

Total inventory	$866	$1,016

After the announcement by the Company’s component suppliers that new components are available to replace certain of their end-of-life components currently used in the Company’s FaxPress products, the Company purchased, and has in inventory, approximately two years worth of these end-of-life components in an effort to guarantee a smooth supply of its FaxPress Products to its customers while it continues to develop new replacement products. As of March 31, 2007, the Company had approximately $261,000 worth of end-of-life components as compared to $281,000 at December 31, 2006. The Company believes that most of these end-of-life components will be utilized in the following two years, resulting in insignificant amounts of excess inventory, or none at all.

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

4.	Segment Information:

The Company has determined that it operates in one segment. Sales by geographic area are determined by the location of the customer and are summarized as follows (unaudited, in thousands):

	Three months ended

	March 31, 2007	March 31, 2006

United States	$2,310	$2,566
Europe	185	213
Pacific Rim	246	140
Rest of Americas, excluding United States	156	70

Total Sales	$2,897	$2,989

Customers that individually accounted for greater than 10% of net sales for the three months ended March 31, 2007 and 2006 are as follows (unaudited, in thousands):

	Three months ended March 31, 2007		Three months ended March 31, 2006

Customer	Amount	Percentage	Amount	Percentage

A	$908	31%	$634	21%
B	$502	17%	$855	29%

In the first three months of 2007 and 2006, the Company’s two largest distributors collectively represented approximately 48% and 50% of our net sales, respectively.

5.	Stock Buyback:

In the fourth quarter of 2002, the Board of Directors of the Company authorized it, from time to time, to repurchase at market prices, up to $750,000 of its common stock for cash in open market, negotiated or block transactions. No time limit was set for the completion of this program. This stock buyback program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. As of January 2003, the Company has repurchased from open market transactions an aggregate of 66,000 shares of its common stock under this program. The Company has not repurchased any shares of its common stock since January 2003 under this program.

In the third quarter of 2006, the Board of Directors of the Company authorized it, from time to time, to repurchase at market prices, up to $1 million worth of shares of its common stock for cash in open market, negotiated or block transactions. The timing of such transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of the Company’s management. No time limit was set for the completion of this program. At the time of the approval by its Board of Directors, the Company had approximately 4 million shares of common stock outstanding. During the first quarter of 2007, the Company purchased 8,000 shares in open market transactions for a total of $25,000, at an average per share price of $3.17. As of March 31, 2007, the

Company has repurchased from open market transactions an aggregrate total of 30,000 shares for a total purchase price of $88,000, at an average per share price of $2.90.

6.	Recent Accounting Pronouncements:

Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes. FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement analysis that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48, but are assessed as part of measurement. FIN 48 also requires that interest income or expense related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The adoption of FIN 48 did not have an impact on our financial position. As such, there is no change recorded to retained earnings as a result of its adoption.

The Company is subject to income taxes in U.S. federal and California state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal, and California state, income tax examinations by tax authorities for the years before 1991, and 1999, respectively.

The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented. There were no unrecognized tax benefits for any period.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the application of SFAS 159 will have a material effect on its financial position or results of operations.

7.	Subsequent Event:

On April 25, 2007, the Company, Captaris, Inc. (“Captaris”), a Washington corporation, and Merlot Acquisition Corporation, a California corporation and wholly owned subsidiary of Captaris (“Merger Sub”), entered into an Agreement and Plan of Merger (“Merger Agreement”), under which Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly owned subsidiary of Captaris (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, (i) each issued and outstanding share of the Company’s common stock will be converted into the right to receive $3.95 in cash, subject to adjustment to the extent the Company’s cash balance at the effective time of the Merger is above or below the agreed upon balance of $7.4 million, and subject to additional downward adjustment to the extent the Company’s working capital (excluding cash) at the effective time of the Merger is less than the agreed upon target of negative $75,000 (provided that the shortfall is at least $100,000) and (ii) each outstanding option to purchase shares of the Company’s common stock will be converted into the right to receive an amount of cash equal to the product of (a) the number of shares as to which such option was vested and exercisable, multiplied by (b) the excess of the merger consideration to be received for each share of common stock of the Company, as described above, over the per share exercise price of such option of, if none, zero.

The Merger Agreement was unanimously approved by the Company’s board of directors. The closing of the Merger is subject to the approval of the shareholders of the Company as well as customary closing conditions, including obtaining certain third party consents and agreements, the absence of governmental restraints and accuracy of representations. In addition, the Merger Agreement contains certain termination rights for both the Company and Captaris, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company must reimburse Captaris for all fees and expenses actually incurred by Captaris in connection with the Merger, up to a maximum of $250,000, and pay Captaris a fee equal to $700,000.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties. Our operating results may vary significantly from quarter to quarter due to a variety of factors, including changes in our product and customer mix, constraints in our manufacturing and assembling operations, shortages or increases in the prices of raw materials and components, changes in pricing policy by us or our competitors, a slowdown in the growth of the networking market, seasonality, timing of expenditures, and economic conditions in the United States, Europe and Asia. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” or the “Company” refer to Castelle. Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the risks and uncertainties discussed herein, as well as other risks set forth under Item 1A of Part II of this Form 10-Q below and in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the “Special Note on Forward-Looking Statements” prior to this section. The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition; distributor programs and incentives; warranty; credit, collection and allowances for doubtful accounts; inventories and related allowance for obsolete and excess inventory; and income taxes, which are discussed in more detail under the caption “Critical Accounting Policies” in our 2006 Annual Report on Form 10-K.

Consolidated Statements of Operations – As a Percentage of Net Sales (unaudited)

	Three months ended

	March 31, 2007	March 31, 2006

Sales:
Products	69%	73%
Services	31%	27%

Net sales	100%	100%

Cost of sales:
Products	30%	27%
Services	8%	9%

Cost of sales	38%	36%

Gross profit	62%	64%

Operating expenses:
Research and development	14%	16%
Sales and marketing	21%	23%
General and administrative	23%	20%

Operating expense	58%	59%

Income from operations	4%	5%
Interest income, net	3%	2%
Other expense, net	—%	—%

Income before provision for income taxes	7%	7%

Net income	7%	7%

Results of Operations

Net Sales

	Three months ended
	March 31, 2007	March 31, 2006

	(unaudited, in thousands)

Sales:
Products	$2,004	$2,187
Services	893	802

Total net sales	$2,897	$2,989

Net sales were $2.9 million for the first quarter of 2007, as compared to $3.0 million for the first quarter of 2006. Product sales of $2.0 million in the first quarter of 2007 were lower than product sales in the same period in 2006 by $183,000, mainly due to lower shipments to domestic distributors. Service sales are comprised primarily of extended warranty and support programs as well as 60-days of maintenance bundled with initial product sales. Sales revenue related to these arrangements is recognized ratably over the period of the arrangement. Service sales of $893,000 increased $91,000 as compared to the first quarter of 2006, primarily due to an increase in our installed customer base.

Sales by geographic area for the three months ended March 31, 2007 and 2006 are summarized as follows (unaudited, in thousands):

	Three months ended

	March 31, 2007	March 31, 2006

United States	$2,310	$2,566
Europe	185	225
Pacific Rim	246	128
Rest of Americas, excluding United States	156	70

Total Sales	$2,897	$2,989

United States sales in the first quarter of 2007 were $2.3 million, as compared to $2.6 million for the same period in 2006, representing 80% and 86%, respectively, of total net sales. The decrease in sales is primarily attributable to lower sales to domestic distributors as discussed above.

International sales (excluding sales to the rest of the Americas) were $431,000, or 15% of total net sales, and $353,000, or 12% of total net sales, for the first quarter of 2007 and 2006, respectively. The increase in sales is primarily due to higher sales of our FaxPress Premier products in Japan as a result of the completion of the evaluation of our FaxPress Premier products by our primary Pacific Rim integrator.

Sales from the rest of the Americas in the first quarter of 2007, excluding the United States, were $156,000, as compared to$70,000 in the year-ago quarter, representing 5% and 2% of total net sales, respectively. The increase is primarily due to higher sales in Canada.

Cost of Sales; Gross Profit

	Three months ended

	March 31, 2007	March 31, 2006

	(unaudited, dollar amounts in thousands)
Cost of sales:
Products	$876	$791
Services	222	276

Total cost of sales	1,098	1,067

Gross profit	$1,799	$1,922
Gross profit %	62%	64%

Gross profit was $1.8 million and $1.9 million for the first quarters of 2007 and 2006, respectively, representing 62% and 64% of net revenues, respectively. The $123,000 decrease in gross profit was primarily due to a $269,000 decrease in gross profit on products partially offset by a $146,000 increase in gross profit on services. The reduction in gross profit percentage in 2007 was primarily due to more FaxPress Premier and FaxPress Enterprise fax server products shipped at higher cost of revenues as compared to the year ago quarter. This shift in our product mix is a result of the on-going transition of our customers to our newer FaxPress Premier and FaxPress Enterprise fax server product family.

Research & Development

Research and product development expenses were $416,000, or 14% of net sales, for the first quarter of 2007, as compared to $485,000, or 16% of net sales, for the same period in 2006. The decrease of $69,000 is primarily due to lower employee compensation expenses due to a decrease in headcount as the Company focused on streamlining operations throughout fiscal 2006, which resulted in higher operating efficiencies beginning with the first quarter of fiscal 2007.

Sales & Marketing

Sales and marketing expenses were $596,000, or 21% of net sales, for the first quarter of 2007, as compared to $674,000, or 23% of net sales, in the first quarter of 2006. The $78,000 decrease in sales and marketing expenses is primarily due to lower employee compensation expenses due to a decrease in headcount as the Company focused on streamlining operations throughout fiscal 2006, which resulted in higher operating efficiencies beginning with the first quarter of fiscal 2007.

General & Administrative

General and administrative expenses were $681,000, or 24% of net sales, for the first quarter of 2007, as compared to $616,000, or 21% of net sales, for the same period in 2006. The $65,000 increase in general and administrative expenses is due to a $177,000 increase in merger related expenses partially offset by a $110,000 decrease primarily due to reductions in expenses related to investor relations ($29,000), employee recruiting ($18,000), and accounting fees ($21,000).

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

Significant management judgment is required in determining the provision for income taxes, and in particular, any valuation allowance recorded against our deferred tax assets. For the year ended December 31, 2006, we recorded a tax provision of $29,000. We annually review the future realization of our deferred tax assets based on the current year’s results and future taxable income. Based on this analysis, we determine the appropriate valuation allowance against the deferred tax asset. The tax provision in 2006 reflects a decrease in the valuation allowance because we determined that it was more likely than not that certain future tax benefits would be realized as a result of projected future income.

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

At December 31, 2006, we had net operating loss carryforwards of approximately $11.4 million and $97,000 available to offset future federal and California taxable income, respectively. These loss carryforwards will expire in varying amounts beginning in 2008. In addition, at December 31, 2006, we had federal and California credit carryforwards of approximately $1.3 million and $855,000, respectively. The federal credits expire in varying amounts beginning in 2007. The California credits have no expiration.

Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes. The adoption of FIN 48 did not have an impact on our financial position. As such, there is no change recorded to retained earnings as a result of its adoption.

For federal and state income tax purposes, the amount of benefit from our net operating loss and credit carryforwards may be limited if we incur a cumulative ownership change of more than 50%, as defined, over a three year period.

Our profit before provision for income taxes for all periods presented was derived substantially from domestic operations.

Liquidity and Capital Resources

	March 31, 2007	December 31, 2006

	(unaudited, dollar amounts in thousands)

Cash and cash equivalents	$8,187	$8,259
Working capital	$7,972	$7,746
Working capital ratio	3.8	3.7

Since the initial public offering of our common stock in December 1995, our principal source of funding has been cash from our operations, with some funding from capital equipment lease lines. As of March 31, 2007, we had $8.2 million of cash and cash equivalents, a decrease of $72,000 from December 31, 2006. The decrease in cash and cash equivalents was primarily attributable to payment for legal and other expenses of $120,000 related to the potential merger with Captaris, Inc.

Our operating activities used cash of $17,000 in the first quarter of 2007 primarily due to an increase in accounts receivable, offset in part by our net income and lower inventory levels. The increase in accounts receivable and accompanying decrease in inventories was primarily due to the timing of shipments made during the last month of the quarter. Cash generated by operating activities in the first quarter of 2006 was primarily due to our net income and a reduction in accounts receivable due to accelerated cash collections from our customers, offset in part by higher inventory levels. Net cash used in investing activities was $31,000 and $37,000 in the first quarters of 2007 and 2006, respectively, primarily for the acquisition of computer equipment. Net cash used in financing activities during the first quarter of 2007 of $24,000 was primarily for the repurchase of common stock. Net cash provided by financing activities was $29,000 in the first quarter of 2006, primarily from proceeds upon issuance of common stock from the exercise of stock options.

In the fourth quarter of 2002, the Board of Directors of the Company authorized it, from time to time, to repurchase at market prices, up to $750,000 of its common stock for cash in open market, negotiated or block transactions. No time limit was set for the completion of this program. This stock buyback program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. As of January 2003, the Company has repurchased from open market transactions an aggregate of 66,000 shares of its common stock under this program. The Company has not repurchased any shares of its common stock since January 2003 under this program.

In the third quarter of 2006, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $1 million worth of shares of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of our management. No time limit was set for the completion of this program. At the time of the approval by our Board of Directors, we had approximately 4 million shares of common stock outstanding. As of March 31, 2007, we have repurchased from open market transactions a total of 30,000 shares for $88,000, at an average per share price of $2.90.

We renewed our line of credit with Silicon Valley Bank in July 2006, which now matures on July 30, 2007. The revolving line of credit provides for borrowings of up to $6.0 million. Borrowings under this line of credit agreement are collateralized by all of our assets and bear interest at the bank’s prime rate plus 0.50%. We are required to maintain certain minimum cash and investment balances with the bank and meet certain other financial covenants. As of March 31, 2007, we have not drawn down on the line of credit and we were in compliance with debt covenants and all other terms of the agreement.

We lease our headquarters in Morgan Hill, California. We extended our building lease for a term of five years commencing on June 1, 2004 and expiring on May 31, 2009, with one conditional three-year renewal option, which if exercised, would extend the lease to May 31, 2012 commencing with rent at ninety-five percent of fair market value. As of March 31, 2007, future minimum payments under the lease were $449,000.

The following represents combined aggregate maturities for all our financing and commitments as of March 31, 2007 (unaudited, in thousands):

	Payments Due by Period

Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years

Operating Lease Obligations	$449	$207	$242	—	—

In addition, because we are dependent on a small number of distributors for a significant portion of the revenues from our products, the loss of any of our major distributors or their inability to satisfy their payment obligations to us could have a significant adverse effect on our business, operating results and financial condition. In the first three months of 2007 and 2006, the Company’s two largest distributors collectively represented approximately 48% and 50% of our net revenues, respectively.

We believe that, for the periods presented, inflation has not had a material effect on our operations.

Recent Accounting Pronouncements:

Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes. FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN

48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement analysis that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48, but are assessed as part of measurement. FIN 48 also requires that interest income or expense related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The adoption of FIN 48 did not have an impact on our financial position. As such, there is no change recorded to retained earnings as a result of its adoption.

The Company is subject to income taxes in U.S. federal and California state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgement to apply. The Company is no longer subject to U.S. federal, and California state, income tax examinations by tax authorities for the years before 1991, and 1999, respectively.

The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented. There were no unrecognized tax benefits for any period.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the application of SFAS 159 will have a material effect on its financial position or results of operations.

Subsequent Event

On April 25, 2007, the Company, Captaris, Inc. (“Captaris”), a Washington corporation, and Merlot Acquisition Corporation, a California corporation and wholly owned subsidiary of Captaris (“Merger Sub”), entered into an Agreement and Plan of Merger (“Merger Agreement”), under which Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly owned subsidiary of Captaris (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, (i) each issued and outstanding share of the Company’s common stock will be converted into the right to receive $3.95 in cash, subject to adjustment to the extent the Company’s cash balance at the effective time of the Merger is above or below the agreed upon balance of $7.4 million, and subject to additional downward adjustment to the extent the Company’s working capital (excluding cash) at the effective time of the Merger is less than the agreed upon target of negative $75,000 (provided that the shortfall is at least $100,000) and (ii) each outstanding option to purchase shares of the Company’s common stock will be converted into the right to receive an amount of cash equal to the product of (a) the number of shares as to which such option was vested and exercisable, multiplied by (b) the excess of the merger consideration to be received for each share of common stock of the Company, as described above, over the per share exercise price of such option of, if none, zero.

The Merger Agreement was unanimously approved by the Company’s board of directors. The closing of the Merger is subject to the approval of the shareholders of the Company as well as customary closing conditions, including obtaining certain third party consents and agreements, the absence of governmental restraints and accuracy of representations. In addition, the Merger Agreement contains certain termination rights for both the Company and Captaris, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company must reimburse Captaris for all fees and expenses actually incurred by Captaris in connection with the Merger, up to a maximum of $250,000, and pay Captaris a fee equal to $700,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We had no holdings of derivative financial or commodity instruments at March 31, 2007. However, we are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of our money market accounts and related income would not be significantly impacted by increases or decreases in interest rates due mainly to the highly liquid nature of these investments. However, sharp declines in interest rates could seriously harm interest earnings. In addition, while much of our revenue is transacted in U.S. Dollars, certain spending is transacted in Pounds Sterling. These amounts are not currently material to our financial statements; therefore we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows.

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

Risks Related to Our Merger with Captaris

On April 25, 2007, we announced that we had entered into an agreement to be acquired by Captaris, Inc. in a transaction where a direct wholly owned subsidiary of Captaris would be merged with and into Castelle, with Castelle surviving the merger as a direct wholly owned subsidiary of Captaris. Under the terms of this agreement, at the effective time of the merger, (i) each issued and outstanding share of the our common stock will be converted into the right to receive $3.95 in cash, subject to adjustment to the extent our cash balance at the effective time of the merger is above or below the agreed upon balance of $7.4 million, and subject to additional downward adjustment to the extent our working capital (excluding cash) at the effective time of the merger is less than the agreed upon target of negative $75,000 (provided that the shortfall is at least $100,000) and (ii) each outstanding option to purchase shares of the our common stock will be converted into the right to receive an amount of cash equal to the product of (a) the number of shares as to which such option was vested and exercisable, multiplied by (b) the excess of the merger consideration to be received for each share of our common stock, as described above, over the per share exercise price of such option or, if none, zero. There are numerous risks associated with our having entered into this agreement, including the following:

We cannot assure you that all conditions to the merger will be completed and the merger consummated.

The merger is subject to the satisfaction of closing conditions, and we cannot assure you that the merger will be completed. In the event the merger is not completed, we may be subject to many risks, including the costs related to the proposed merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed or the payment of a termination fee to Captaris under specified circumstances. If the merger is not completed, the market price of our common stock could decline to the extent that the market price of our common stock reflects a market belief that the merger would be completed and its potential benefits would be realized.

Whether or not the merger is completed, our business could suffer due to the announcement of the merger.

Whether or not the merger is completed, our customers, in response to the announcement and pendency of the merger, may delay or defer purchase decisions, which could have a material adverse effect on our business. In addition, our current and prospective employees may experience uncertainty about their future roles with the combined company. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. The extent of this adverse effect could depend on the length of time prior to completion of the merger or termination of the merger agreement.

Costs associated with the merger are difficult to estimate, may be higher than expected and may harm our financial results.

We will incur substantial direct transaction costs associated with the merger, and additional costs associated with consolidation and integration of operations which cannot be estimated accurately at this time. If the total costs of the merger exceed estimates or the benefits of the merger do not exceed the total costs of the merger, our financial results could be adversely affected.

Other Risks

Since the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, there have been no material changes to the risk factors described under Item 1A in such Form 10-K. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K. The risks described above and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2007 to January 31, 2007	4,600	$3.22	4,600	$922,059
February 1, 2007 to February 28, 2007	—	—	—	$922,059
March 1, 2007 to March 31, 2007	3,351	$3.13	3.351	$911,649
Total	7,951	$3.17	7,951	$911,649

(1)   In the third quarter of 2006, our Board of Directors authorized us, from time to time, to repurchase at market prices, up to $1 million worth of shares of our common stock for cash in open market, negotiated or block transactions. The timing of such transactions has depended and will depend on market conditions, other corporate strategies and has been and will be at the discretion of our management. No time limit was set for the completion of this program.

Restrictions on the Payment of Dividends

Our credit line with Silicon Valley Bank provides that we shall not pay any dividend without the prior consent of Silicon Valley Bank. In addition, pursuant to the merger agreement with Captaris, we have agreed not to declare, set aside or pay any dividends on or make any other distributions in respect of our capital stock without the prior written consent of Captaris.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	2.1*	Agreement and Plan of Merger, dated as of April 25, 2007, by and among Captaris, Inc., Merlot Acquisition Corporation and Castelle

	31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

	31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

	32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott C. McDonald, Chief Executive Officer and President of Castelle

	32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul Cheng, Chief Financial Officer of Castelle

* Incorporated by reference to our Form 8-K (file No. 000-22020), as filed with the Securities and Exchange Commission on April 30, 2007.

** In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of this report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTELLE

By:	/s/ Scott C. McDonald	Date: May 14, 2007
Scott C. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Paul Cheng	Date: May 14, 2007
Paul Cheng
Vice President of Finance and Administration
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)